Form 10-K
period 2013-12-31
ON TRACK INNOVATIONS LTD
filed 2014-03-31
CIK 1021604

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

  (Mark One)

 ☒           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the fiscal year ended December 31, 2013

 ☐           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the transition period from [   ] to [   ]

 Commission file number 000-49877

ON TRACK INNOVATIONS LTD.
(Name of registrant as specified in its charter)

Israel	N/A
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Z.H.R. Industrial Zone P.O. Box 32, Rosh Pina, Israel	1200000
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number + 972-4-6868000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class Ordinary Shares, par value NIS 0.10 per share	Name of each exchange on which registered NASDAQ Global Market

Securities registered pursuant to Section 12(g) of the Act:

None.
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes ☐   No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes ☐   No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

 Yes  ☒   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes ☐   No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked prices of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter:

$34,253,297

 The number of shares of the registrant’s Ordinary Shares outstanding on March 20, 2014, was 33,140,867.

In this annual report, unless otherwise specified, all dollar amounts are expressed in United States dollars.

As used in this annual report, the terms "we", "us", "our", “the Company”, and "OTI" mean On Track Innovations Ltd. and our subsidiaries and affiliates, unless otherwise indicated.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

The statements contained in this Annual Report on Form 10-K, or Annual Report, that are not historical facts are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 and other federal securities laws. Such forward-looking statements may be identified by, among other things, the use of forward-looking terminology such as "believes," "intends," "plans" "expects," "may," "will," "should," or "anticipates" or the negative thereof or other variations thereon or comparable terminology, and similar expressions are intended to identify forward-looking statements.  We remind readers that forward-looking statements are merely predictions and therefore are inherently subject to uncertainties and other factors and involve known and unknown risks that could cause the actual results, performance, levels of activity, or our achievements, or industry results, to be materially different from any actual future results, performance, levels of activity, or our achievements, or industry results, expressed or implied by such forward-looking statements. Such forward-looking statements may appear in Item 1 – “Business” and Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” as well as elsewhere in this Annual Report and include, among other statements, statements regarding the following:

•	the expected development and potential benefits from our existing or future products or our intellectual property;

•	increased generation of revenues from licensing, transaction fees and/or other arrangements;

•	future sources of revenue, ongoing relationships with current and future suppliers, customers, end-user customers and resellers;

•	our intention to generate additional recurring revenues and transaction fees;

•	our anticipation that revenues from our operations in Asia or elsewhere will grow in the next years;

•	future costs and expenses and adequacy of capital resources;

•	the prospects of entering into additional license, distribution, value added reseller agreements, or other forms of cooperation or business relations with other companies;

•	our intention to continue to expand our market presence via strategic partnerships around the globe;

•	the potential market demand for our existing or future products, including, without limitation, the expansion of our MediSmart product into additional countries in Eastern Africa;

•	our plans to increase our cash resources, such as by capitalizing on our patent portfolio, sales of assets or parts of our business or raising funds;

•	our plans to reduce our financial expenses, including repayment of debt instruments;

•	our expectations regarding our short-term and long-term capital requirements;

•	our intention to continue to invest in research and development both through organic growth and through purchases of other businesses;

•	our outlook for the coming months; and

•	information with respect to any other plans and strategies for our business.

The factors discussed herein, including those risk factors described in Item 1A. “Risk Factors”, and expressed from time to time in our press releases or filings with the Securities and Exchange Commission, or the SEC, could cause actual results and developments to be materially different from those expressed in or implied by such statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak and are made only as of the date of this filing, and except as required by law, we undertake no obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances.

PART I

Item 1.      Business.

General Overview

We innovate, design and deliver secure cashless payment products and solutions.

We were incorporated under the laws of the State of Israel on February 15, 1990, under the name of De-Bug Innovations Ltd., with unlimited duration.  Our name was changed to On Track Innovations Ltd. on July 8, 1991. We are registered with the Israeli Registrar of Companies, under registration number 52-004286-2 and our Ordinary Shares are traded in the NASDAQ Global Market, or NASDAQ, under symbol OTIV.

We are a pioneer and leading developer of cutting-edge secure cashless payment solutions and for over two decades, we have provided innovative technology to worldwide enterprises.

Our field-proven suite of cashless payment solutions is based on an extensive IP portfolio boasting 28 patent families, patents and patent applications worldwide. Since 1990, we have built an international reputation for reliability and innovation – deploying hundreds of solutions for banking, mobile network operators, vending, mass transit, petroleum and parking.

To support various solutions deployed in 55 countries across the globe, we operate a global network of regional offices, franchisees, distributors and partners.

In 2013, we made a strategic decision to focus our efforts on our core business of providing cashless payment solutions based amongst others on contactless and near-field communication, or NFC, technology and to divest businesses in the Company that are not within this business scope. According to our new strategy, in August 2013 we entered into an agreement with Supercom Ltd. for the sale of our SmartID division, including certain assets, transfer of related employees, subsidiaries directly related to the SmartID division (OTI Panama S.A. (Panama), OTI Tanzania Ltd. (Tanzania), Otignia Licensing LLP (Israel), Digoti Ltd. (Israel), and Millennium Card’s Technology Limited (Hong Kong)), and certain intellectual property directly related to the SmartID division. This sale was closed on December 26, 2013. This division was focused mainly on system integration and diminished our ability to focus on the strong competitive advantages in our core business.

In addition, in August 2013 we divested the operations of Parx France S.A.S., or Parx France, a distributor of our EasyPark parking solution in certain French speaking markets, which was acquired by local French private investors, while retaining exclusive distribution rights on certain French territories, subject to certain commercial terms. This divestiture demonstrates part of our new strategy to focus our business model as a business-to-business provider in partnerships with local business partners, rather than implementing the business-to-consumer approach we have taken in some of our markets.

Following the closing of an agreement reached in December 2013, on February 28, 2014 we also sold our wholly owned German subsidiary, Intercard System Electronics GmbH, or Intercard, that manufactures electronic assemblies and devices, including some of our NFC readers and other non-OTI related products.

By optimizing our operational structure, we may better leverage our core competencies in the areas of cashless payment solutions. In addition, these divestures allow us to focus on building our sales momentum, leveraging our growing industry adoption as a technology leader in the fast growing NFC and cashless payments markets, and reducing unnecessary headcount and costs. We believe that this approach will allow us to expand faster and into more new territories.

On March 20, 2014 we were awarded the silver medal of the 2014 PYMNTS Innovator Award in the ‘Best Comeback Story’ category of The Innovation Project™ 2014, among more than 500 companies that participate in The Innovation Project™.

Our Markets

We provide our cashless payment solutions for three major vertical markets:

Retail and Mass Transit Ticketing –

A.      Retail - The high cost of cash, cash related crime and cash impact on creating 'black economies' are major forces that drive markets to look for "Cashless Payment Solutions". Embraced by retail organizations across the globe, mobile payments, NFC and contactless technologies are helping create a cashless, paperless world.

As one of the pioneers of cashless payment technology, we have been working closely with companies in diverse industries and markets for over two decades. During this time, we have honed our skills at designing industry-tailored solutions that enable our banking, mobile operators, unattended solutions, and closed loop payment systems operators to achieve their goals more efficiently and more cost-effectively.

Our cashless payment solutions for the retail market worldwide are managed by our Company from its headquarters in Israel.

B.           Mass Transit Ticketing – The growing need for mass transit ticketing systems and services, together with the migration to contactless smart cards as the main mean for mass transit payments, have led to the development of a full unattended mass transit ticketing system by our wholly-owned Polish subsidiary ASEC S.A., or ASEC, initially for the market in Poland.

The system is comprised of attended and unattended Points of Sale, or POS, terminals and is fully managed by a back office solution for a full end to end turnkey service.

Our solutions for the mass transit ticketing market in Poland are managed by ASEC.

Vehicle Fueling – Rising fuel costs mean that customers of all types are more cost-conscious when it comes to fueling. Commercial organizations with multiple vehicles are especially sensitive to the impact of fuel expenses on their profitability.

Our petroleum payment solutions enable customers to precisely and effortlessly control and manage refueling operations – including automatic payments for less gas station downtime, complete remote transaction and fuel usage reporting, and tracking of odometer and/or engine operating hours.

Easily deployed and seamlessly integrated with existing gas station infrastructure, our EasyFuel Plus® solution is a wireless, cashless, cardless and paperless refueling tracking and payment solution, providing customers with maximum flexibility and security.

Our solutions for the petroleum market are managed by OTI PetroSmart (PTY) Ltd. (formerly named OTI Africa (PTY) Ltd.), or OTI PetroSmart, a wholly-owned subsidiary based in South Africa.

Parking – With 40% of all municipal parking sessions under 20 minutes, municipalities and city drivers need a fast, simple, and seamless on-street and parking lot payment system. Providing such a system raises municipal parking revenues, lowers enforcement overhead, and improves driver satisfaction.

Our EasyPark® System is a fully one-stop-shop integrated parking fee collection and parking management solution. Encompassing the full scope of parking operations from both the municipal and driver sides, EasyPark® enables cities to improve parking services, optimize operations, cut costs, increase compliance, reduce traffic congestion and pollution, and provide better service to drivers and residents.

Our solutions for the parking market worldwide are managed by PARX Ltd., or PARX, a subsidiary of the Company, based in Israel.

Our solutions for the parking market in Israel are managed by Easy Park Ltd., or Easy Park, a subsidiary of the Company, based in Israel.

Our Products

Below are the details of our offering for each of the above mentioned vertical markets.

Retail and Mass Transit Ticketing Market

A.	Retail

WAVE

Our innovative and proprietary WAVE solution adds NFC, contactless payment and security capabilities to existing iPhone® and Android® mobile devices. WAVE is completely Subscriber Identity Module, or SIM, operating system and handset-agnostic, and offers banks, loyalty card vendors, mobile network operators, or MNOs, mass transit operators, closed campus operators and other diverse vendors a cost-effective, post-market mobile payment add-on option, with quick time-to-market and cost effective implementation. With WAVE, mobile network stakeholders can rapidly rollout new services and create new revenue opportunities, all with minimal investment and implementation overhead.

Flexible as well as cost-effective, attaching the WAVE dongle to any handset requires no expertise or special tooling. WAVE’s contactless interface supports contactless payment for MasterCard, Visa and other card associations, debit and credit, e-Purse, mass transit ticketing, e-coupons, loyalty program and healthcare applications.

WAVE PKI

With a significant growth in the scope of daily online transactions and increasing danger of fraud, organizations are seeking tools that can seamlessly assure secured transactions and customer identification.

As more organizations implement Public Key Infrastructure, or PKI, solutions 1to authenticate consumers, new challenges arise. The majority of PKI endpoint devices support personal computers, but do not provide a solution for mobile devices, which have become increasingly prevalent in PKI transactions.

Our WAVE PKI is a device-agnostic add-on easily attached to the audio jacks of smartphones, tablets and PCs.

oti Payment Insert

Our unique and field-proven oti Payment Insert is an innovative bridge to contactless payment – enabling the addition of NFC, contactless payment, MIFARE and NFC capabilities to most existing handset. Completely SIM, operating system, and handset-agnostic, our payment insert is a post-market accessory that can be rapidly and cost-effectively deployed with no special technical overhead.

oti Payment Insert supports contactless payment for MasterCard, Visa and other card associations, debit and credit, e-Purse, mass transit ticketing, e-coupons and loyalty programs. Leveraging oti Payment Insert, mobile network operators can gain first mover advantage, using existing subscriber handsets to deliver new services and create new revenue opportunities.

oti Readers

•
We supply NFC and contactless reader solutions to major payments point-of-sale providers. With over 23 years of experience, unique IP and know-how, technology like our matched antenna enables unparalleled quality and performance. Our solutions are Underwriters Laboratories, Inc., or UL, and Federal Communications Commission, or FCC, approved and MasterCard TQM (Terminal Quality Management) certified. Also, our reliability and performance are based on over two decades of experience with NFC and contactless solutions.

•	All of our NFC readers are certified by all leading card associations including, amongst others, Visa, MasterCard, Amex and Discover.

oti Saturn® 6500

oti Saturn® 6500 is a secured NFC and contactless reader built specifically for the unattended machine market, such as vending machines, providing quick and easy support for cashless payments.

oti Saturn® 6500 offers convenient three-in-one cashless payment card options: magnetic strip, contact and contactless, in one small and stylish package. With modular design for easy installation and multiple connection options, the oti Saturn® 6500 is ideal for vending, pay-at-the-pump, and unattended payment services.

Available in multiple encryption configurations to ensure the highest level of security for all transaction types, the oti Saturn® 6500 is optimized to read data from a variety of sources, including NFC enabled phones, all types of credit cards, contactless key fobs and smart stickers  that comply with ISO 14443 type A, B and MIFARE.

The reader’s LCD display, LEDs and buzzer provide users with on-the-spot transaction confirmation and clear positive interactive feedback.

•	Based on our patented matched antenna technology, the oti Saturn® 6500 delivers:

▪	Effective power consumption;

▪	Reliable and stable communication;

▪	Additional levels of security and encryption throughout the Radio Frequency, or RF, communication link.

oti Reader 6100

The oti Reader 6100 global ARM based Original Equipment Manufacturer, or OEM, reader module with integrated antenna is a compact and cost-effective contactless card reader board, designed for easy integration into mass transit validators and POS terminals.

Designed for seamless and simple OEM integration, the oti Reader 6100 includes a full-featured development environment, preloaded on-board payment applications (MasterCard PayPass, Visa PayWave, etc.) and smart or transparent mode options. Delivering unsurpassed price-performance, the oti Reader 6100 also supports NFC contactless payments and loyalty programs.

oti Saturn® 6000

Our indoor countertop NFC and contactless payment reader, the oti Saturn® 6000, supports payment and loyalty programs and delivers an unsurpassed price-performance ratio. The enhanced features offered by oti Saturn® 6000 enable faster transactions and support for multiple applications and proprietary programs.

oti Saturn® 6000 utilizes an enhanced firmware architecture and is based on a multi-layer, multi-application approach wherein the application resides separately and securely, resulting in significant reduction of certification cost.

oti Saturn® 6000 is available with multiple encryption configurations to ensure the highest level of security for each transaction, and is optimized to read data from a variety of sources, including NFC enabled phones, all types of credit cards and contactless key fobs that comply with ISO 14443 type A, B and MIFARE support.

oti Saturn® 6000 uses our patented matched antenna technology to provide:

•	Effective power consumption.

•	Reliable and stable communication.

•	Additional levels of security and encryption throughout the communication link.

•
oti Saturn® 6000 is equipped with a large display screen and is easily configured to support multiple languages. The reader features LEDs visible from both sides of the reader, offering quick transaction confirmation and provides an excellent customer experience at the point of sale.

B.	Mass Transit Ticketing

Our wholly owned subsidiary, ASEC, became the leading provider of contactless city transport and parking systems in Poland after ASEC's system for public transportation (metro, tramways, buses) and parking was installed in the city of Warsaw in 2004. ASEC has also become a premier provider in Poland of contactless prepaid card systems based on Global System for Mobile Communications, or GSM, while delivering such a system to be installed in press kiosks all over Poland.

Due to its market driven approach, its determination to explore new opportunities, and the continuous application of cutting edge technologies, ASEC has experienced a rapid growth since it was founded. The result is an impressive track record of innovative products that enable our customers to increase the efficiency of their business operations.

Our mass transit ticketing products offer, among others, the following benefits:

●   Security for information stored on a card and transferred between the card and the reader;

●   Reliable transfer of information to and from a card;

●   Durability, ease of use and multiple form factors, including credit card size solutions, key chains, tags, stickers and wristwatches;

●   Ease of installation and maintenance;

●   Ease of transition from other card technologies to our contactless microprocessor-based technology;

●   Support for multiple, independent applications on the same card; and

●   Platform and device agnostic technology.

Vehicle Fueling Market

EasyFuel Plus®

Our petroleum payment solutions enable large and small customers to minutely and effortlessly control and manage refueling operations – including automatic payments for less gas station downtime, complete remote transaction and fuel usage reporting, and tracking of odometer and/or engine operating hours.

Easily deployed and seamlessly integrated with existing gas station infrastructure, our EasyFuel Plus® solution is a wireless, cashless, cardless and paperless refueling tracking and payment solution, providing customers with maximum flexibility and security.

Parking Market

EasyPark®

Our EasyPark® set of parking solutions provides a fully integrated parking fee collection and parking management solution. Encompassing the full scope of parking operations from both the municipal and driver sides, EasyPark® enables cities to improve parking services, optimize operations, cut costs, increase compliance, reduce traffic congestion and pollution, and provide better service to municipalities, drivers and residents.

EasyPark® In Vehicle Parking Meter (IVPM)

The core of the EasyPark® IVPM system is a durable, adaptable, contactless, multi-application smart card. It contains proprietary software and provides a simple and convenient solution, which can be used for all parking needs including on street parking, parking lots, toll roads, etc.

The EasyPark® system can be operated either as a stand-alone system or on top of traditional parking payment infrastructures to reduce cash handling and eliminate fraud.

EasyPark IVPM unique benefits:

•	A proven solution with outstanding track record

•	Simple to use

•	Cashless

•	Driver pays only for the time used

•	Efficient and cost effective

•	Commercial model is attractive for all stakeholders

•	Based on reliable, secure and scalable technology

•	Friendly to the environment, no visual clutter

•	No maintenance or risk of vandalism

•	A flexible and powerful back-office system.

EasyPark® Mobile

The EasyPark® Mobile is a state of the art mobile parking payments system. The EasyPark® Mobile can be used either as a standalone parking payment method or in conjunction with other payment methods such as the EasyPark® PPM, Pay & Display machines and even with single space meters.

The EasyPark® Mobile can serve for both on-street and off-street parking. Being a mobile payment method connected to the user's secured private account, EasyPark® Mobile can be used for other types of payments such as for mass transportation using the NFC capability of the phone, payment for bike rental, and more.

EasyPark® Mobile provides drivers with various input modes including interactive voice recognition systems, text messages (SMS), and a Smartphone application. EasyPark® Mobile supports both pre-paid and post-paid options, and can be used either by registered users and non-registered occasional users.

In addition to payments, EasyPark® Mobile also serves as a real-time information tool for municipalities to reach out to their residents. This is a major advantage to the city's management who wishes to have an efficient tool to inform and educate their residents.

The EasyPark® System has been successfully deployed by our subsidiary PARX in markets around the globe for over a decade, delivering significant benefits to all stakeholders and consistently demonstrating cost savings and revenue growth. Offered the convenience and ease-of-use of EasyPark®, drivers are more likely to pay parking fees, resulting in a 5-10% increase in parking collections. Additionally, EasyPark® requires no major municipal capital investment and no maintenance – reducing total cost of ownership, and measurably impacting overall parking operation expenses.

Other

MediSmart®

Our MediSmart® product is designed to securely process and manage medical information by providing doctors, hospital administrators and pharmacies with information regarding a patient’s identity, medical and medicaments history, insurance coverage and payment history.  This information can be automatically updated after each treatment or provision of remedies.  Treatment information can be automatically transferred to the corresponding medical institutions and/or the insurance provider’s computer systems.  This product reduces costs to medical providers, provides increased security for a patient’s medical history and improves the quality and speed of service to patients.  We began field tests of the product in South Africa in 2003, and the product was successfully deployed in June 2004 by CareCross Health, the leading primary healthcare provider in South Africa. Since 2007, MediSmart has been deployed in Kenya, through Smart Applications International Ltd., or SMART, and we expect to expand into more countries in Eastern Africa.

Industry Background

Contactless smart Cards and NFC are fast growing disruptive technologies that change the way consumers pay. The benefits generated to the consumers are significant and, according to leading analysts, these technologies are expected to grow rapidly in the coming years.

•	More than half of all handsets will have NFC functionality by 2015 (Pyramid Research, Jun. 2011);

•	NFC-enabled applications are expected to grow at a 35% Compound Annual Growth Rate, or CAGR, from $7.7 billion in 2011 to $34.5 billion by 2016 (Marketsandmarkets.com, Jan. 2012);

•	Mobile payments, ticketing and access control are the fastest growing NFC segments, with the mobile payment market expected to surpass $1.3 trillion in 2017 (Juniper Research, Nov. 2012); and

•	Visa’s contactless payments have quadrupled over last year, now generating about 13 million transactions per month (ZDNet, Feb. 2013).

Strategy

Our goal is to be the leading provider of cutting edge technology and OEM solutions based, among others, on our cashless payment solutions. Key elements of our strategy for achieving this goal include:

●
Enhancing our technological position.  We intend to continue to invest in research and development both through organic growth and where relevant also through acquisitions in order to enhance our technological position, develop new technologies, extend the functionality of our products and services, and offer innovative products to our customers. We will continue to leverage our twenty plus years of experience delivering cashless payment solutions to enterprises around the globe.

●
Expanding our global market presence.  We market our products through a global network of marketing subsidiaries in the U.S., Europe, Africa and our headquarters in Israel.  We are using these entities to strengthen our presence in existing markets, penetrate new markets, provide local customer service and technical support, and adapt our products to our local customers’ specific needs. In addition to our subsidiaries, we will continue to expand our market presence via strategic partnerships around the globe.

●
Increasing our focus on generating high-margin, recurring revenues.  We currently derive most of our revenues from one-time payments for our products and technologies. We intend to generate additional recurring revenues by receiving service fees for ongoing customer services and technical support and transaction fees from our customers based on the volume of transactions or monthly licensing fees from systems that contain our products. By reducing our customers’ up-front payments for our products in return for receiving on-going participation in the revenue they generate from their customers, we intend to build and maintain long-term relationships with our customers and generate a constant stream of high-margin, recurring revenues.

Customer Service and Technical Support

We provide our customers with training and installation support and ongoing customer service and technical support through our global network of subsidiaries, distributors and local services providers. As of December 31, 2013, we had a support team of 28 employees consisting of ten employees located in our corporate headquarters in Rosh Pina, and our office in Zur Yigal, Israel, four employees located in our subsidiary in Africa, four employees located in our subsidiary in the United States and ten employees in our subsidiary in Europe. Our customer service teams in Rosh Pina and Zur Yigal, Israel, provide central services to our network of local subsidiaries.  The subsidiaries, in turn, provide customer service and technical support through telephone and email for an ongoing fee. On-site technical support is available to customers and end-users for a fee.

Sales and Marketing

We have built a global network of subsidiaries, besides our network of distributors and other strategic business partners, through which we sell and market our products worldwide.  As of the date hereof and following the divestiture of Intercard, we have a total sales and marketing staff of 14 employees in four locations.  We market our products in the Americas through our US based subsidiary OTI America, Inc., or OTI America, which employs three people in sales and marketing.  In Africa we sell and market some of our products through our subsidiary based in South Africa, OTI PetroSmart, which employs two people in sales and marketing.  In Europe, we sell and market through ASEC, our Polish subsidiary, which employ three people in sales and marketing.  In Israel, we sell and market through our headquarters in Rosh Pina and offices in Zur Yigal, employing six people in sales and marketing. Our sales and marketing staff implements marketing programs to promote our products and services in order to enhance our global brand recognition.  Our current marketing efforts include participation in trade shows and conferences, press releases, our web site, face-to-face engagements, and advertisements in industry publications.  We also conduct technical seminars to inform customers, distributors, business partners and other industry participants of the benefits of our products and technologies.

Some of the independent systems integrators to which we provide our products also act as distributors for our products.  We have granted some of our systems integrators exclusive distribution rights within a particular country or region.  We generally guarantee exclusivity only if certain franchise fees are paid and/or certain sales targets are met on a case by case basis.

Seasonality

In most years, our revenues have been subject to seasonal fluctuations related to purchasing cycles of many end-users of our products during the second half of the year, which cause higher revenues in the second half of the year.  However, we cannot predict whether or not we will experience this seasonality pattern in this year or future years.

Manufacturing

We currently purchase substantially all of the principal raw materials used in the hardware and software components of our products from third-party suppliers and outsource some of the manufacturing and assembling of our products to manufacturing subcontractors.  In addition, we purchase components on a purchase order basis.  Whenever possible, our policy is to use more than one supplier and manufacturing subcontractor for each part of our production process in order to limit dependence on any one supplier or manufacturer.

We maintain strict internal and external quality control processes.  We comply and maintain ISO 9001:2008 certification for our main Israeli headquarters, our subsidiaries Parx and EasyPark, and our sales subsidiary OTI America. We require that the facilities of our suppliers and manufacturing subcontractors be ISO 9001:2008 certified.  ISO 9001:2008 refers to a quality assurance model established by International Standards Organization, or ISO, for companies that design, produce, install, inspect and test products.

Government Regulation

Some of our products are subject to government regulation in the countries in which they are used.  For example, card readers that are used in the United States require certification of compliance with regulations of the FCC and those used in Europe require certification of compliance with regulations of the European Telecommunications Standards Institute regarding emission limits of radio frequency devices.  In the United States, our petroleum products are subject to compliance with regulations of UL, a public safety and testing certification organization, and in Europe to regulations of the European Union.  Our products are currently in compliance with these regulations.

Research and Development

We believe that our future success depends on, among other things, our ability to maintain our technological leadership, enhance our existing products and develop new products technologies and solutions.  Accordingly, we intend to continue devoting substantial resources to research and development. Although currently we do not receive grants from the Government of Israel in respect of our research and development activities, we have received such grants in the past, and therefore we pay royalties to the Government of Israel at a rate of 3.5% of sales of the products that the Government of Israel participated in financing through grants, up to the amounts granted, linked to the U.S. dollar with annual interest at LIBOR as of the date of the approval.

The following table describes our expenditures from research and development activities during each of the past three years:

	2013	2012	2011
Our expenditures (in Millions of US Dollars)	$4.9	$5.7	$6.1
Our net expenditures as a percentage of annual revenues	24%	34%	27%

Our research and development activities focus mainly on three areas:

•	Implementing our core technologies in microprocessors and readers;
•	Enhancing the functionality of our components and expanding the range of our products to serve new markets; and
•	Developing new innovative technologies related to the Cashless Payment Solutions market.

As of December 31, 2013, we employed 48 employees in our research and development activities.  Our main research and development facilities are located at our headquarters in Rosh Pina, Israel.  Additional research and development facilities are maintained by the Company’s subsidiaries such as ASEC (Poland), OTI PetroSmart (South Africa), OTI America (USA), PARX (Israel) and more. We believe that our success is based on our experienced team of senior engineers and technicians who have extensive experience in their respective fields.  Our research and development facilities are ISO 9001:2008 certified.

Proprietary Technologies and Intellectual Property

Our success and ability to compete depend in large part upon protecting our proprietary technology and intellectual property, or IP. We rely on a combination of patent, trademark, copyright and trade secret law, as well as know-how, confidentiality agreements and other contractual relationships with our employees, affiliates, agents, consultants, distributors and others.

We have an extensive IP portfolio boasting 28 patent families with a number of issued patents in various jurisdictions with respect to our technologies, as well as a number of pending patent applications, trademarks and designs, encompassing product applications, software and hardware platforms, system and product architecture, product concepts and more in the fields of NFC, manufacturing techniques, contactless cards and payments, petroleum and parking solutions.

We cannot be certain that patents will be issued with respect to any of our pending or future patent applications.  In addition, we do not know whether any issued patents will be enforceable against alleged infringers or will be upheld if their validity is challenged. We generally enter into non-disclosure agreements with our customers, partners, employees, consultants, suppliers, subcontractors, and generally control access to the distribution of our products, documentation and other proprietary information.

Competition

Our competition is technology vendors that provide cashless payments solutions products and technologies:

•
In the Retail Market: our competition includes contactless and NFC readers, and terminal manufacturers such as ID Tech, Ingenico and Verifone. On the NFC add-on products, the competition is mainly with vendors such as DeviceFidelity , Gemalto and new technologies like Host Card Emulation, or HCE, derived by players like Google;

•
In the Petroleum Market: we are competing with fuel market and fleet management end to end solution vendors such as Orpak and Rozman Engineering. As this domain has high entrance barriers, there are not many players in this field; and

•
In the Parking Market: we are uniquely positioned to provide a variety of innovative technologies including enforcement systems, analytics for parking operators and drivers and asset-less parking payment solutions (not requiring for "on street" parking equipment) based on both mobile phone payments and in-vehicle parking meters. We are competing with industry players such as ParkMobile, MobileNow and Pay By Phone (Verrus) for Mobile Parking solutions.

Employees

The breakdown of the number of our employees, including employees in our subsidiaries, by department, during each of the past three years is as follows:

	Number of employees as of December 31,
Department	2013		2012	2011
Sales and marketing	18		32	32
Customer service and technical support	28		29	28
Research and development	48		63	68
Manufacturing and operations	80		81	85
Management and administration	60		62	66
Total	234(*	)	267	279

(*) following the divestiture of Intercard on February 28, 2014, the current number of employees decreased to 173 employees.

As of December 31, 2013, 91 of our employees were based in Israel, 101 in Europe, 35 in South Africa and 7 in the United States.  Following the divestiture of Intercard on February 28, 2014, the number of employees in Europe decreased by 61 employees. Under applicable law and by order of the Israeli Ministry of Labor and Welfare, we and our Israeli employees are subject to certain provisions of the collective bargaining agreements between the Histadrut, the General Federation of Labor in Israel and the Coordination Bureau of Economic Organizations, including the Industrialists Association.  These provisions principally concern cost of living increases, length of the working day, minimum daily wages for professional employees, contributions to pension funds, insurance for work-related accidents, procedures for dismissing employees, determination of severance pay, annual and other vacation, sick pay and other conditions of employment.  We provide our employees with benefits and working conditions above the required minimum and which we believe are competitive with benefits and working conditions provided by similar companies in our industry in Israel. Our employees are not represented by a labor union.  We have written employment agreements with substantially all of our employees.  Competition for qualified personnel in our industry is intense and it may be difficult to attract or maintain qualified personnel to our offices.  We dedicate significant resources to employee retention and have never experienced work stoppages, and we believe that our relations with our employees are good.

Organizational Structure

The chart below describes the corporate structure of our principal subsidiaries and major affiliates.

(1)           The remaining shares of Easy Park Ltd. are held by two individuals.

(2)           The remaining shares of PARX Ltd. are held by two individuals.

Easy Park Ltd.

Easy Park markets our EasyPark® system in Israel. Easy Park is incorporated under the laws of the State of Israel and its registered office is at Rosh Pina, Israel. We have the right to appoint all of the members of its board of directors. Currently, Mr. Ofer Tziperman (chairman), Mr. Dimitrios J. Angelis, and Mr. Charles M. Gillman serve as directors of the board.

PARX Ltd.

PARX markets our EasyPark® system worldwide. PARX is incorporated under the laws of the State of Israel and its registered office is at Rosh Pina, Israel. We have the right to appoint all of the members of its board of directors. Currently, Mr. Ofer Tziperman (chairman), Mr. Dimitrios J. Angelis, and Mr. Charles M. Gillman serve as directors of the board.

OTI America Inc.

OTI America, our wholly-owned U.S. subsidiary, is headquartered in Iselin, New Jersey and is incorporated in Delaware. OTI America provides marketing and customer support services for our products in the Americas.  We have the right to appoint all of the members of its board of directors. Currently, Mr. Ofer Tziperman (chairman), Mr. Dimitrios J. Angelis, and Mr. Charles M. Gillman serve as directors of the board.

OTI PetroSmart (Pty) Ltd.

OTI PetroSmart (formerly named OTI Africa (PTY) Ltd.), our wholly-owned South African subsidiary, is headquartered and incorporated in Cape Town, South Africa, and provides marketing, distribution and customer support services for our products in Africa. We have the right to appoint all of the members of its board of directors. Currently, Mr. Ofer Tziperman (chairman), Mr. Dimitrios J. Angelis, and Ms. Charlotte Hambly-Nuss serve as directors of the board.

ASEC S.A. (Spolka Akcyjna)

ASEC, our wholly-owned Polish subsidiary, is headquartered in Krakow, Poland. ASEC provides marketing, distribution and customer support services for some of our products in Europe, and develops and markets card readers and reader modules based on radio frequency identification technologies, including high-end programmable smart cards as well as economically priced readers.  We have the right to appoint all of the members of its advisory board of directors. Currently, Mr. Ofer Tziperman (chairman), Mr. Dimitrios J. Angelis, and Mr. Charles M. Gillman serve as directors of the board.

Item 1A. Risk Factors.

The following risk factors, among others, could in the future affect our actual results of operations and could cause our actual results to differ materially from those expressed in forward-looking statements made by us in this Annual Report or elsewhere. Before you decide to buy, hold, or sell our Ordinary Shares, you should carefully consider the risks described below, in addition to the other information contained elsewhere in this Annual Report. The following risk factors are not the only risk factors facing our Company. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also affect our business. Our business, financial condition and results of operations could be seriously harmed if any of the events underlying any of these risks or uncertainties actually occurs. In that event, the market price for our Ordinary Shares could decline, and you may lose all or part of your investment.

Risks Related to Our Business

We have a history of losses and we may continue to incur full-year losses in 2014 and in subsequent years.

We have incurred losses in each year since we commenced operations in 1990. We reported net losses attributable to shareholders of $6.9 million in 2011, $17.4 million in 2012, and $3 million in 2013. We may continue to incur full year losses in 2014 and afterwards, as we invest in the expansion of our global marketing network, reduce our product prices in return for future transaction fees based on the volume of transactions in systems that contain our products, invest in fixed assets that may generate revenues more slowly than expected and enhance our research and development capabilities.

We are under new management.

In December 2012, eight new directors were elected by the Company’s General Meeting of Shareholders to serve on our Board of Directors, or the Board, following resignation of the majority of the then incumbent directors. In March 2013, our new Board appointed Mr. Ofer Tziperman as new Chief Executive Officer of the Company. In April 2013, the Board replaced the then chairman of the Board and appointed Mr. Dimitrios Angelis as new chairman of our Board.  In June 2013, our Board appointed Mr. Shay Tomer to serve as new Chief Financial Officer and in August 2013, the Company appointed Mr. Shlomi Eytan as new Chief Sales and Marketing Officer. In December 2013, by recommendation of the Board, the General Meeting of Shareholders appointed Mr. Jerry L. Ivy as a new additional director to the Board. Besides the foregoing, through 2013 we made some changes in the Company’s executive management. Our members of the Board and executive management have been with us for a while, but to a degree are still in a learning process of the Company and its business, and this may affect our business in the short and mid-term.

We are assessing possible alternatives to maximize value for our shareholders.  This process may not result in a viable alternative, or such alternative might not be implemented successfully.

 Our new Board of Directors has been identifying and assessing possible alternative strategies to maximize value for our shareholders.  After the assessment period we plan to implement new strategies for growing our businesses and building shareholder value.  However, there is no certainty that we will be able to identify the strategy that will work best for us and for our shareholders, or that the strategy we choose will be actually implemented successfully, since such strategy implementation generally depends on a number of factors, many of which outside of our control.  If we fail to identify the appropriate strategy or to implement successfully the strategy we choose, this could have a material adverse effect on our business, financial condition and results of operations.

We may desire to exit certain product lines or businesses, or to restructure our operations, but may not be successful in doing so.

Our current Board of Directors has been identifying and assessing possible alternative strategies to maximize value for our shareholders.  Such process may result in a decision to divest certain product lines and businesses or restructure our current corporate structure or current operations, including, without limitation, through the contribution of assets to joint ventures or sale of some assets to third parties. However, our ability to successfully exit product lines and businesses, or to close or consolidate operations, or to sell successfully some of our assets, depends on a number of factors, many of which are outside of our control. For example, if we are seeking a buyer for a particular business line, none may be available, or we may not be successful in negotiating satisfactory terms with prospective buyers or a buyer may not meet its obligations under the applicable purchase agreement.

If we are unable to exit a product line or business in a properly or timely manner, or to restructure our current corporate structure or our operations in a manner we deem to be advantageous, or to enforce that a buyer meets its contractual obligations, this could have a material adverse effect on our business, financial condition and results of operations. Even if a divestment is successful, among others, we may face indemnity and other liability claims by the acquirer or other parties.

We depend on a small number of large customers, and the loss of one or more of them would lower our revenues.

Our customer base is concentrated among a limited number of large customers. Our revenues may continue to depend on a limited number of major customers. The customers we consider to be our major customers and the percentage of our revenue represented by each major customer vary from period to period. In 2011, 2012 and for 2013, our largest customer in North America provided 0%, 6% and 19% respectively, of our total revenues for such periods. In addition, another customer, related to mass transit in Poland, respectively accounted for 11%, 8% and 15% of our total revenues for 2011, 2012 and 2013, respectively.  If we were to lose any one of our major customers, or if any of our customers were to have difficulty meeting their financial obligations to us for any reason, our financial condition and results of operations would be adversely affected.

If the market for contactless microprocessor-based smart cards and/or NFC does not grow, sales of our products may not grow and may even decline.

The success of some of our products depends on commercial enterprises, governmental authorities and other potential card issuers adopting contactless microprocessor-based smart card and NFC technologies. Other card technologies, such as magnetic strips or bar codes, are widely used and could be viewed by potential customers as more cost effective alternatives to our products and/or the market for contactless microprocessor-based smart cards and/or NFC products may not grow or actually meet our current forecasts.

 Additionally, potential customers in developed countries, such as the United States and others, may already have installed systems that are based on technologies different from ours and therefore may be less willing to incur the capital expenditures required to install or upgrade to a contactless microprocessor-based smart card system. As a result, we cannot assure that there will be significant market opportunities for our contactless microprocessor-based smart cards and/or NFC products. New technologies for payments different than ours might also be adopted by the markets and could override the need for our contactless and NFC payment solutions.

If we fail to develop new products or adapt our existing products for use in new markets, our revenue growth may be impeded and we may incur significant losses.

 To date, we have sold products incorporating our technology within a limited number of markets. Although we are devoting significant resources to developing new products and adapting our existing products for use in new markets, such as cashless payment solutions, parking solutions, mass transit ticketing solutions and petroleum solutions, if we fail to develop new products or adapt our existing products for existing or new markets, we may not recoup the expenses incurred in our efforts to do so, our revenue growth may be impeded and we may incur significant losses.

We have acquired several companies or groups of companies and we intend to continue to pursue strategic acquisitions in the future.  The failure to successfully integrate acquired companies and businesses or to acquire new companies and businesses may harm our financial performance and growth.

During the last few years we acquired several companies or businesses in Israel and around the world.

In certain cases, we paid for these acquisitions through the issuance of our Ordinary Shares and in certain cases, warrants to purchase Ordinary Shares and cash consideration. These and future acquisitions could result in:

•	difficulties in integrating our operations, technologies, products and services with those of the acquired companies and businesses;
•	difficulty in integrating operations that are spread across significant geographic distances;
•	diversion of our capital and our management's attention away from other ongoing business issues;
•	potential loss of key employees and customers of companies and businesses we acquire;
•	increased liabilities as a result of liabilities of the companies and businesses we acquire; and
•	dilution of shareholdings in the event we acquire companies and businesses in exchange for our Ordinary Shares.

We may not successfully integrate all technologies, manufacturing facilities or distribution channels that we have or may acquire and we cannot assure that any of our recent acquisitions will be successful. In addition, if we do not acquire new companies and businesses in the future, our business may not grow as expected. If any of our recent or future acquisitions are not successful, our financial performance and business may be adversely affected.

Our revenue growth may be impaired if we are unable to maintain our current, and establish new, strategic relationships.

The markets for our products are usually highly specialized and sometimes require us to enter into strategic relationships in order to facilitate or accelerate our penetration into existing or new markets. We consider a relationship to be strategic when we integrate our technology into some of the product offerings of a business partner or manufacturer or systems integrator that has a significant position in a specified market and cooperate in marketing the resulting product. The termination of any of our strategic relationships or our failure to develop additional relationships in the future may limit our ability to expand the markets in which our products are deployed or to sell particular products.

The terms of certain of our agreements may restrict our ability to take actions that we believe to be desirable.

Pursuant to certain agreements we have entered into with our suppliers, sales agents and joint venture partners, we have agreed to restrict ourselves in some areas of business by providing exclusivity for different time periods, ranging from several months to several years, or sometimes providing exclusivity in specific regions. For example, in certain markets, we sell our products through sales agents which, in certain cases, have exclusive sales rights in that market or certain territories if specified sales quotas are met. The foregoing could have a material adverse effect on our business, operating results and financial condition if these partners do not perform in a satisfactory manner.

We face intense competition. If we are unable to compete successfully, our business prospects will be impaired.

We face intense competition from developers of contact and contactless microprocessor-based technologies, NFC payment solutions and products, developers of contactless payments products that use other types of technologies that are not microprocessor-based, NFC and non-smart card technologies. In some of our markets we are facing competition from new emerging technologies such as, without limitation, Bluetooth Low Energy, Host Card Emulation etc. We compete on the basis of a range of competitive factors including price, compatibility with the products of other manufacturers, and the ability to support new industry standards and introduce new reliable technologies. Many of our competitors have greater market recognition, larger customer bases, and substantially greater financial, technical, marketing, distribution, and other resources than we possess. As a result, they may be able to introduce new products, respond to customer requirements and adapt to evolving industry standards more quickly than we can.

From time to time, we or one or more of our present or future competitors may announce new or enhanced products or technologies that have the potential to replace or shorten the life cycles of our existing products. The announcement of new or enhanced products may cause customers to delay or alter their purchasing decisions in anticipation of such products, and new products developed by our competitors may render our products obsolete or achieve greater market acceptance than our products.

If we cannot compete successfully with our existing and future competitors, we could experience lower sales, price reductions, loss of revenues, reduced gross margins and reduced market share.

Our products may have long development cycles and we may expend significant resources in relation to a specific project without realizing any revenues.

The development cycle for our products varies from project to project. Typically, the projects in which we are involved are complex and require that we customize our products to our customers’ needs and specifications in return for payment of a fixed amount. We then conduct evaluation, testing, implementation and acceptance procedures of the customized products with the customer. Only after successful completion of these procedures will customers place orders for our products in commercial quantities. In addition, our sales contracts sometimes do not include minimum purchase requirements. We therefore cannot always assure that future contracts will result in commercial sales. Our average development cycle is typically between 6 and 18 months from initial contact with a potential customer until we deliver commercial quantities to the customer and recognize significant revenues. As a result, we may expend financial, management and other resources to develop customer relationships before we recognize revenues, if any.

Fluctuations in our quarterly financial performance may create volatility in the market price of our shares and may make it difficult to predict our future performance.

Our quarterly revenues and operating results have varied substantially in the past and may continue do so in the future. These fluctuations may be driven by various factors which are beyond our control, are difficult to predict and may not meet the expectations of analysts and investors. These factors include, among others, the following:

•	Our payroll expenses are relatively fixed and we would not expect to reduce our workforce due to a reduction in revenues in any particular quarter.
•	The tendency of some of our clients, due to budgetary reasons, to place orders for products toward the last quarter of their financial year.

As a result of these factors, our revenues and operating results in any quarter may not be indicative of our future performance, and it may be difficult to evaluate our prospects.

Delays or discontinuance of the supply of components may hamper our ability to produce our products on a timely basis and cause short-term adverse effects.

Some of the components we use in our products, including microprocessors and cards, are supplied by third party suppliers and manufacturers. Some of these suppliers are single source manufacturers. EOL (End of Life, i.e., termination of manufacturing of a certain product, provision of services or support) or allocations due to high demand, or delays or shortages could interrupt and delay the supply of our products to our customers, and may result in cancellation of orders for our products. However, we do not always have long-term supply contracts under which our suppliers are committed to supply us with components at fixed or defined prices. Suppliers sometimes may increase component prices significantly without advance warning or could discontinue the manufacturing or supply of components used in our products. In addition, third party suppliers may face other challenges in fulfilling their contractual obligations with us which are beyond our control.  For instance, our 2011 and 2012 financial results were adversely impacted by the flooding in Thailand which had direct impact on a plant of one of our then principal contractors for inlays, and this caused disruptions to our supply chain and specifically affected our ability to deliver products to certain customers.  Although we make efforts to identify and retain from time to time second source manufacturers, we may not be able always to develop alternative sources for product components, if and as may be required in the future. Even if we are able to identify alternative sources of supply, we may need to modify our products to render them compatible with other components. This may cause delays in product shipments, increase manufacturing costs and increase product prices.

Some of our suppliers are located in different countries, such as in Europe and Asia, and therefore we may experience logistical difficulties in our supply chain, including long lead times for receipt of products or components and shipping delays. In addition, our subcontractors may, on occasion, feel the impact of potential economic or political instability in their regions, which could affect their ability to supply us with components for our products in a timely manner.

If we fail to hire, train and retain qualified research and development personnel, our ability to enhance our existing products, develop new products and compete successfully may be materially and adversely affected.

Our success depends, in part, on our ability to hire and train qualified research and development personnel. Individuals who have expertise in research and development in our industry are scarce. Competition for such personnel in the electronics industry is intense, particularly in Israel. Consequently, hiring, training and retaining such personnel is time consuming and expensive. In addition, it may be difficult to attract qualified personnel to Rosh Pina, which is located in the northern part of Israel. If we fail to hire, train and retain employees with skills in research and development, we may not be able to enhance our existing products or develop new products.

If we are unable to protect or assert our intellectual property rights, our business and results of operations may be harmed.

Our success and ability to compete depend considerably on using our intellectual property and proprietary rights to protect our technology and products. We rely on a combination of patent, trademark, design, copyright and trade secret laws, confidentiality agreements and other contractual relationships with our employees, customers, affiliates, distributors, suppliers and others. While substantially all of our employees are subject to non-compete agreements, these agreements may be difficult to enforce as a result of Israeli law limiting the scope of employee non-competition undertakings. We further note that the Israeli Supreme Court noted (in an obiter dictum) in 2012, without making any decisive ruling, that an employee who contributes to an invention during his employment could be allowed to seek compensation for it from their employer, even if the employee’s contract of employment specifically states otherwise and the employee has transferred all intellectual property rights to the employer. The Israeli Supreme Court considered the possibility that a contract that revokes the employee’s right for royalties and compensation may not necessarily foreclose the right of the employee to claim a right for royalties. As a result, even if the Company believes that none of its employees has any rights in any of the Company’s intellectual property, or to receive royalties, it is unclear if, and to what extent, our employees may be able to claim compensation with respect to our future revenue.  As a result, we may receive less revenue from future products if such claims are successful, or incur additional royalty expenses, which in turn could impact our future profitability.

Our patent portfolio includes registered patents and pending patents applications worldwide encompassing, among others, product applications, system and product architecture and product concepts in the field of NFC, contactless payments, petroleum and parking solutions. Our patents are registered/pending in the United States, Europe, Asia, Australia, Israel, South Africa and other countries. We cannot be certain that patents will be issued with respect to any of our pending or future patent applications or that the scope of our existing patents, or any future patents that are issued to us, will provide us with adequate protection for our technology and products. Others may challenge our patents or patent applications as well as our registered trademarks and other intellectual property rights. We do not know whether any of them will be upheld as valid or will be enforceable against alleged infringers. Thus we do not know whether they will enable us to prevent or hinder the development of competing products or technologies. Moreover, patents provide legal protection only in the countries where they are registered and the extent of the protection granted by patents varies from country to country.

The measures we have taken to protect our technology and products may not be sufficient to prevent their misappropriation by third parties or their independent development by others of similar technologies or products. If our patents and other intellectual property rights do not adequately protect our technology, competitors may be able to offer products similar to our products more easily. Our competitors may also develop competing technology by designing around our patents and thereafter manufacturing and selling products that compete directly with ours, which would harm our business, financial position and results of operations.

In order to protect our technology and products and enforce our patents and other proprietary rights, we may need to initiate, prosecute or defend litigation and other proceedings before courts and patent and trademark offices in multiple countries. For instance, in March 2012 we filed a patent infringement lawsuit alleging that T-Mobile USA, Inc. sells NFC enabled phones that infringe a patent we own. These legal and administrative proceedings could be expensive and could occupy significant management time and resources.  In addition, since one of T-Mobile’s defenses is invalidity of the patent, there is a risk that the asserted patent will be declared invalid and we may instructed to reimburse T-Mobile for its legal expenses.

Security breaches and system failures could expose us to liability, harm our business or result in the loss of customers.

We retain sensitive data, including intellectual property, books of record and personally identifiable information, on our networks. It is critical to our business strategy that our infrastructure and other infrastructure we use to host our solutions remain secure, do not suffer system failures and are perceived by customers and partners to be secure and reliable. Despite our security measures, our infrastructure and third party infrastructure we use to host our solutions may be vulnerable to attacks by hackers or other disruptive problems. Our policy is to cap our liability to damages at the cost of the project. Yet, we cannot ensure that the actual liabilities imposed on us in case of data security issues or data loss issues would indeed be subject to such cap.  Any security breach or system failure may compromise information stored on our networks. Such an occurrence could negatively affect our reputation as a trusted provider of solutions and hosting such solutions by adversely affecting the market’s perception of the security or reliability of our products or services.

If we fail to adhere to regulations and security standards imposed by credit card networks, or if our products are not certified or otherwise fail to comply with such regulations and security standards (such as payment card industry standards, etc.) or if our customers fail to take proper protective measures and hold OTI liable for the consequences, our results of operations could be adversely affected.

Our products are designed to collect, store, and route certain personal identifiable information from our clients and/or  from end-users, as well as processing such clients’ and/or end-users payments using payment information.  In addition, we may store such information on our servers.

We are required by some of our customers to meet industry standards imposed by payment systems standards setting organizations such as EMVCo LLC, credit card associations such as Visa, MasterCard, Interac, Discover and other credit card associations and standard setting organizations such as the Payment Card Industry Security Standards Council, or PCI SSC, and other local organizations. Furthermore, some of our offerings are subject to the Payment Card Industry Data Security Standards, or PCI DSS, which is a set of multifaceted security standards that is designed to protect credit card and personal information as mandated by payment card industry entities. Even though we attempt to protect our company through our contracts with our customers, clients and other third-party service providers, and in certain cases assess their security controls, we have limited oversight or control over their actions and practices. We implemented an off-site backup policy that is expected to help in case of system crash caused by hackers, intruders, attackers or accidents. However, this policy cannot guarantee complete security, as not all attack possibilities are known. We also advise our customers to maintain insurance policies covering cyber-attacks on their systems, including system restore and derived liabilities in case of stolen data, and we further advise them to monitor their backup policies carefully, ensuring off-site backups.

New standards are continually being adopted or proposed as a result of worldwide anti-fraud initiatives, encryption of cardholder or personal information, the increasing need for system compatibility and technology developments such as wireless, optical fiber infrastructure, telecommunication, VPN, VPN infrastructure, satellite based communication and other wire line IP communication. We cannot ensure that we will be able to design our solutions to comply with future standards or regulations on a timely basis, if at all. Compliance with these standards could increase the cost of developing or producing our products, while non-compliance may harm our reputation or result in customer and client claims. New products designed to meet any new standards need to be introduced to the market and ordinarily need to be certified by the credit card associations and our customers before being purchased. The certification process is costly and time consuming and increases the amount of time and resources it takes to sell our products, as well as the product development cycle time and cost.  Selling products that are non-compliant may result in fines against us or our customers, which we may be liable to pay. After selling and/or installation of a system or a product, the customer is responsible for any operational aspect of such system or product ensuring them from unexpected crashes. We advise our clients to take backup and insurance measures for such cases.

In addition, even if our products are designed to be compliant, compliance with certain security standards is determined on the basis of the network environment in which our customers and service providers install our products. Therefore, such compliance depends upon additional factors such as proper installation of the components of the environment (including our systems, compliance of software and system components provided by other vendors), implementation of compliant security processes and business practices and adherence to such processes and practices.

Our business and financial condition could be adversely affected if we do not comply with new or existing industry standards and regulations, or obtain or retain necessary regulatory approval or certifications in a timely fashion, or if compliance results in increasing the cost of our products.

Our products may infringe on the intellectual property rights of others.

It is not always possible to know with certainty whether or not the manufacture and sale of our products or the licenses we are granted from third parties does or will infringe patents or other intellectual property rights owned by third parties. For example, patent applications may be pending at any time which, if granted, cover products that we developed or are developing. In certain jurisdictions, the subject matter of a patent is not published until the patent is issued. Third parties may, from time to time, claim that our products infringe on their patent or other intellectual property rights. In addition, if third parties claim that our customers are violating their intellectual property rights, our customers may seek indemnification from us (which could be costly), or may terminate their relationships with us. Our products depend also on operating systems licensed to us and we may also be subject to claims by third parties that our use of these operating systems infringes on their intellectual property rights.

Intellectual property rights litigation is complex and costly, and we cannot be sure of the outcome of any litigation. Even if we prevail, the cost of litigation could harm our results of operations. In addition, litigation is time consuming and could divert our management’s attention and resources away from our business. If we do not prevail in such litigation, in addition to any damages we might have to pay, we might be required to discontinue the use of certain processes, cease the manufacture, use and sale of infringing products and solutions, and expend significant resources to develop non-infringing technology or obtain licenses on unfavorable terms. In addition, some licenses are non-exclusive and, therefore, our competitors may have access to the same technology licensed to us.

We are susceptible to changes in international markets and difficulties with international operations could harm our business.

We have derived revenues from different geographical areas. Our ability to maintain our position in existing markets and/or to penetrate new, regional and local markets is dependent, in part, on the stability of regional and local economies. Our regional sales may continue to fluctuate widely and may be adversely impacted by future political or economic instability in these or other foreign countries or regions.

In addition, there are inherent risks in these international operations which include, among others:

• •	changes in regulatory requirements and communications standards; changes in external political policies, such as embargos based on manufacturing origin;
•	political and economic instability;
•	required licenses, tariffs and other trade barriers;
•	difficulties in enforcing intellectual property rights across, or having to litigate disputes in, various jurisdictions;
•	difficulties in staffing and managing international operations;
•	potentially adverse tax consequences;
•	the burden of complying with a wide variety of complex laws and treaties in various jurisdictions; and
•	business interruptions resulting from geopolitical actions, including war and terrorism, or natural disasters including earthquakes, typhoons, floods and fires.

If we are unable to manage the risks associated with our focus on international sales, our business may be harmed.

We report in U.S. dollars while a portion of our revenues and expenses is incurred in other currencies. Therefore currency fluctuations could adversely affect our results of operations.

We generate a significant portion of our revenues in U.S. dollars but we incur a large portion of our expenses in other currencies. Our principal non-U.S. dollar expenses are for Israeli employees’ salaries, which are in New Israeli Shekel, or NIS, and the expenses of our international subsidiaries. Our subsidiary in France, SmartCard Engineering S.A.S, incurs expenses in Euros, our subsidiary in Poland, ASEC, incurs expenses in Polish Zloty, and our subsidiary in South Africa, OTI PetroSmart, incurs expenses in South African Rand. To the extent that we and our subsidiaries based in Israel, United States, Europe and South Africa conduct our business in different currencies, our revenues and expenses and, as a result, our assets and liabilities, are not necessarily accounted for in the same currency. We are therefore exposed to foreign currency exchange rate fluctuations. More specifically, we face the risk that our accounts receivable denominated in non-U.S. dollar currencies will be devalued if such currencies weaken quickly and significantly against the U.S. dollar. Similarly, we face the risk that our accounts payable and debt obligations denominated in non-U.S. dollar currencies will increase if such currencies strengthen quickly and significantly against the U.S. dollar. These fluctuations may negatively affect our results of operations. Our operations could also be adversely affected if we are unable to limit our exposure to currency fluctuations in the future.

To mitigate the risk of financial exposure to fluctuations in the exchange rate of the U.S. dollar against the NIS or other currencies, we may enter into currency hedging transactions. However, these measures may not adequately protect us from material adverse effects resulting from currency fluctuations. In addition, if we wish to maintain the U.S. dollar-denominated value of sales made in other currencies, any devaluation of the other currencies relative to the U.S. dollar would require us to increase our other currency denominated selling prices. That could cause our customers to cancel or decrease orders.

Our international sales and operations are subject to complex laws relating to foreign corrupt practices and bribery, among many other subjects. A violation of, or change in, these laws could adversely affect our business, financial condition or results of operations.

Our operations in countries outside the U.S. are subject, among others, to the Foreign Corrupt Practices Act of 1977 as amended from time to time, or FCPA, which prohibits U.S. companies or foreign companies which their shares are traded in a U.S. stock exchange, or their agents and employees from providing anything of value to a foreign public official as defined in the FCPA for the purposes of influencing any act or decision of these individuals in their official capacity to help obtain or retain business, direct business to any person or corporate entity, or obtain any unfair advantage. We have internal control policies and procedures and have implemented training and compliance programs for our employees and agents with respect to the FCPA. However, we cannot assure that our policies, procedures and programs will always protect us from reckless or criminal acts that may be committed by our employees or agents. Allegations of violations of applicable anti-corruption laws, including the FCPA, may result in internal, independent, or government investigations. Violations of the FCPA may result in severe criminal or civil sanctions, and we may be subject to other liabilities, which could have a material adverse effect on our business, consolidated results of operations and consolidated financial condition. In addition, investigations by governmental authorities as well as legal, social, economic, and political issues in countries where we operate could have a material adverse effect on our business and consolidated results of operations. We are also subject to the risks that our employees, joint venture partners or agents outside of the U.S. may fail to comply with other applicable laws. The costs of complying with these and similar laws may be significant and may require significant management time and focus. Any violation of these or similar laws, intentional or unintentional, could have a material adverse effect on our business, financial condition or results of operations.

We are using third parties' goods and services from time to time. Although we make efforts to ensure the service quality we cannot control the actions of such third parties, and therefore we may be subject to claims and risks.

We depend on third party service providers, suppliers and licensors to supply some of the services, hardware, software and operational support necessary to provide some of our services. We obtain these materials from a limited number of vendors, some of which do not have a long operating history or which may not be able to continue to supply the equipment and services we desire. Some of our hardware, software and operational support vendors, and service providers represent our sole source of supply or have, either through contract or as a result of intellectual property rights, a position of some exclusivity. If demand exceeds these vendors’ capacity or if these vendors experience operating or financial difficulties, or are otherwise unable to provide the equipment or services we need fully or in a timely manner, at our specifications and at reasonable prices, our ability to provide some services might be materially adversely affected, or the need to procure or develop alternative sources of the affected materials or services might delay our ability to serve our customers. These events could materially and adversely affect our ability to retain and attract customers, and have a material negative impact on our operations, business, financial results and financial condition. A limited number of vendors of key technologies can lead to less product innovation and higher costs. For these reasons, we generally endeavor to establish alternative vendors for materials we consider critical, but may not be able to always establish these relationships or be able to obtain required materials on favorable terms.

We may have to adapt our products in order to integrate them into our customers’ systems if new government regulations or industry standards are adopted or current regulations or standards are changed.

Some of our products and/or future products under development are or may be subject to government or international regulation in the countries in which they are used. For example, card readers used in the U.S. and in Europe require certification of compliance with regulations of the FCC and the European Telecommunications Standards Institute, respectively, regarding emission limits of radio frequency devices, some of our systems are required to meet the safety regulation standards. In addition, governmental or international certification for the systems into which our products are integrated may be required. The ISO approved industry standards regulating the transfer of data between cards and readers that we generally meet.  If there is a change in government regulations or industry standards, we may have to make significant modifications to our products and, as a result, could incur significant costs and may be unable to deploy our products in a timely manner.

In addition, prior to purchasing our products, some customers may require us to receive or obtain a third party certification, or occasionally certify our products by ourselves, that our products can be integrated successfully into their systems or comply with applicable regulations. In some cases, in order for our products, or for the system into which they are integrated, to be certified, we may have to make significant product modifications.  Furthermore, receipt of third party certifications may not occur in a timely manner or at all. Failure to receive third party certifications could render us unable to deploy our products in a timely manner or at all.

Our products may contain defects that are only discovered after the products have been deployed or used. This could harm our reputation, result in loss of customers and revenues or subject us to product liability claims.

Our products are highly technical and deployed as part of large and complex projects. As a result of the nature of our products, they can only be fully tested when fully deployed. For example, the testing of our parking payment product required the distribution of sample parking payment cards to drivers, installation of electronic kiosks at which a card holder can increase the balance on his or her card, linking of kiosks to financial and parking databases, collection of data through handheld terminals, processing of data that is collected by the system, compilation of reports and clearing of parking transactions. Any defects in our products could result in:

•	harm to our reputation;
•	loss of, or delay in, revenues;
•	loss of customers and market share;
•	failure to attract new customers or achieve market acceptance for our products; and
•	unexpected expenses to remedy errors.

In addition, we could be exposed to potential product liability claims. While we currently maintain product liability insurance, we cannot be certain that this insurance will be sufficient to cover any successful product liability claim. Any product liability claim could result in changes to our insurance policies, including premium increases or the imposition of a large deductible or co-insurance requirements. Any product liability claim in excess of our insurance coverage would have to be paid out of our cash reserves. Furthermore, the assertion of product liability claims, regardless of the merits underlying the claim, could result in substantial costs to us, divert management’s attention away from our operations and damage our reputation.

We have certain operations in countries that may be adversely affected by political or economic instability.

We are a global company with worldwide operations. We derive certain portion of our sales and future growth from regions such as Latin America, Eastern Europe and Africa, which may be more susceptible to political or economic instability.

Certain portions of our operations are conducted outside the markets in which our products are sold, and accordingly we often import a substantial number of products into such markets. We may, therefore, be denied access to our customers or suppliers or denied the ability to ship products from any of our sites as a result of a closing of the borders of the countries in which we sell our products, or in which our operations are located, due to economic, legislative or political conditions.

Delays in the implementation stage in some of the projects we are involved with may prevent us from generating sales revenues as expected in the applicable year.

Delays in projects might occur as a result of factors that are beyond our control, including, without limitation, customer readiness or shortage in purchased components needed for project implementation as well as our readiness to implement the projects. If such delays occur in the future, it might affect our revenues, profitability or our share price.

The general economic outlook may adversely affect our business.

Our operations and performance depend on worldwide economic conditions and their impact on levels of business and public spending, which deteriorated significantly in many countries and regions and may remain depressed for the foreseeable future.  This may adversely affect the budgeting and purchasing behavior of our customers and our potential customers, including shifting customers purchasing patterns to lower-cost options, which could adversely affect our product sales.

In addition, continuing uncertainties in the financial and credit markets may adversely affect the ability of our customers, suppliers, distributors and resellers to obtain financing for significant purchases and operations and to fulfill their contractual obligations with us. As a result, we could encounter, among other adverse effects, a decrease in or cancellation of orders for our products, and an increase in additional reserves for uncollectible accounts receivable being required.

We derive a portion of our revenues from sales to systems integrators that are not the end-users of our products. We are dependent, to a certain extent, on the ability of these integrators to maintain their existing business and secure new business.

 In 2011, 2012 and 2013, 15%, 20% and 16%, respectively, of our revenues were derived from sales to systems integrators that incorporate our products into systems which they supply and install for use in a specific project. To the extent our revenues depend on the ability of systems integrators to successfully market, sell, install and provide technical support for systems in which our products are integrated or to sell our products on a stand-alone basis, our revenues may decline if the efforts of these systems integrators fail. Further, the faulty or negligent implementation and installation of our products by systems integrators may harm our reputation and dilute our brand name. We are one step removed from the end-users of our products, and therefore it may be more difficult for us to rectify damage to our reputation caused by systems integrators that have direct contact with end-users. In addition, termination of agreements with systems integrators or revocation of exclusive distribution rights within certain countries might be difficult. If we are unable to maintain our current relationships with systems integrators or develop relationships with new systems integrators, we may not be able to sell our products and our results of operations could be impaired.

Unless we continue to expand our direct sales, our future success will depend upon the timing and size of future purchases by systems integrators and the success of the projects and services for which they use our products.

We may face both reputational and SEC enforcement risks with respect to conflict minerals obligations.

The SEC has adopted disclosure requirements under section 102 of the Dodd-Frank Wall Street Reform and Consumer Protection Act regarding the source of certain minerals for which such conflict minerals are necessary to the functionality or production of a product manufactured, or contracted to be manufactured which are mined from the Democratic Republic of Congo, and adjoining countries, including: Sudan, Uganda, Burundi, United Republic of Tanzania, Zambia, Angola, and Central African Republic. These rules require reporting companies to file a conflict minerals report as an exhibit to a Form SD report with the SEC. The conflict minerals report is required to set out the due diligence efforts and procedures exercised on the source and chain of custody of such conflict minerals, in accordance with internationally recognized due diligence framework, and a description of the Company's products containing such conflict minerals. Although we expect that we will be able to comply with the requirements of any rules promulgated by the SEC and file our first report by May 31, 2014, as required, in preparing to do so the Company is dependent upon the implementation of new systems and processes and information supplied by certain suppliers of products that contain, or potentially contain, conflict minerals. Such preparation may be costly. To the extent that the information that it receives from its suppliers is inaccurate or inadequate or its processes in obtaining that information do not fulfill the SEC's requirements, the Company could face both reputational and SEC enforcement risks.

Terrorist attacks and acts of violence may have a material adverse effect on our operating results.

Terrorist attacks and other acts of violence or war may affect the financial markets on which our Ordinary Shares trade, the markets in which we operate, our operations and profitability and your investment. These attacks, or subsequent armed conflicts resulting from or connected to them, may directly impact our physical facilities or those of our suppliers or customers. For example, during the Second Lebanon War in 2006, numerous shells fired at Israel from Lebanese territory landed in Rosh Pina. Although such attacks did not have an adverse impact upon the Company or any of its operations, we cannot assure you that, in the future, any similar circumstances will have no such impact.  In addition, terrorist attacks may make travel and the transportation of our supplies and products more difficult and/or expensive and affect the results of our operations.

Risks Related to Our Ordinary Shares

Our share price has fluctuated in the past and may continue to fluctuate in the future.

The market price of our Ordinary Shares has fluctuated significantly and may continue to do so. The market price of our Ordinary Shares may be significantly affected by factors such as the announcements of new products or product enhancements by us or our competitors, technological innovations by us or our competitors or periodic variations in our results of operations. In addition, any statements or changes in estimates by analysts covering our shares or relating to the smart card industry could result in an immediate effect that may be adverse to the market price of our shares.

Trading in shares of companies listed on the NASDAQ Global Market in general, and trading in shares of technology companies in particular, has been subject to extreme price and volume fluctuations that have been unrelated or disproportionate to operating performance. These factors may depress the market price of our Ordinary Shares, regardless of our actual operating performance.

Securities litigation has also often been brought against companies following periods of volatility in the market price of its securities. In the future, we may be the target of similar litigation that could result in substantial costs and diversion of our management’s attention and resources.

Our share price could be adversely affected by future sales of our Ordinary Shares.

As of March 20, 2014, we had 33,140,867 outstanding Ordinary Shares, 1,178,699 Ordinary Shares we repurchased that are held by us as dormant shares, 371,730 warrants to purchase additional Ordinary Shares at a weighted average exercise price of $2.64 per share and 1,789,616 options to purchase additional Ordinary Shares at a weighted average exercise price of $1.65 per share.  We may, in the future, sell or issue additional Ordinary Shares. The market price of our Ordinary Shares could drop as a result of sales of substantial amounts of our Ordinary Shares in the public market or the perception that such sales may occur, including sales or perceived sales by our directors, officers or principal shareholders. These factors could also make it more difficult to raise additional funds through future offerings of our Ordinary Shares or other securities.

Our shareholders could experience dilution of their ownership interest by reason of our issuing more shares.

Under Israeli law, shareholders in public companies do not have preemptive rights. This means that our shareholders do not have the legal right to purchase shares in a new issue before they are offered to third parties. In addition, our Board of Directors may approve the issuance of shares in many instances without shareholder approval. As a result, our shareholders could experience dilution of their ownership interest by reason of our raising additional funds through the issuance of Ordinary Shares.  In addition, we may continue to acquire companies or businesses in exchange for our shares, resulting in further dilution.

We do not anticipate paying cash dividends in the foreseeable future.

We have never declared or paid cash dividends on our Ordinary Shares, and we do not anticipate paying cash dividends in the foreseeable future. The payment of any dividends by the Company is solely at the discretion of our Board of Directors and based on the conditions set forth in the Israeli Companies Law, or the Companies Law.

We adopted a Shareholders Rights Plan that may dilute the shares of an “Acquiring Person”.

On January 12, 2009, our Board of Directors approved the adoption of a Shareholders Rights Plan, as amended on January 5, 2012 and January 9, 2014, or the Plan. Pursuant to the terms of the Plan, each Ordinary Share of the Company shall give its holder one right, or Right, as detailed in the Plan. Each Right will become exercisable only after a person or a group becomes an “Acquiring Person” by obtaining beneficial ownership of, or by commencing a tender or exchange offer for, 15% or more of our Ordinary Shares (our Board of Directors may reduce this percentage, but not to less than 10%), unless our Board of Directors approves such “Acquiring Person” or redeems the Rights. Each Right, once it becomes exercisable, will generally entitle its holder, other than the “Acquiring Person”, to purchase from the Company either 0.4, half, one, two or three Ordinary Shares, as shall be determined by the Board of Directors, in consideration for the par value thereof. Therefore, the Plan may dilute the holding of shareholders who are deemed “Acquiring Persons” under the Plan. In addition, certain institutions may be discouraged from purchasing or holding our Ordinary Shares due to the Plan’s presumed anti-takeover effect.  Furthermore, the existence of the Plan may discourage bids to acquire our Company at a price that may be attractive to our shareholders.

We may fail to maintain effective internal control in accordance with Section 404 of the Sarbanes-Oxley Act of 2002.

The Sarbanes-Oxley Act of 2002 imposes certain duties on us and our executives and directors. Our efforts to comply with the requirements of the Sarbanes-Oxley Act, and in particular with Section 404, have resulted in increased general and administrative expenses and a diversion of management time and attention, and we expect these efforts to require the continued commitment of resources. If we fail to maintain the adequacy of our internal controls, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal control over financial reporting. Although our management has determined that we had effective internal control over financial reporting as of December 31, 2013, we may identify material weaknesses or significant deficiencies in our future internal control over financial reporting. In addition, as smaller reporting company, our internal control over financial reporting is not required to be audited by our independent registered public accounting firm. Failure to maintain effective internal control over financial reporting could result in investigation or sanctions by regulatory authorities, and could have a material adverse effect on our operating results, investor confidence in our reported financial information, and the market price of our Ordinary Shares.

We may not be able to meet NASDAQ Global Market continued listing requirements and our shares may be delisted.

We may not be able to meet NASDAQ Global Market continued listing requirements in the NASDAQ Listing Rules, or the NASDAQ Rules, and our Ordinary Shares may be moved to NASDAQ Capital Market or delisted.  Among other things, if the bid price of our Ordinary Shares is less than $1.00 for 30 consecutive business days or more, our shares may be moved to be traded on the NASDAQ Capital Market, or be delisted. After the bid price of a company goes below $1.00 for 30 consecutive business days, NASDAQ provides it a grace period before shares are being moved to be traded on the NASDAQ Capital Market or delisted.

Risks Related to Israel

Security, political and economic instability in the Middle East may harm our business.

We are incorporated under the laws of the State of Israel, and our principal offices and research and development facilities are located in Israel. Accordingly, security, political and economic conditions in the Middle East in general, and in Israel in particular, may directly affect our business.

Over the past several decades, a number of armed conflicts have taken place between Israel and its Arab neighbors and a state of hostility, varying in degree and intensity, has led to security and economic problems for Israel. From time to time since late 2000, there has also been a high level of violence between Israel and the Palestinians, which has strained Israel’s relationships with its Arab citizens, with Arab countries and, to some extent, with other countries around the world. In addition, Iran has threatened to attack Israel and is widely believed to be developing nuclear weapons.  In early 2011, riots and popular uprisings in various countries in the Middle East led to severe and continuing political instability in those countries. This instability may lead to deterioration of the political and trade relationships that exist between the State of Israel and these countries.  In addition, this instability may affect the global economy and marketplace. Any armed conflicts or political instability in the region, including acts of terrorism or any other hostilities involving or threatening Israel, would likely negatively affect business conditions and could make it more difficult for us to conduct our operations in Israel, which could increase our costs and adversely affect our financial results.

Furthermore, some countries, as well as certain companies and organizations, participate in a boycott of Israeli firms and others doing business with Israel or with Israeli companies. Restrictive laws, policies or practices directed towards Israel or Israeli businesses could have an adverse impact on the expansion of our business. In addition, we could be adversely affected by the interruption or curtailment of trade between Israel and its trading partners, a significant increase in the rate of inflation, or a significant downturn in the economic or financial condition of Israel.

Our operations could be disrupted as a result of the obligation of key personnel to perform Israeli military service.

Some of our executive officers and employees are required to perform annual military reserve duty in Israel and may be called to active duty at any time under emergency circumstances. Our operations could be disrupted by the absence for a significant period of one or more of our executive officers or other key employees due to military service. Any disruption to our operations would harm our business.

The Israeli government programs in which we currently participate, and the Israeli tax benefits we are currently entitled to, require us to meet several conditions, and they may be terminated or reduced in the future. This could increase our costs and/or our taxes.

We are entitled to certain tax benefits under Israeli government programs, largely as a result of the “Approved Enterprise” status granted to some of our capital investment programs by the Israeli Ministry of Industry and Trade. Taxable income derived from each program is tax exempt for a period of ten years beginning in the year in which the program first generates taxable income, up to 14 years from the date of approval or 12 years from the date of the beginning of production. Without such benefits our taxable income from such programs would be taxed at the regular corporate tax rate (24% in 2011, 25% in 2012 and 2013, and 26.5% as from 2014). To maintain our eligibility for these tax benefits, we must continue to meet conditions, including making specified investments in property, plant and equipment. We cannot assure that we will continue to be eligible for these tax benefits at the same rate or at all. The termination or reduction of these programs and tax benefits could increase our taxes and could have a material adverse effect on our business.

Because we received grants from the Israeli Office of the Chief Scientist, we are subject to ongoing restrictions relating to our business

We received royalty-bearing grants from the Office of the Chief Scientist of the Israeli Ministry of Industry, Trade and Labor, or the OCS, for research and development programs that meet specified criteria. We are obligated to pay royalties with respect to the grants received. In addition, the terms of the OCS grants limit our ability to manufacture products or transfer technologies outside of Israel if such products or technologies were developed using know-how developed with or based upon OCS grants. Pursuant to the Israeli Encouragement of Research and Development in the Industry Law, we and any non-Israeli who becomes a holder of 5% or more of our share capital are generally required to notify the OCS and such non-Israeli shareholder is required to undertake to observe the law governing the grant programs of the Chief Scientist, the principal restrictions of which are the transferability limits described above.

It may be difficult to enforce a U.S. judgment against us, our officers and directors or to assert U.S. securities law claims in Israel.

We are incorporated in Israel. Some of our executive officers are not residents of the United States, and a substantial portion of our assets is located outside of the United States. Therefore, it may be difficult for an investor, or any other person or entity, to enforce a U.S. court judgment based upon the civil liability provisions of the U.S. federal securities laws in an Israeli court against us or any of these persons or to affect service of process upon these persons in the United States. Additionally, it may be difficult for an investor, or any other person or entity, to enforce civil liabilities under U.S. federal securities laws in original actions instituted in Israel.

Provisions of Israeli law may delay, prevent or make undesirable an acquisition of all or a significant portion of our shares or assets.

The Companies Law regulates acquisitions of shares through tender offers, requires special approvals for transactions involving shareholders holding 5% or more of the company’s capital, and regulates other matters that may be relevant to these types of transactions. These provisions of Israeli law could have the effect of delaying or preventing a change in control and may make it more difficult for a third party to acquire us, even if doing so would be beneficial to our shareholders. These provisions may limit the price that investors may be willing to pay in the future for our Ordinary Shares. Furthermore, Israeli tax considerations may make potential transactions undesirable to us or to some of our shareholders.

Item 1B.  Unresolved Staff Comments.

Not Applicable.

Item 2.     Properties.

We lease an aggregate of 10,639 square meters of land in Rosh Pina, Israel, from the Israel Lands Authority. Of the 10,639 square meters at Rosh Pina, 2,377 square meters are leased under a 49-year lease that is set to expire on November 16, 2041, with an option to extend for an additional period of 49 years.  Our principal management, administration and marketing activities occupy a 1,188 square meter facility on the site.  The remaining 8,262 square meters of land are leased under a 49-year lease with the Israel Lands Authority, which is set to expire on September 14, 2047, with an option to extend for a further period of 49 years.  Our principal engineering, research and development facilities occupy a 4,000 square meter facility on this site.  Some of our manufacturing activities take place at this site as well. The rent for the initial 49-year term of each of these leases was prepaid in its entirety at the beginning of the lease terms as is customary in Israel for leases of property for industrial purposes from the Israel Lands Authority. Our rights under these leases, including the facilities built on the site, are pledged for the benefit of Bank Leumi Le-Israel Ltd. We lease an aggregate of approximately 300 square meters in Zur Yigal, Israel, pursuant to a lease that is set to expire on April 1, 2016.

OTI America leases an aggregate of 2,200 square feet of office space in Iselin, New Jersey pursuant to a lease that is set to expire on August 31, 2014.

OTI PetroSmart owns an aggregate of 770 square meters of office space in Century City, South Africa.

ASEC leases 495 square meters of office space in Krakow, Poland, pursuant to a lease terminable by giving a six months’ prior notice, 143 square meters of office space in Warsaw, Poland, pursuant to a lease that is set to expire on April 28, 2016, 60 square meters of office space in another location in Warsaw, Poland pursuant to a lease that expires on April 30, 2015, and that can be extended for another five-year period,  56 square meters of office space in Lublin, Poland pursuant to a lease that expires on October 11, 2015 and 86 square meters office space in Warsaw together with 87 square meters of warehouse space pursuant to a  lease that expires on May 2, 2016.

We believe that the current space we have is adequate to meet our current and near future needs.

Item 3.    Legal Proceedings.

From time to time, we become involved in various routine legal proceedings incidental to the ordinary course of our business.  We do not believe that the outcomes of these legal proceedings have had in the recent past, or will have (with respect to any pending proceedings), significant effects on our financial position or profitability.

On March 26, 2012, we filed a patent infringement lawsuit in the United States District Court for the Southern District of New York against T-Mobile USA, Inc. (Civil Action No. 12-cv-2224-AJN) for selling NFC enabled phones, including the Nokia Astound and HTC Amaze, that infringe our U.S. Patent No. 6,045,043. Our requested relief in this action is a declaration that T-Mobile infringes our patent, an injunction against further infringement, direct and indirect damages for the infringement, and attorneys’ fees. Our NFC technology in the phones enables contactless payments with mobile phones, loyalty programs, data mining, and other applications.  T-Mobile answered the complaint, denying that it infringes the patent, alleging that the patent is invalid, and asserting other equitable defenses. On May 7 and 9, 2013, the Court heard arguments from both parties on proposed constructions of the asserted claim terms.  The Court issued an opinion on June 20, 2013, adopting our proposed constructions. T-Mobile subsequently filed a motion to reconsider the Court’s claim construction, which the Court denied on August 27, 2013. Fact discovery has been completed. The parties have until the end of March 2014, to file dispositive motions.

On September 2, 2012, we filed an insurance lawsuit in the Israeli District Court Merkaz against Harel Insurance Company Ltd. (Civil Action 2399-09-12) for damages incurred by us due to flooding in our subcontractor’s (Smartrac) manufacturing site in Thailand, in the amount of approximately $11 million. This caused disruptions to our supply chain and specifically affected our ability to deliver products to our customers. The parties have until the end of March 2014 to submit its depositions and the Court has rescheduled a preliminary hearing of the claim for July 15, 2014.

On October 3, 2013, the Company received from the Commercial Court of Paris, France, or the Court, notification that a French company named SMJ PARK’IN SARL, or the Plaintiff, submitted on June 2013 a monetary claim against the Company and its French subsidiary, Parx France, or the Defendants, alleging, among others, the Defendants entered on mid 2008 into an agreement with the Plaintiff granting it the exclusive marketing rights to distribute and operate the Defendants, EasyPark Parking System (locally named PIAF) in Paris and ILE the France, and that the Defendants failed to fulfill their undertakings under such alleged agreement, by marketing their products by themselves or others causing the Plaintiff losses that it requires compensation for in its lawsuit. The total claim amount made by Plaintiff under this action is approximately €1.5 Million. The Company rejects all Plaintiff’s allegations and claims, including, the alleged agreement and the then exclusive right of the Plaintiff to distribute Company’s products, which were at the relevant time in negotiation. Following a preliminary hearing held by the Court on December 2013, the Plaintiff was required to provide additional documents and Defendants are expected to submit its detailed defense to the Court by end of April 2014. Based on the advice of counsel, management believes that the Company had no material obligation to the Plaintiff.

Item 4.    Mine Safety Disclosures.

Not Applicable.

PART II

Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our Ordinary Shares are traded on the NASDAQ Global Market under the symbol “OTIV”.

The following table shows, for the periods indicated, the high and low closing prices of our Ordinary Shares in U.S. dollars as reported on the NASDAQ Global Market.

Period	NASDAQ Global Market Per Share $
	High	Low
2012
First quarter	1.70	1.07
Second quarter	1.78	1.34
Third quarter	1.69	0.96
Fourth quarter	1.44	1.08
2013
First quarter	1.55	0.87
Second quarter	1.52	0.85
Third quarter	1.95	1.40
Fourth quarter	3.69	1.48
2014
First quarter (through March 26, 2014)	4.16	2.78

Record Holders

Based on a review of the information provided to us by our transfer agent, as of March 20, 2014, there were 13 holders of record of our Ordinary Shares, of which 10 record holders holding less than 1% of our Ordinary Shares had registered addresses in the United States. These numbers are not representative of the number of beneficial holders of our shares nor are they representative of where such beneficial holders reside since many of these Ordinary Shares were held of record by brokers or other nominees (including one U.S. nominee company, CEDE & Co., which held approximately 99.86% of our outstanding Ordinary Shares as of said date).

Dividends

We have never declared or paid any cash dividends on our Ordinary Shares or other securities.

We currently expect to retain all future earnings, if any, to finance the development of our business, and do not anticipate paying any cash dividends in the foreseeable future.  Any future determination relating to dividend policy will be made by our Board of Directors and will depend on a number of factors, including future earnings, capital requirements, financial condition and future prospects and other factors the Board of Directors may deem relevant.  In the event of a distribution of a cash dividend out of tax exempt income, we will be liable for corporate tax at a rate of up to 30% in respect of the amount distributed.

Though we never declared or paid a cash dividend, in November 2008 our Board of Directors authorized the repurchase of our shares in a total aggregate amount not to exceed $5 million subject to approval by court, as required under the Companies Law. In May 2009 the court approved a repurchase program in a total amount of up to $2 million and in the course of the repurchase program, 1,178,699 of our Ordinary Shares were acquired during 2010 and 2011 for an aggregate purchase price of $2 million.

Item 6.    Selected Financial Data.

Not Applicable.

Item 7.     Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This discussion and analysis should be read in conjunction with our consolidated financial statements and notes thereto contained in “Item 8. Financial Statements and Supplementary Data” of this Annual Report.

Results of Operations

In December 2013, we completed the sale of certain assets, certain subsidiaries and IP directly related to our SmartID division, for a total purchase price of $10 million, with additional $12.5 million subject to performance-based milestones.

In February 2014, we sold our wholly owned German subsidiary, Intercard, for a total purchase price of EURO 700,000 (approximately $960,000). Accordingly, assets and liabilities related to the SmartID division and Intercard are presented separately in the balance sheets, as assets and liabilities held for sale and were disposed in February 2014.

The results from such operations and the cash flows for the reporting periods are presented in the statements of operations and in the statements of cash flow, respectively, as discontinued operations separately from continuing operations.

All the data in this Annual Report that is derived from our financial statements, unless otherwise specified, excludes the results of those discontinued operations.

Sources of Revenue

We have historically derived a substantial majority of our revenues from the sale of our products, including both complete systems and OEM components. In addition, we generate revenues from licensing and transaction fees, and also, less significantly, from engineering services, customer services and technical support. During the past three years, the revenues that we have derived from sales and licensing and transaction fees have been as follows (dollar amounts in thousands):

	2013	2012	2011
Sales	$15,067	$11,560	$10,844
Licensing and transaction fees	$4,801	$5,044	$12,055
Total revenues	$19,868	$16,604	$22,899

Sales increased by $3.5 million, or 30%, in 2013 compared to 2012 and increased by $716,000, or 7%, in 2012 compared to 2011. The increase in 2013 is mainly attributed to an increase in sales related to our NFC readers in the US market and Europe partially offset by a decrease in sales of parking products. The increase in 2012 is mainly attributed to an increase in sales of products to retail, mass transit ticketing and petroleum customers, partially offset by a decrease in sales of parking products.

Licensing and transaction fees include single and periodic payments for manufacturing or distribution rights for our products, as well as licensing our intellectual property rights to third parties.  Transaction fees are paid by customers based on the volume of transactions processed by systems that contain our products. The decrease of $243,000 in 2013, or 5%, compared to 2012 is mainly due to a decrease in license fees related to the Parking market. The decrease of $7 million, or 58%, in 2012 compared to 2011 is due to non-recurring license fees of $7 million we recognized in 2011 from a license agreement with a corporation that is located in Asia.

We expect to generate additional revenues from transaction fees in the future as the installation and usage of systems that contain our products become more widespread.

We have historically derived revenues from different geographical areas.  The following table sets forth our revenues, by dollar amount (in thousands) and as a percentage of annual revenues in different geographical areas, during the past three years:

	Africa		Europe		Asia		Americas		Israel
2013	$4,073	21%	$7,060	35%	$99	1%	$6,856	34%	$1,780	9%
2012	$4,189	26%	$6,664	40%	$574	3%	$2,968	18%	$2,209	13%
2011	$3,938	17%	$6,321	28%	$7,972	35%	$1,160	5%	$3,508	15%

Our revenues from sales in Asia decreased by $475,000, or 83%, in 2013 compared to 2012 mainly due to decreased revenues from retail and petroleum products. Our revenues from sales in Asia decreased by $7.4 million, or 93%, in 2012 compared to 2011 mainly due to $7 million revenues recognized in 2011 for a license agreement with a corporation in Asia. We anticipate revenues from Asia to grow in the coming years mainly with respect to retail products. Our revenues from sales in Americas increased by $3.9 million, or 131%, in 2013 compared to 2012, and increased in 2012 by $1.8 million, or 155%, compared to 2011. The increase from sales in Americas in 2013 and in 2012 is mainly due to an increase in sales of NFC readers to the U.S. market. Our revenues from sales in Israel decreased by $429,000, or 19%, in 2013 compared to 2012, and decreased in 2012 by $1.3 million, or 37%, compared to 2011. The decrease from sales in Israel in 2013 and in 2012 is mainly due to decreased revenues from parking operations and a decrease in mass transit products. Our revenues from sales in Africa and Europe have been relatively stable. Our revenues derived from outside the U.S., which are primarily received in currencies other than the U.S. dollar, will have a varying impact upon our total revenues, as a result of fluctuations in such currencies’ exchange rates versus the U.S. dollar.

The following table sets forth our revenues, by dollar amount (in thousands) and as a percentage of annual revenues by segments, during the past three years:

	Petroleum		Parking		Retail and Mass Transit Ticketing		Other
2013	$4,532	23%	$2,210	11%	$11,743	59%	$1,383	7%
2012	$5,205	31%	$2,944	18%	$7,126	43%	$1,329	8%
2011	$4,748	21%	$3,494	15%	$13,481	59%	$1,176	5%

Our revenues in 2013 from Parking decreased by $734,000, or 25%, in compared to 2012 and decreased by $550,000, or 16%, in 2012 compared to 2011. The decrease in revenues from Parking in 2013 and in 2012 is mainly due to a decrease in revenues generated from the Israeli market. Revenues from Retail and Mass Transit Ticketing in 2013 increased by $4.6 million, or 65%, compared to 2012, mainly due to increased sales of NFC readers to the U.S. market. Revenues in 2012 from Retail and Mass Transit Ticketing decreased by $6.4 million, or 47%, compared to 2011, mainly due to $7 million of revenues recognized in 2011 for a license agreement with a corporation in Asia. We anticipate revenues from Retail and Mass Transit Ticketing to grow in the next years mainly from NFC readers and mass transit expansion. Revenues in 2013 from Petroleum decreased by $673,000, or 13%, compared to 2012, mainly due to decrease in sales of Petroleum products in the Americas. Revenues in 2012 from Petroleum increased by $457,000, or 10%, compared to 2011, mainly due to increase in sales in Europe.

Cost of Revenues and Gross Margin

Our cost of revenues, presented by revenue source, gross profit and gross margin percentage, for each of the past three years have been as follows (dollar amounts in thousands):

Cost of revenues	2013	2012	2011
Cost of sales	$9,140	$7,298	$8,470
Cost of licensing and transaction fees	-	-	$714
Total cost of revenues	$9,140	$7,298	$9,184
Gross profit	$10,728	$9,306	$13,715
Gross margin percentage	54%	56%	60%

Cost of sales.  Cost of revenues relating to sales consists primarily of materials, as well as salaries, fees to subcontractors and related costs of our technical staff that assemble our products.  The increase of $1.8 million, or 25%, in 2013 compared to 2012 resulted primarily from an increase in our revenues and consumption of materials from retail products. The decrease of $1.2 million, or 14%, in 2012 compared to 2011 is primarily the result of the flooding of one of our manufacturing facilities in Thailand in October 2011, which caused the Company an impairment loss of inventory, and a decrease in consumption of materials resulting from the change in the product revenues mix.

Cost of licensing and transaction fees. Licensing and transaction fees revenues do not have directly attributable cost of revenues for the years ended 2012 and 2013.  The cost in 2011 is due to transaction costs in connection with a license agreement signed with a corporation in Asia.

Gross margin. Gross margin decreased from 60% in 2011 to 56% in 2012 and to 54% in 2013. The decrease in 2013 in comparison to 2012 was mainly attributed to the increase of Retail revenues. The decrease in 2012 in comparison to 2011 was mainly attributed to the decrease in the licensing and transaction fees revenues. The changes in our overall gross margin are mainly attributed to a change in our revenue mix.

Operating expenses

Our operating expenses and operating loss for each of the past three years have been as follows (dollar amounts in thousands):

	Year ended December 31,
Operating expenses	2013	2012	2011
Research and development	$4,868	$5,678	$6,148
Selling and marketing	$7,914	$11,822	$8,530
General and administrative	$6,945	$9,022	$7,053
Other operating income, net	$(4,081)	-	-
Amortization and impairment of intangible assets and goodwill	$894	$99	$122
Total operating expenses	$16,540	$26,621	$21,853

Research and development.  Our research and development expenses consist primarily of the salaries and related expenses of our research and development staff, as well as subcontracting expenses. All research and development costs are expensed as incurred. The decrease of $810,000, or 14%, in 2013 compared to 2012 is primarily attributed to a decrease in employment expenses due to a decrease in the number of research and development employees in certain locations and a $135,000 decrease in stock based compensation expense to employees and non-employees. The decrease of $470,000, or 8%, in 2012 compared to 2011 was primarily due to a decrease in employment expenses resulting from the revaluation of the U.S. dollars, a decrease in the number of research and development employees in certain locations and a decrease in stock based compensation expense to employees and non-employees, partially offset by an increase in severance pay provision. Our research and development expenses may increase in the future as we continue to develop new products and new applications for our existing products.

Selling and marketing.  Our selling and marketing expenses consist primarily of salaries and substantially all of the expenses of our sales and marketing subsidiaries and offices in the United States, South Africa and Europe, as well as expenses related to advertising, professional expenses and participation in exhibitions and tradeshows.   The decrease of $3.9 million, or 33%, in 2013 compared to 2012 is primarily due to the employment termination of the former CEO and Chairman and former president and the related provisions made in 2012 and a $67,000 decrease in stock based compensation expenses to employees and non-employees. The increase of $3.3 million, or 39%, in 2012 compared to 2011 was primarily due to a provision for termination in 2012 of the Company’s former president in the amount of $2.4 million and termination of the Company's former CEO and Chairman in the amount of $568,000, an increase in severance pay provision mainly due to an increase in salary of the Company’s former CEO and Chairman and the Company’s former President. Our selling and marketing expenses may increase in the future as we continue to expand our local sales and marketing subsidiaries, open new offices and in the event that we hire additional personnel.

General and administrative.  Our general and administrative expenses consist primarily of salaries and related expenses of our executive management and financial and administrative staff. These expenses also include costs of our professional advisors (such as lawyers and accountants), office expenses, insurance and vehicle expenses, which have collectively grown as a result of the growth in the scope, magnitude and complexity of our business, and provision for doubtful accounts. The decrease of $2.1 million, or 23%, in 2013 compared to 2012 was primarily due to the employment termination of the former CEO and Chairman and related to provisions made in 2012 and a decrease in legal and other professional expenses. The increase of $2.0 million, or 28%, in 2012 compared to 2011 was primarily due to a provision for termination of the Company's former CEO and Chairman in the amount of $1.7 million, an increase in severance pay provision mainly due to increased salary of the Company's former CEO and Chairman and an increase in legal and other professional expenses, partially offset by decrease in expenses due to the revaluation of the USD and decrease in office expenses. General corporate and administrative expenses may increase in the future as we continue to expand our operations.

Other operating income, net.  On July 10, 2013, the Company signed a settlement agreement with its former CEO and Chairman and former president with respect to their termination of employment with the Company and its subsidiaries. Based on the agreements, beside the release of existing severance payments funds, the Company paid to the former CEO and the former president an aggregate of approximately $2.5 million for the employment term and the termination thereof. The agreements further provide a mutual release from all claims between the Company and the former CEO and Chairman and the former president in connection with their employment with the Company, termination thereof, and any position they held with the Company. Consequently to the execution of the agreements mentioned above, the provisions made over their employment period were adjusted accordingly and the Company recorded other income of $4.5 million. In addition, other operating income, net, includes a $231,000 loss from disposal of our subsidiary in France, a $91,000 loss on sale of property and equipment and a $100,000 expense due to settlement on patent litigation.

Amortization and impairment of intangible assets and goodwill. The increase of $795,000, or 803%, in 2013 compared to 2012 resulted from an impairment of intangible assets that amounted to $328,000 and an Impairment of goodwill that amounted to $485,000, both related to parking operations partially offset by a decrease in amortization expenses due to a sale of intangible assets in France. The decrease of $23,000, or 19%, in 2012 as compared to 2011 resulted from reduction in the amortization of intangible assets, which became fully amortized during 2012. We did not incur impairment charges in 2011 and 2012.

Financing income (expenses), net

Our financing expenses, net, for each of the past three years, have been as follows (dollar amounts in thousands):

	Year ended December 31,
	2013	2012	2011
Financing income	$182	$320	$609
Financing expenses	$(1,095)	$(813)	$(766)
Financing expenses, net	$(913)	$(493)	$(157)

Financing expenses consist primarily of interest payable on bank loans, bank commissions and foreign exchange losses. Financing income consists primarily of foreign exchange gains and from interest earned on investments in short term deposits, U.S. and Israeli treasury securities and corporate bonds. The decrease in financing income of $138,000, or 43%, in 2013 compared to 2012 is due to a decrease in interest earned on investments in debt securities and short term deposits and the decrease of $289,000, or 47%, in 2012 compared to 2011 resulted from a similar decrease in such income. The increase in financing expenses in 2013 compared to 2012 of $282,000, or 35%, is mainly due to increase in expenses resulting from the changes of the U.S. dollar against the Israeli NIS and the EURO. The increase in financing expenses in 2012 compared to 2011 of $47,000, or 6%, is mainly due to increases in interest on short and long term credit.

Net loss from continuing operations

The decrease of $10.9 million, or 61%, in 2013 compared to 2012 is primarily due to an increase in the Company’s gross profit, and a decrease in the operating expenses partially offset by increase in financing expenses, net, as mentioned above. The increase of $9.5 million, or 113%, in 2012 compared to 2011 is primarily due to a decrease in the Company’s gross profit, an increase in the operating expenses mainly due to an increase in selling and marketing expenses, general and administrative expenses and an increase in financing expenses, net, as mentioned above.

Our net loss from continuing operations for each of the past three years has been as follows (dollar amounts in thousands):

	Year ended December 31,
	2013	2012	2011
Net loss from continuing operations	$(6,928)	$(17,875)	$(8,378)

Net income from discontinued operations

In December 2013, the Company completed the sale of certain assets, certain subsidiaries and IP directly related to its SmartID division. In February 2014, following the closing of the agreement reached in December 2013, the Company sold its wholly owned German subsidiary, Intercard.

The results from these operations for the reporting periods are presented in the statements of operations as discontinued operations separately from continuing operations.

The increase in net income from discontinued operations of $3.5 million in 2013 compared to 2012 is primarily due to a gain recorded from the divestiture of the SmartID division partially offset by an impairment expense of assets held for sale in the German subsidiary. The decrease in net income from discontinued operations of $972,000 or 76%, in 2012 compared to 2011 is primarily due to a decrease in net income relating to the SmartID division projects.

Our net income from discontinued operations for each of the past three years has been as follows (dollar amounts in thousands):

	Year ended December 31,
	2013	2012	2011
Net income from discontinued operations	$3,777	$313	$1,285

Net loss

The decrease in net loss of $14.4 million, or 82%, in 2013 compared to 2012 is primarily due to an increase in the Company’s gross profit, and a decrease in the operating expenses partially offset by an increase in financing expenses, net, and an increase in net income from discontinued operations as mentioned above. The increase in net loss of $10.5 million, or 148%, in 2012 compared to 2011 is primarily due to a decrease in the Company’s gross profit, an increase in the operating expenses and financing expenses, net, and a decrease in net income from discontinued operations as mentioned above.

Our net loss for each of the past three years has been as follows (dollar amounts in thousands):

	Year ended December 31,
	2013	2012	2011
Net loss	$(3,151)	$(17,562)	$(7,093)

Critical Accounting Policies and Estimates

We prepare our consolidated financial statements in conformity with accounting principles generally accepted in the United States.  Accordingly, we are required to make certain estimates, judgments and assumptions that we believe are reasonable based upon the information available.  These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and results of operations.  To fully understand and evaluate our reported financial results, we believe it is important to understand our revenue recognition policy, our policy with respect to the impairment of goodwill, other intangible assets and long-lived assets, and our policy with respect to discontinued operations.

Revenue recognition.  We recognize product sale revenues upon delivery, provided there is persuasive evidence of an arrangement and that the risks and rewards of ownership have transferred to the buyer, delivery has occurred, the fee is fixed or determinable and collection is probable and no further obligation exists.  In the case of nonrecurring engineering, revenue is recognized upon completion of testing and approval of the customization of the product by the customer and provided that no further obligation exists.

In arrangements that contain multiple elements, the Company implements the guidelines set forth in Accounting Standards Update, or ASU, 2009-13. Such multiple element arrangements may include providing an IT solution, selling products (such as smart cards) and rendering customer services. Accordingly, the overall arrangement fee is allocated to each element (both delivered and undelivered items) based on their relative selling prices, evidenced by vendor specific objective evidence of selling price, or VSOE, or third party evidence of selling price, or TPE. In the absence of VSOE and TPE for one or more delivered or undelivered elements in a multiple-element arrangement, the Company is required to estimate the selling prices of those elements. Such estimated selling price has been determined using a cost plus margin approach. Since the cost for each element in such arrangements was estimated reliably, the estimated selling price was calculated by multiplying the costs by an average gross margin applicable to each element. Once the standalone selling price for each element was determined, the consideration allocated to each element was recognized as revenues upon meeting the required criteria as described above.

In revenue arrangements that include software components, the Company implements the guidelines set forth in ASU 2009-14. Accordingly, software revenue recognition is not applied for tangible products that contain both software and non-software components that function together to deliver the tangible product’s essential functionality.

The Company has applied the guidance described above for certain arrangements which include providing IT solutions, selling products and customer services. The total arrangement consideration is allocated proportionally to the separate deliverables in the arrangement using estimated selling price for each component. The Company recognizes revenues from sale of its IT Solution and from certain long-term contract under the percentage of completion method.  The Company measures the percentage of completion based on output or input criteria, as applicable to each contract.  For the reported years the Company used in all of its projects output measures with respect to measuring the progress of completion based on milestones (i.e., contract milestones as stated in the agreement such as the delivery, installation or shipments of various deliverables) and operational sites (i.e., progress is measured as a percentage of the sites that are already operational, out of the total sites that are required to be operational under the agreement).  Provisions for estimated losses on uncompleted contracts are made during the period in which such losses are first identified, in the amount of the estimated loss on the entire contract. Revenues and costs recognized on contracts in progress are subject to management estimates.  Actual results could differ from these estimates. Following the SmartID division divesture, revenues from such contracts are included in “net income (loss) from discontinued operations”.

We recognize revenues from customer services and technical support as the services are rendered ratably over the period of the related contract.

Licensing and transaction fees are recognized based on the volume of transactions or monthly licensing fees from systems that contain the Company’s products and usually bear no cost to the Company. In 2011, the Company engaged in a non-recurring sale of a perpetual non-exclusive license, in which it incurred certain costs to close the sale.

Our revenue recognition policies are consistently applied for all revenues recognized.

Goodwill and other intangible assets. Goodwill represents the excess of the aggregate purchase price over the fair value of the net assets acquired in a purchase businesses combination. Goodwill is reviewed for impairment at least annually, as of December every year and at other times if events or circumstances arise that indicate that impairment may have occurred.  In September 2011, the Financial Accounting Standards Board, or FASB, issued ASU 2011-08, Testing Goodwill for Impairment, which provides an entity the option to perform a qualitative assessment to determine whether it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount prior to performing the two-step goodwill impairment test. If this is the case, the two-step goodwill impairment test is required. If it is more-likely-than-not that the fair value of a reporting is greater than its carrying amount, the two-step goodwill impairment test is not required. The Company adopted this guidance in 2012. If the two-step goodwill impairment test is required, first, the fair value of the reporting unit is compared with its carrying value (including goodwill). If the fair value of the reporting unit is less than its carrying value, an indication of goodwill impairment exists for the reporting unit and the enterprise must perform step two of the impairment test (measurement).  Under step two, an impairment loss is recognized for any excess of the carrying amount of the reporting unit’s goodwill over the implied fair value of that goodwill. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit in a manner similar to a purchase price allocation. The residual fair value after this allocation is the implied fair value of the reporting unit goodwill. If the fair value of the reporting unit exceeds its carrying value, step two does not need to be performed.

In 2013, following the change as to segment reporting in 2013, the Company allocated goodwill of $485,000 to the parking segment. Upon analyzing the fair value of the parking segment, the Company concluded that the goodwill had been impaired and therefore wrote-off such goodwill balance. Impairment for goodwill amounted to $485,000 for the year ended December 31, 2013. No impairment losses were recorded in 2011 and 2012.

Purchased intangible assets are carried at cost, less accumulated amortization. Amortization is computed over the estimated useful lives of the respective assets. Impairment of intangible assets amounted to $328 for the year ended December 31, 2013. No impairment losses were recorded in 2011 and 2012.

Discontinued operations.

Upon divesture of a business, we classify such business as a discontinued operation, if the divested business meets the following criteria:

1.
The business qualifies as a component of an entity, as it comprises operations and cash flows that can be clearly distinguished, operationally and for financial reporting purposes, from the rest of the Company.

2.	Both of the following conditions are met or expected to be met within one year:

i.	The operations and cash flows of the business have been or will be eliminated from the ongoing operations of the entity in the disposal transaction; and

ii.
The Company will not have any significant continuing involvement in the operations of the component after the disposal transaction. The eligibility to receive contingent consideration from future sales of the divested business does not necessarily indicate that there is continuing involvement in the operations of the business.

For disposals other than by sale such as abandonment, the results of operations of a business would not be recorded as a discontinued operation until the period in which the business is actually abandoned.

We have concluded that at December 31, 2013, the divesture of the SmartID division and the divesture of Intercard qualify as discontinued operations and therefore have been presented as such. The sale of Parx France does not qualify as a discontinued operation as the Company has significant involvement after the disposal transaction.

Assets and liabilities of discontinued operations that have not yet been actually sold are presented on the balance sheet in one line item. Assets and liabilities of such discontinued operations are not offset and are presented as such only for the current year balance sheet.

The results of businesses that have qualified at December 31, 2013 as discontinued operations have been presented as such for all reporting periods. Results of discontinued operations include all revenues and expenses directly derived from such businesses; general corporate overhead is not allocated to discontinued operations.

Any loss or gain that arose from the divesture of a business that qualifies as discontinued operations has been included within the results of the discontinued operations.

We also present cash flows from discontinued operations separately from cash flows of continuing operations.

Contingent consideration.

Our sale arrangements consist of contingent consideration based on the divested businesses future sales or profits. We record the contingent consideration portion of the arrangement when the consideration is determined to be realizable.

Liquidity and Capital Resources. Returns of Loans

Our principal sources of liquidity since our inception have been sales of equity securities, borrowings from banks, cash from the exercise of options and warrants and proceeds from divestiture of part of our businesses. We had cash and cash equivalents of $15 million as of December 31, 2013 and $9.3 million as of December 31, 2012.  In addition, we had short-term investments of $2.6 million as of December 31, 2013 representing bank deposits (of which an amount of $2.4 million has been pledged as a security in respect of guarantees granted to third parties, loans and credit lines received from a bank), and $8.7 million as of December 31, 2012 (of which an amount of $5.7 million had then been pledged as a security in respect of guarantees granted to third parties, loans and credit lines received from a bank).  We believe that we have sufficient capital resources to fund our operations in the next 12 months.   We adhere to an investment policy which is intended to enable the Company to avoid being classified as a “passive foreign investment company” under United States law, or PFIC.  That said, we cannot provide complete assurance that PFIC status will be avoided in the future.  In addition, our investment policy requires investment in high-quality investment-grade securities. As of December 31, 2013, the balance of our long-term loans was $4.2 million. Such loans are denominated in U.S. dollars, NIS, South African Rand and Polish Zloty and are repayable from 2017 to 2023. As of December 31, 2013 these loans bear interest at rates ranging from 3.6%-8.5% (mainly 5%) per annum.

Agreements that were made with banks, in order to secure bank services and obtain bank credit and loans, include financial covenants and restrictive covenants. Under the covenants definitions, we are obligated to meet at least one of the following: (i) annual revenues of $15 million; (ii) operating profit; (iii) cash balances of $6 million; and (iv) equity at a level of 30% of the total assets.  As of December 31, 2013, we are in compliance with all of its covenants.

The Company's and certain subsidiaries' manufacturing facilities and certain equipment have been pledged as security in respect of a loan received from a bank. The Company's short term deposits in the amount of $2.4 million have been pledged as security in respect of guarantees granted to third parties, loans and credit lines received from a bank. Such deposits cannot be pledged to others or withdrawn without the consent of the bank.

As of December 31, 2013, we granted guarantees to third parties including performance guarantees and guarantees to secure customer advances in the sum of $1.5 million.

The expiration dates of the guarantees range from February 2014 to May 2016.

Over the past few years we had negative cash flow from operations.  In 2013 and 2012 we had a negative cash flow from continuing operations of $10.6 million and $6.4 million, respectively.  We may continue to suffer from negative cash flow from operations. We are looking for ways to increase our cash resources, such as capitalizing on our patent portfolio, sales of assets or parts of our business or raising funds. In addition, we are looking for ways to reduce our financial expenses, including repayment of debt instruments.

Operating activities related to continuing operations

For the year ended December 31, 2013, net cash used in continuing operating activity was $10.6 million primarily due to a $6.9 million net loss from operating activities, a $3.5 million decrease in other current liabilities mainly due the termination of senior employees, a $3.2 million decrease in accrued severance pay, a $765,000 increase in trade receivables, a $181,000 decrease in trade payables, a $166,000 increase in accrued interest and a $11,000 increase in inventory, partially offset by a $1.3 million decrease in other receivables and prepaid expenses, $1.1 million of depreciation, $894,000 of amortization and impairment of intangible assets and goodwill, a $307,000 expense due to stock based compensation issued to employees and others, a $231,000 loss from disposal of a subsidiary, a $112,000 increase in deferred tax ,net and a $91,000 loss on sale of property and equipment.

For the year ended December 31, 2012, net cash used in continuing operating activity was $6.4 million primarily due to a $17.9 million net loss from operating activities, a $2.4 million increase in other receivables and prepaid expenses, a $295,000 gain on sale of property and equipment, a $232,000 in accrued interest and linkage differences and a $12,000 decrease in deferred tax, net, partially offset by a $4.8 million increase in other current liabilities mainly due to provisions for termination of senior employees, a $4.1 million decrease in trade receivables, a $1.6 million increase in trade payables, a $1.1 million increase in accrued severance pay, net,  $1.1 million of depreciation, $734,000 expense due to stock based compensation issued to employees and others, a $831,000 decrease in inventory and $99,000 of amortization of intangible assets.

For the year ended December 31, 2011, net cash used in continuing operating activity was $9 million primarily due to an $8.4 million net loss from operating activities, a $5 million increase in trade receivables, net, mainly due to consideration under a license agreement that was paid in the first half of 2012, a $1.7 million decrease in other current liabilities, $370,000 in accrued interest and linkage differences on long term loans a $369,000 increase in other receivables and prepaid expenses, a $68,000 linkage difference on receivable from sale of operation and a $19,000 decrease in deferred tax, net, partially offset by a $2.4 million increase in trade payables, $1.8 million of stock based compensation issued to employees and others, $1.1 million of depreciation, a $859,000 decrease in inventory, a $648,000 increase in accrued severance pay, $122,000 of amortization of intangible assets and a $24,000 loss on sale of property and equipment.

Operating activities related to discontinued operations

For the year ended December 31, 2013, net cash used in discontinued operation activities was $1.4 million. For the year ended December 31, 2012, net cash provided by discontinued operating activities was $1.8 million.  For the year ended December 31, 2011, net cash used in discontinued operating activities was $2.5 million. All such cash flows relate to the SmartID division and the German subsidiary Intercard. In 2012 and 2011, such cash flows related also to our sale of assets to Smartrac group in the asset sale agreement of 2009.

Investing and financing activities related to continuing operations

For the year ended December 31, 2013, net cash provided by continuing investing activities was $7.0 million, mainly due to $6.5 million in proceeds from the maturity and sale of short term investments, $3.4 million proceeds from restricted deposits for employee benefits and $168,000 of proceeds from the sale of property and equipment, partially offset by $2.8 million purchases of property and equipment and a $325,000 investment in short term investments. For the year ended December 31, 2012, net cash provided by continuing investing activities was $2.6 million, mainly due to $17.7 million in proceeds from the maturity and sale of short term investments and $299,000 of proceeds from sale of property and equipment, partially offset by a $10.4 million investment in short term investments, a $3.9 million investment in restricted deposits for employee benefits, $1 million purchases of property and equipment and a $100,000 acquisition of a business operation. For the year ended December 31, 2011, net cash used in continuing investing activities was $8.3 million, mainly due to a $14.7 million investment in short term investments, $674,000 purchases of property and equipment and a $400,000 acquisition of a business operation, partially offset by $7.4 million in proceeds from the maturity and sale of short term investments and $93,000 proceeds from the sale of property and equipment.

For the year ended December 31, 2013, net cash provided by continuing financing activities was $1.8 million mainly due to $3.2 million in proceeds from long term bank loans mainly to support the expansion of the mass transit ticketing project in Poland and $968,000 in proceeds from the exercise of options and warrants, partially offset by a $1.3 million repayment of long-term bank loans and a $1.1 million decrease in short-term bank credit. For the year ended December 31, 2012, net cash provided by continuing financing activities was $31,000 mainly due to a $1.8 million increase in short-term bank credit, net, $390,000 in proceeds from long term bank loans and $12,000 in proceeds from the exercise of options and warrants, partially offset by a $2.2 million repayment of long-term bank loans. For the year ended December 31, 2011, net cash provided by continuing financing activities was $16 million mainly due to $16.6 million in proceeds from issuance of Ordinary Shares, net of issuance expenses, $2.8 million in proceeds from long term bank loans, and $208,000 in proceeds from the exercise of options and warrants partially offset by a $1.6 million decrease in short-term bank credit, net $1.3 million repayment of long-term bank loans and $864,000 of payments to acquire treasury shares.

Investing and financing activities related to discontinued operations

For the year ended December 31, 2013 net cash provided by discontinued investing activities was $9.9 million due to payments received related to the sale of certain assets, subsidiaries and IP relating to its SmartID division. For the year ended December 31, 2012, cash used in discontinued investing activities was $72,000. For the year ended December 31, 2011, net cash provided by discontinued investing activities was $1.9 million due to payments received related to the sale of assets to Smartrac group in the assets sale agreement of 2009.

For the year ended December 31, 2013, 2012 and 2011 net cash used in discontinued financing activities was $985,000, $1.4 million and $812,000, respectively, mainly due to repayments of short and long terms loans related to the SmartID division.

Market Risks

Market risks relating to our operations result primarily from changes in interest rates and currency fluctuations.  In order to limit our exposure, we may enter, from time to time, into various non-speculative derivative transactions. Our objective is to reduce exposure and fluctuations in earnings and cash flows associated with changes in interest rates and foreign currency rates.  We do not use financial instruments for trading purposes.

Interest Rate Risks

We are exposed to market risks resulting from changes in interest rates, primarily in connection with our loan obligations to banks. We do not currently use derivative financial instruments to limit exposure to interest rate risk. As of December 31, 2013, we had long-term loan obligations of $4.2 million, the vast majority of which is subject to variable interest rates.  Of this amount, $1.8 million was denominated in Polish Zloty, $1.1 million was denominated in South African Rand, $848,000 was denominated in NIS and $538,000 was denominated in U.S. dollars. These loans will be repaid during the next ten years. The carrying values of the loans are equivalent to or approximate their fair market value as they bear interest at approximate market rates.

Impact of Inflation and Currency Fluctuations

Our functional and reporting currency is the U.S. dollar. We generate a significant portion of our revenues and we incur some of our expenses in other currencies. As a result, we are exposed to the risk that the rate of inflation in countries in which we are active other than the United States will exceed the rate of devaluation of such countries’ currencies in relation to the dollar or that the timing of any such devaluation will lag behind inflation in such countries. To date, we have been affected by changes in the rate of inflation or the exchange rates of other countries’ currencies compared to the dollar, and we cannot assure you that we will not be adversely affected in the future.

The annual rate of inflation in Israel was 1.8% in 2013, 1.6% in 2012 and 2.2% in 2011. The NIS revaluated against the U.S. Dollar by approximately 7.0% in 2013, 2.3% in 2012 and devaluated against the U.S. Dollar by approximately 7.7% in 2011.

The functional currency of SmartCard Engineering is the Euro, of ASEC is the Polish Zloty and of OTI PetroSmart is the South-African Rand. Significantly all of these subsidiaries’ revenues are earned, and significantly all of their expenses are incurred, in their functional currencies. To the extent that there are fluctuations between the Euro, the Polish Zloty and/or the South-African Rand against the U.S. dollar, the translation adjustment will be included in our consolidated statements of changes in equity as other comprehensive income or loss and will not impact the consolidated statements of operations. We cannot assure you that we will not be adversely affected in the future.

Corporation Tax Rate

Under Israeli law, the corporation tax rates applicable from the 2011 tax year are as follows: in the 2011 tax year – 24%; and from the 2012 tax year – the corporation tax rate will be 25%. On August 5, 2013 the Israeli parliament, or the Knesset, passed the Law for Changes in National Priorities (Legislative Amendments for Achieving Budget Objectives in the Years 2013 and 2014) – 2013, by which, inter alia, the corporate tax rate would be raised by 1.5% to a rate of 26.5% from 2014. As of December 31, 2013, our net operating loss carry-forwards for Israeli tax purposes amounted to approximately $144.6 million. Under Israeli law, net operating losses can be carried forward indefinitely and offset against certain future taxable income. Since we have incurred tax losses through December 31, 2013, we have not yet utilized the tax benefits for which we are eligible under the “Approved Enterprise” status. $4.5 million of our investment programs in buildings, equipment and production facilities have been granted “Approved Enterprise” status and we are, therefore, eligible for a tax exemption under the Law for the Encouragement of Capital Investments, 1959. Subject to compliance with applicable requirements, the portion of our income derived from the “Approved Enterprise” programs is tax-exempt for a period of ten years commencing in the first year in which it generates taxable income; but not later than (1) 14 years from the date of approval; or (2) 12 years from the date of beginning of production. If we do not comply with these requirements, the tax benefits may be cancelled and we may be required to refund the amount of benefits received, in whole or in part, with the addition of linkage differences to the Israeli consumer price index and interest. As of the date of this Annual Report, we believe that we are in compliance with these conditions.

Government of Israel Support Programs

Until 2005, we participated in programs offered by the Office of the OCS that support research and development activities. Under the terms of these programs, a royalty of 3.5% of the sales of products must be paid to the OCS, beginning with the commencement of sales of products developed with grant funds and ending when the dollar value of the grant is repaid. In 2006, we decided to cease our participation with the OCS.

Royalties payable with respect to grants received under programs approved after January 1, 1999, however, will be subject to interest on the dollar-linked value of the total grants received at an annual rate of LIBOR applicable to dollar deposits. As of December 31, 2013, we have received a total of $3.8 million from the OCS net of royalties paid to it (or accrued for). The terms of Israeli government participation also require that the manufacturing of products developed with government grants be performed in Israel, unless the OCS has granted special approval. If the OCS consents to the manufacture of the products outside Israel, we may be required to pay increased royalties, ranging from 120% to 300% of the amount of the OCS grant, depending on the percentage of foreign manufacture. These restrictions continue to apply even after we have paid the full amount of royalties payable with respect of the grants. Based upon the aggregate grants received to date, we expect that we will continue to pay royalties to the OCS to the extent of our sales of our products and related services for the foreseeable future.  Separate OCS consent is required to transfer to third parties technologies developed through projects in which the government participates. These restrictions do not apply to exports from Israel of products developed with these technologies.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk.

Not Applicable.

Item 8.     Financial Statements and Supplementary Data.

Our financial statements are stated in thousands of United States dollars (US$) and are prepared in accordance with U.S. GAAP.

The following audited consolidated financial statements are filed as part of this Annual Report on Form 10-K:

Report of Independent Registered Public Accounting Firm, dated March 31, 2014.

Consolidated Balance Sheets.

Consolidated Statements of Operations.

Consolidated Statements of Comprehensive Loss.

Consolidated Statements of Changes in Equity.

Consolidated Statements of Cash Flows.

Notes to the Consolidated Financial Statements.

Item 9.      Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not Applicable.

Item 9A.  Controls and Procedures.

Disclosure Controls and Procedures

Our management, including our Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, are responsible for establishing and maintaining our disclosure controls and procedures (within the meaning of Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended, or Exchange Act). These controls and procedures are designed to ensure that information required to be disclosed in the reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information was made known to our management, including our CEO and CFO, by others within the Company, as appropriate to allow timely decisions regarding required disclosure. We evaluated these disclosure controls and procedures under the supervision of our CEO and CFO as of December 31, 2013. Based upon that evaluation, our management, including our CEO and CFO, concluded that our disclosure controls and procedures are effective as of such date.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Exchange Act.  Our internal control over financial reporting policies and procedures are designed under the supervision of the CEO and CFO to provide reasonable assurance regarding the reliability of the financial reporting and preparation of the financial statements for the external reporting purposes in accordance with U.S. GAAP. Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Based on our evaluation under the framework in Internal Control—Integrated Framework (1992), our management concluded that our internal control over financial reporting was effective as of December 31, 2013.

This Annual Report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management’s report regarding internal control over financial reporting was not subject to attestation by our registered public accounting firm pursuant to rules of the SEC that permit us to provide only management's report in this Annual Report.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2013,  that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.   Other Information.

Not Applicable.

PART III

Item 10.     Directors, Executive Officers and Corporate Governance.

Our Directors and executive officers, as of the date hereof, together with their ages and business backgrounds are as follows:

Name	Age	Position(s) Held
Dimitrios J. Angelis	44	Chairman of the Board of Directors; Chief Executive Officer of OTI America
Eileen Segall (1) (3) (4)	35	Director
Charles M. Gillman (2)(4)	43	Director
Dilip Singh (2)	65	Director
Richard K. Coleman Jr. (2)	57	Director
Mark Stolper (2) (3) (4)	42	Director
John A. Knapp Jr. (2) (3)	62	Director
Jerry L. Ivy Jr.	51	Director
Ofer Tziperman	52	Chief Executive Officer
Shay Tomer	35	Chief Financial Officer
Shlomi Eytan	39	Chief Sales and Marketing Officer

(1) External Director

(2) Independent Director

(3) Member of Compensation Committee

(4) Member of Audit Committee

Directors:

Dimitrios J. Angelis was appointed as a director of the Company on December 30, 2012 to hold office until the first general meeting of the shareholders of the Company to be held following the termination of a 36 month-period that commenced as of December 30, 2012. On April 26, 2013, Mr. Angelis was appointed by the Company’s Board as the Chairman of the Board of Directors instead of former Chairman Mr. Oded Bashan. On December 6, 2013, in addition to his position as Chairman of the Company’s Board, Mr. Angelis was appointed at the general shareholders meeting according to the Companies Law as the Chief Executive Officer of OTI America. Since 2012 until immediately prior to his appointment as Chief Executive Officer of OTI America, Mr. Angelis was the General Counsel of Wockhardt Inc., a biologics and pharmaceutical company (generics). From 2008 to 2012, Mr. Angelis was a senior counsel in Dr. Reddy’s Laboratories, Ltd., a publicly traded pharmaceutical company, and during 2008 he was the Chief Legal Officer and Corporate Secretary of Osteotech, Inc., a publicly traded medical device company with responsibility for managing the patent portfolio (approximately 42 patents). Prior to that, Mr. Angelis worked in the pharmaceutical industry in various corporate, strategic and legal roles. In addition, he worked for McKinsey & Company, Merrill Lynch, and the Japanese government. He began his legal career as a transactional associate with law firm Mayer Brown. Mr. Angelis holds a B.A. in Philosophy and English from Boston College, an M.A. in Behavioral Science from California State University and Juris Doctor from New York University School of Law.

The Company believes Mr. Angelis’s experience – over a decade as an accomplished attorney, negotiator, and general counsel to public as well as private companies – brings a wealth of strategic, legal and business acumen to the Board, and his qualifications make him suitable to serve as a director and Chairman of the Company.

Eileen Segall was appointed as an External Director under the Companies Law on December 30, 2012 to hold office for a three-year term that commenced on December 30, 2012 and thereafter was appointed as Chair of the Company’s Audit and Compensation Committees. Ms. Segall is the Founder and General Partner of Tildenrow Partners, LP, a private investment partnership, and the sole managing member of Tildenrow Advisors, LLC, New York, an investment advisory firm (2006 to present). Ms. Segall is a value investor with fourteen years of professional experience analyzing companies from a financial and corporate strategic perspective.  Previously, from 2003 to 2006, Ms. Segall was an assistant Portfolio Manager and Director of Research at Nicusa Capital Partners, LP.  Prior to portfolio management, from 2000 to 2002, Ms. Segall covered publicly traded equities in the telecommunications equipment industry as an equity Research Associate at Robertson Stephens, Inc. investment bank. Ms. Segall holds a B.S. in Materials Science and Engineering from the Massachusetts Institute of Technology (M.I.T.).

The Company believes Ms. Segall’s professional experience analyzing companies from a financial and corporate strategic perspective, as well as her knowledge and familiarity with corporate finance and accounting, make her suitable to serve as an external director of the Company.

Charles M. Gillman was appointed as a director on December 30, 2012 to hold office until the first general meeting of the shareholders of the Company to be held following the termination of a 36-month period commencing as of December 30, 2012. In June 2001, Mr. Gillman was employed by Nadel and Gussman, LLC, or NG, to serve as portfolio manager of certain investment portfolios of NG and its related family interests. NG is a management company located in Tulsa, Oklahoma that employs personnel for business entities related to family members of Herbert Gussman. In June 2002, Mr. Gillman founded Value Fund Advisors, LLC, or VFA, to serve as investment advisor to certain NG family related assets. VFA discontinued its role as investment advisor to these assets in December 2008. In December 2008, Mr. Gillman entered into an employment agreement with NG to provide portfolio management services to NG, including serving as Portfolio Manager of certain NG and family assets. Mr. Gillman began his career as a strategic management consultant for McKinsey & Company, New York, where he worked to develop strategic plans for business units of companies located both inside the United States and abroad. Thereafter and prior to joining NG, Mr. Gillman held a number of positions in the investment industry and developed an expertise in the analysis of companies going through changes in their capital allocation strategy. In addition, Mr. Gillman currently serves on the boards of directors of Digirad Corporation.   He also serves on the Board of the Penn Club of New York, the private charitable gaming company Littlefield Corp, and the private medication management company CompuMed, Inc. Mr. Gillman previously served as a director of InfuSystem Holdings, Inc., MRV Communciations, Inc., and Aetrium, Inc. Mr. Gillman holds a B.S., summa cum laude, from the Wharton School of the University of Pennsylvania.

The Company believes that Mr. Gilman’s years of experience analyzing companies and familiarity with corporate finance, as well as his experience serving as a director of diverse companies, make him suitable to serve as a director of the Company.

Dilip Singh was appointed as a director on December 30, 2012 to hold office until the first general meeting of the shareholders of the Company to be held following the termination of a 36-month period that commenced as of December 30, 2012. Mr. Singh has served as the General Partner of Value Generation Capital Fund LP since December 2013 and has also served as a director of Concurrent Computer Corporation, Inc., a provider of high-performance, real-time computer systems and software solutions, since July 2012. From April 2012 to April 2013, Mr. Singh served as the interim Chief Executive Officer, President and as a director of InfuSystem Holdings Inc., a provider of ambulatory infusion pumps and associated clinical services.  Prior to joining InfuSystem, Mr. Singh served as the Chief Executive Officer of MRV Communications, Inc., a provider of optical communications network infrastructure equipment and network management products, as well as network integration and managed services, from July 2010 to December 2011 and as a director from October 2010 to December 2011.  From December 2008 to May 2009, Mr. Singh served as the Chief Executive Officer of Telia-Sonera Spice Nepal, a large Asian mobile operator.  From October 2004 to November 2008, Mr. Singh served as the Chief Executive Officer and President of Telenity, Inc., a convergence applications, service delivery platform and value added services software company.   Mr. Singh earned a Master’s of Science in Physics from the University of Jodhpur and a Masters of Technology in Electronics & Communications Electrical Engineering from the Indian Institute of Technology.  Mr. Singh has over 40 years of operational executive management and board experience with global Fortune 500 telecom carriers and network equipment providers, healthcare services company, entrepreneurial experience with start-ups and early stage software and solution companies and a venture capital firm.

The Company believes Mr. Singh’s vast operational executive management and board experience with global companies make him suitable to serve as a director of the Company.

Richard K. Coleman, Jr. was appointed as a director on December 30, 2012 to hold office until the first general meeting of the shareholders of the Company to be held following the termination of a 36-month period that commenced as of December 30, 2012. Mr. Coleman brings to the board almost 40 years of executive leadership and operations experience in the high-tech sector. Mr. Coleman is the founder and President of Rocky Mountain Venture Services.  Since 1998, his company has helped technology companies plan and launch new business ventures and restructuring initiatives.  As a private investor and advisor, Mr. Coleman helps companies develop and execute strategic changes, often serving as an interim executive and/or board member.  Mr. Coleman is currently the President and Chief Executive Officer of Crossroads Systems, Inc., a global provider of data archive solutions, a position he has held since November 2013.  He has also served on the Board of Directors of Crossroads since April 2013. Previously, he served as the interim President and Chief Executive Officer Crossroads from May 2013 until November 2013.  Mr. Coleman has served on the Board of Directors of NTS, Inc., a broadband services and telecommunications company, since December 2012, where he serves as Chairman of the Strategy Advisory Committee and as a member of the Special Committee.  Mr. Coleman has also been a director of Aetrium Incorporated, a manufacturer of a variety of electromechanical equipment used in the handling and testing of semiconductor devices, since January 2013 and is currently a member of its Audit and Compensation Committees as well as Chairman of the Nominating and Corporate Governance Committee. Previously, Mr. Coleman served in a variety of senior operational roles including Chief Executive Officer of Vroom Technologies Inc. (1999-2000), a Customer Relationship Management software company, Chief Operating Officer of MetroNet Communications (1997-1998), a Canadian telecom start-up, and President of US West Long Distance (1995-2000).  Mr. Coleman also previously held significant officer level positions with Frontier Communications and Centex Telemanagement.  From 1983 to 1992, Mr. Coleman held multiple positions with Sprint Corporation, culminating in his appointment to lead the company’s Technology Management Division.  Mr. Coleman began his career as an Air Force Telecommunications Officer managing Department of Defense R&D projects. He has served as an Adjunct Professor for Regis University’s Graduate Management program and is a guest lecturer for Denver University, focusing on leadership and ethics.  Mr. Coleman holds a B.S. Degree from the United States Air Force Academy, an M.B.A. from Golden Gate University, and is a graduate of the United States Air Force Communications Systems Officer School.

The Company believes that Mr. Coleman’s long years of executive leadership and operations experience in the high-tech sector, as well as his experience serving as a director in diverse companies, make him suitable to serve as a director of the Company.

Mark Stolper was appointed as a director on December 30, 2012 to hold office until the first general meeting of the shareholders of the Company to be held following the termination of a 36-month period that commenced as of December 30, 2012. Since 2004, Mr. Stolper has served as the Executive Vice President and Chief Financial Officer of RadNet, Inc., the largest owner and operator of freestanding medical diagnostic imaging centers in the United States.  At RadNet, Mr. Stolper is responsible for all accounting, finance, reimbursement operations, investor relations, treasury and related financial functions.  Prior to joining RadNet, Mr. Stolper had diverse experiences in investment banking, private equity, venture capital investing and operations.  Mr. Stolper began his career as a member of the corporate finance group at Dillon, Read and Co., Inc., executing mergers and acquisitions, public and private financings and private equity investments with Saratoga Partners LLP, an affiliated principal investment group of Dillon Read.  After Dillon Read, Mr. Stolper joined Archon Capital Partners, which made private equity investments in media and entertainment companies.  Mr. Stolper also worked for Eastman Kodak, where he was responsible for business development for Kodak's Entertainment Imaging subsidiary ($1.5 billion in sales).  Mr. Stolper was also co-founder of Broadstream Capital Partners, a Los Angeles-based investment banking firm focused on advising middle market companies engaged in financing and merger and acquisition transactions.  Mr. Stolper graduated magna cum laude with a liberal arts degree from the University of Pennsylvania and a finance degree from the Wharton School.  Mr. Stolper also has a postgraduate Award in Accounting from UCLA.

The Company believes Mr. Stolper’s professional and corporate experience, as well as his knowledge and familiarity with corporate finance and accounting as an experienced Chief Financial Officer in a Nasdaq traded company, make him suitable to serve as a director of the Company.

John A. Knapp Jr. was appointed as a director on December 30, 2012 to hold office until the first general meeting of the shareholders of the Company to be held following the termination of a 36-month period that commenced as of December 30, 2012. Mr. Knapp has been the President and principal shareholder of Andover Group, Inc. since 1978.  Andover’s two main business lines are real estate development and investment management.  In October 2005, Mr. Knapp became Chief Executive Officer of ICO, Inc. and served in that capacity, as well as a director, until April 2010, when ICO was acquired by A. Schulman, Inc. for a significant premium.  During Mr. Knapp's tenure as Chief Executive Officer of ICO, the firm grew annual revenues from $250 million to over $400 million and the stock price rose from approximately $2.50 per share to over $8 per share. Mr. Knapp, through Andover Group, Inc., was a partner in San Juan Partners, LLC, which in 1998 acquired Burlington Resources Coal Seam Royalty Trust for $100 million, the assets of which were subsequently sold at a significant premium.  Mr. Knapp is a CFA and serves as a partner of CCM Opportunistic Partners, an investment fund that invests with emerging managers.  Mr. Knapp has served as a trustee of Annunciation Orthodox School in Houston, and is currently a trustee of the Armand Bayou Nature Center.  Mr. Knapp is an honors graduate of Williams College.

The Company believes that Mr. Knapp’s corporate and business strategy experience make him suitable to serve as a director of the Company.

Jerry L. Ivy Jr. was appointed as a director on December 6, 2013 to hold office until the first general meeting of the shareholders of the Company to be held following the termination of a 36 months period commencing as of December 6, 2013. Mr. Ivy brings 30 years of experience as a business owner, private investor, and entrepreneur.  Mr. Ivy has been active in diverse industries ranging from the manufacture and nationwide distribution of such personal items as cosmetics and beauty products to such commercial items as restaurant equipment and chemicals. Mr. Ivy has also actively traded commercial, agricultural, and residential real estate throughout the western United States over the past three decades. Mr. Ivy has made significant investments in the software and technology industry, and is currently the single largest individual shareholder of the Company’s stock.  Mr. Ivy has taken similarly large stakes in other small cap companies.

The Company believes Mr. Ivy’s executive management, investing and entrepreneur experience, as well as his knowledge and familiarity with corporate finance, make him suitable to serve as a director of the Company.

Executive Officers:

Ofer Tziperman is serving as the Company’s Chief Executive Officer and as the Chief Executive Officer of PARX and Easy Park since March 7, 2013. Mr. Tziperman brings over 20 years of managerial experience in the international high-tech industry. Mr. Tziperman originally joined the Company in 1995, where for nearly five years as VP Marketing and Sales he played a major role in turning the Company into an international organization with subsidiaries and distributors around the world. Mr. Tziperman was heavily involved in the Company's initial public offering in 1999 in Germany. Mr. Tziperman left the Company in 2000 to co-found LocatioNet Systems Ltd., where he served as its Chief Executive Officer and President.  In this capacity he led LocatioNet Systems to become one of the pioneering technology providers in the Location-based Services market. During this period, Mr. Tziperman gained practical experience in monetizing the LocatioNet patents. Mr. Tziperman is a former attorney and practiced commercial and business law.  In 2001, the World Economic Forum honored Mr. Tziperman as a 'Technology Pioneer'. In 2011, Mr. Tziperman re-joined the Company to lead its global parking business as the President of PARX until October 1, 2013. Mr. Tziperman is a co-inventor of four new patent applications in the field of car parking. Mr. Tziperman holds an LLB degree from the Faculty of Law at Tel Aviv University, and is a graduate of the Israeli Navy's Naval Officers Academy.

Shay Tomer is serving as the Company’s Chief Financial Officer since June 1, 2013. Mr. Tomer is a Certified Public Accountant in Israel. Mr. Tomer joined the Company in 2007, first as a controller at its headquarters in Israel and since 2008 as deputy Chief Financial Officer. Among his responsibilities are the consolidation of global quarterly and annual reports, budget planning for each subsidiary, implementation of Sarbanes-Oxley compliance and managing the Company’s cash flow.  Prior to joining the Company, Mr. Tomer was from 2004 to 2007 in Ernst & Young’s audit department and was a lecturer and instructor in accounting at the Open University of Israel. Mr. Tomer holds a B.A. in Accounting and Economics from the University of Haifa.

Shlomi Eytan is serving as the Company’s Chief Sales and Marketing Officer since August 1, 2013. Mr. Eytan has more than 15 years of experience managing global sales and marketing organizations in high tech companies. Prior to joining the Company and between the years of 2004-2013, Mr. Eytan acted in several key roles working for NICE Systems, a publically-traded multi-million dollar software company. In his last position at NICE, Mr. Eytan was a vice president of sales, focused on the Middle East and Africa, as well as Eastern Europe markets, and was instrumental in exceeding sales goals for these regions while shifting the focus from sales of infrastructure to advanced solution selling. Mr. Eytan holds an MBA, with an emphasis in information systems, and a Bachelor of Business Administration in Management Information Systems, both from the College of Management School in Israel.

Board Practices

Election of Directors; Appointment of Officers

Our current Board consists of eight directors, of which one is an External Director under Israeli law (following former external director Mr. Jeffrey E. Eberwein’s resignation on March 21, 2014). A majority of these directors must be non-executive directors, who are directors that are neither office holders nor our employees. Our non-External Directors are appointed, removed or replaced by a majority vote of our shareholders present in person or by proxy at a general meeting of our shareholders according to the Companies Law.

Once elected at a shareholders’ meeting, our directors, except for our External Directors, hold office until the first general meeting of shareholders held at least thirty six months after their election.  Incumbent directors may be reelected at that meeting. A director may be elected for consecutive terms, unless prohibited by law.

Under the Companies Law, neither the Chief Executive Officer of a public company nor a family member thereof or any person directly or indirectly subordinate to the Chief Executive Officer, may serve as a Chairman of the Board of Directors, and vice versa, unless authorized by a general meeting of the shareholders and then only for a period of time that does not exceed three years.

Our Board elected Mr. Angelis to serve as its chairman and, following his election, the Board determined that in light of his experience for over a decade as an accomplished attorney, negotiator, and general counsel to public as well as private companies, the Company and its shareholders can further benefit from Mr. Angelis' capabilities and expertise as a full-time officer of the Company who will personally oversee the monetization of the company’s intellectual property, and offered him the position of the Chief Executive Officer of OTI America, the Company's US subsidiary. The Company’s Board believes that as an accomplished attorney and corporate executive, Mr. Angelis as a full-time officer will be able to work closely with our consulting and legal teams to execute on the company’s long-term IP assertions and monetization plan. In accordance to the Companies Law, on December 6, 2013 the general shareholders meeting approved Mr. Angelis’ appointment as Chief Executive Officer of OTI America who reports to the Company’s Board, in addition to his role as Chairman of the Board of Directors.

Our Board appoints our Chief Executive Officer and his terms of employment are approved by the general shareholders meeting according to the provisions of the Companies Law.  Each of our executive officers serves at the discretion of the Board, subject to the terms of any employment agreement, and holds office until his or her successor is elected or until his or her earlier resignation or removal.

On March 7, 2013, our Board appointed Mr. Ofer Tziperman to serve as our Chief Executive Officer. None of our independent directors serves as the lead independent director. We believe that this leadership structure is appropriate to our Company given the current size and operations of the Company. Our Board’s role in risk oversight includes risk analysis and assessment in connection with each financial and business review, update and decision-making proposal and deliberations. The Board's role in our risk oversight is consistent with our leadership structure, with our Chief Executive Officer, whose performance is assessed by the Board, and other members of senior management having responsibility for assessing and managing our risk exposure, and the Board providing oversight in connection with those efforts.

External Directors

Under the Companies Law, companies incorporated under the laws of the State of Israel with shares listed on an exchange, including The NASDAQ Global Market, must appoint at least two External Directors. On March 21, 2014, External Director Mr. Jeffrey E. Eberwein resigned from the Board of Directors and the Company remained with one External Director. However, the Company is taking the necessary steps to convene a General Meeting of Shareholders to elect an additional External Director within a 90 days period provided by the Companies Law to elect an external director under such circumstances.

The Companies Law provides that a person may not be appointed as an External Director if the person is a relative of the controlling shareholder of the company or if the person (or any of the person's relatives, partners, employers or anyone to whom the person is directly or indirectly subjected to or any entity under the person's control) has or had during the two years preceding the date of appointment any affiliation with the company, its controlling shareholder, any of the controlling shareholder's relatives, any other entity under the control of the company or the company's controlling shareholder, and, where there is no controlling shareholder and no shareholder holding 25% or more of the voting power of the company, any affiliation to the chairman of the board of directors of the company, the company's chief executive officer, any beneficial owner of 5% or more of the issued shares or the voting power of the company or the most senior executive officer of the company in the finance field.

The term affiliation includes:

•              an employment relationship;

•              a business or professional relationship maintained on a regular basis;

•              control; and

•
service as an office holder, excluding service as a director in a private company prior to the first offering of its shares to the public, if such director was appointed as a director of the private company in order to serve as an External Director following the public offering.

"Office holder" is defined in the Companies Law as a chief executive officer, chief business manager, deputy general manager, vice general manager, any person who holds such position in the company, even if such person holds a different title, any director and other manager or officer who reports directly to the chief executive officer.

No person can serve as an External Director if his or her position or other business interests create, or may create, a conflict of interest with his or her responsibilities as an External Director or may otherwise interfere with his or her ability to serve as an External Director.

No person can serve as an External Director if the person (or any of the person's relatives, partners, employers, anyone to whom the person is directly or indirectly subjected to or any entity under the person's control) has business or professional relations with anyone the affiliation with whom is prohibited by the Companies Law, even if those affiliations are not of an ongoing nature, excluding negligible affiliations.

Our External Directors are required to possess professional qualifications as set out in regulations promulgated under the Companies Law. In addition, our Board is required to determine how many of our non-External Directors should be required to have financial and accounting expertise. In determining such number, the Board must consider, among other things, the type and size of the company and the scope and complexity of its operations.

Under the Companies Law, each of our External Directors must also serve on our Audit Committee and Compensation Committee. Following director Mr. Eberwein’s resignation, Ms. Segall is currently the only external director member of our Audit Committee and Compensation Committee. As noted above, the Company is taking the necessary steps to convene a General Meeting of Shareholders for the election of an additional External Director and upon his election the elected external director is expected to become a member of the Audit Committee and Compensation Committee. Ms. Segall serves as Chairman of our Audit and Compensation Committees.

Under the Companies Law, until the lapse of two years from termination of office (and with respect to a relative of an External Director who is not the External Director's spouse or child, one year from termination of office), we, our controlling shareholders and any corporation in their control, may not grant a person who served as an External Director of the company, or to its spouse or child, any benefit, directly or indirectly, and may not engage a person who served as an External Director of the company, or its spouse or child, as an office holder of the company or an entity under the control of the company's controlling shareholder and cannot employ or receive services from that person, either directly or indirectly, including through a corporation controlled by that person.

None of the External Directors has any relationship with us besides serving on our Board.

If, at the time an External Director is appointed, all current members of the Board, who are not controlling shareholders or family members thereof, are of the same gender, then that External Director must be of the other gender.  Regulations promulgated under the Companies Law provide that the requirement of Israeli residency does not apply to the External Directors of companies whose shares are listed for trading outside of Israel.

External Directors are elected by a majority vote at a shareholders’ meeting at which either the majority of shares voted at the meeting, including at least a majority of the shares held by non-controlling shareholders disinterested with respect to the interests of controlling shareholders voted at the meeting, vote in favor of the election of the External Director, or the total number of shares held by non-controlling shareholders disinterested with respect to the interests of controlling shareholders voted against the election of the External Director does not exceed two percent of the aggregate voting rights in the company.

The initial term of an External Director is three years commencing from the date of his or her election and under regulations that apply to Israeli companies whose shares that have been offered to the public outside of Israel or traded on a stock exchange outside of Israel, may be extended for consecutive additional three year periods (unlike other public companies, in which only two additional three year periods are allowed).  External Directors may only be removed by the same percentage of shareholders as is required for their election, or by a court, and then only if the External Directors cease to meet the statutory qualifications for their appointment or if they violate their duty of loyalty to the company.  If an External Directorship becomes vacant, our Board is required under the Companies Law to call a shareholders’ meeting promptly to appoint a new External Director. Each committee of our Board must include at least one External Director and the Audit Committee and Compensation Committee must include all of the External Directors.  An External Director is entitled to compensation as provided in regulations adopted under the Companies Law and is otherwise prohibited from receiving any other compensation, directly or indirectly, in connection with services provided as an External Director.

Alternate Directors

Under our current articles of association as amended and restated on December 6, 2013, each of our directors may appoint, with the agreement of the Board and subject to the provisions of the Companies Law, by written notice to us, any person to serve as an alternate director.  Under the Companies Law, neither a current serving director, nor a currently-serving alternate director or any person not eligible under the Companies Law to be appointed as a director, may be appointed as an alternate director.  An alternate director has all the rights and duties of the director appointing him, unless the appointment of the alternate provides otherwise, and the right to remuneration.  The alternate director may not act at any meeting at which the appointing director is present.  Unless the time period or scope of the appointment is limited by the appointing director, the appointment is effective for all purposes, but expires upon the expiration of the appointing director’s term.  Currently, none of our directors has appointed any alternate directors.

Directors’ Service Contracts

Other than directors that serve as officers of the Company or any of its subsidiaries, none of our directors have any services contracts either with us, or with any of our subsidiaries, which provide for benefits upon termination of employment or service.

Board Committees

Our Board has established an Audit Committee and a Compensation Committee.

Audit Committee

Under the Companies Law, the board of directors of a public company must appoint an Audit Committee. The Audit Committee must be comprised of at least three directors, including all of the External Directors, one of whom must serve as chairman of the committee. The Audit Committee may not include the chairman of the board, any director employed by or otherwise providing services on a regular basis to the Company, to a controlling shareholder or to any entity controlled by a controlling shareholder, any director whose main livelihood is dependent on a controlling shareholder, nor a controlling shareholder or a relative thereof.

In addition, the Audit Committee of our Board must include at least three independent directors within the meaning of Rule 5605(a)(2) to the NASDAQ Rules. Our External Director, Eileen Segall, and our directors, Mark Stolper and Charles M. Guillman, all of whom are “unaffiliated directors” under the Companies Law, qualify as independent directors under NASDAQ Rules and as Audit Committee independent directors under the NASDAQ Rules.  Eileen Segall is the Audit Committee’s Chairman.  In addition, our directors Dilip Singh, Richard Kenneth Coleman, and John Knapp are qualified as independent directors under the NASDAQ Rules. Our Board has determined that Mark Stolper is an “Audit Committee Financial Expert” within the meaning of SEC rules and has the requisite experience under NASDAQ Rules.

Under the Companies Law, the Audit Committee of a publicly traded company must consist of a majority of unaffiliated directors. An "unaffiliated director" is defined as either an External Director or as a director, classified as an “unaffiliated director” by the Company, who meets the following criteria: (i) he or she meets the qualifications for being appointed as an External Director, except for (i) the requirement that the director be an Israeli resident (which in any event does not apply to companies such as ours whose securities have been offered outside of Israel or are listed outside of Israel), (ii) the requirement for accounting and financial expertise or professional qualifications, and the Audit Committee of the company confirmed such qualifications and (iii) with respect to companies such as ours whose securities have been listed on the NASDAQ Global Market, where the director qualifies as an “independent director” under the NASDAQ Rules, the requirements relating to affiliation other than to controlling shareholder, any of the controlling shareholder's relatives or any other entity under the control of the company's controlling shareholder (which is not the company itself or an entity under the company’s control); and (ii) he or she has not served as a director of the Company for a period exceeding nine consecutive years. For this purpose, a break of less than two years in the service shall not be deemed to interrupt the continuation of the service.

Our Board adopted an Audit Committee charter that sets forth the responsibilities of the Audit Committee consistent with the rules of the SEC and the Listing Rules of the NASDAQ Stock Market, as well as the requirements for such committee under the Companies Law, as described below. The Audit Committee charter is posted on our website at http://investors.otiglobal.com/phoenix.zhtml?c=144733&p=irol-govHighlights. The information contained in, or accessible through, our website does not constitute part of this Annual Report.

Our Audit Committee provides assistance to our Board in fulfilling its legal and fiduciary obligations in matters involving our accounting, auditing, financial reporting, internal control and legal compliance functions by pre-approving the services performed by our independent accountants and reviewing their reports regarding our accounting practices and systems of internal control over financial reporting. Our Audit Committee also oversees the audit efforts of our independent accountants and takes those actions that it deems necessary to satisfy itself that the accountants are independent of management. During the fiscal year ended December 31, 2013, we had seven meetings of our Audit Committee.

Under the Companies Law and the NASDAQ Rules, our Audit Committee is responsible for (i) determining whether there are deficiencies in the business management practices of our company, including in consultation with our internal auditor or the independent auditor, and making recommendations to the Board to improve such practices, (ii) determining whether to approve certain related party transactions (including transactions in which an office holder has a personal interest) and whether such transaction should be deemed as material or extraordinary, (iii) where the Board approves the working plan of the internal auditor, to examine such working plan before its submission to the Board and propose amendments thereto, (iv) examining our internal controls and internal auditor's performance, including whether the internal auditor has sufficient resources and tools to dispose of its responsibilities, (v) examining the scope of our auditor's work and compensation and submitting a recommendation with respect thereto to our Board or shareholders, depending on which of them is considering the appointment of our auditor, and (vi) establishing procedures for the handling of employees' complaints as to the management of our business and the protection to be provided to such employees. In compliance with regulations promulgated under the Companies Law, our Audit Committee also approves our financial statements, thereby fulfilling the requirement that a board committee provide such approval. Our Audit Committee may not approve an action or a related party transaction, or take any other action required under the Israeli Companies Law, unless at the time of approval a majority of the committee's members are present, which majority consists of unaffiliated directors including at least one External Director, and it further complies with the committee composition set forth above.

Internal Auditor

Under the Companies Law, the Board must appoint an internal auditor that is recommended by the Audit Committee. The role of the internal auditor is to examine, among other things, whether the company’s actions comply with the law and orderly business procedure.  Under the Companies Law, the internal auditor may not be an office holder or an interested party, as defined below, or a relative of an office holder or an interested party, or the company’s independent accountant or the independent accountant’s representative.  The Companies Law defines an “interested party” as a holder of 5% or more of the issued shares or voting rights of a company, a person or entity who has the right to designate at least one director or the general manager of the company, and a person who serves as a director or general manager. On March 5, 2012, our Audit Committee recommended the appointment of Mr. Gali Gana, from the offices of Rosenblum Holzman & Co., as our internal auditor for the year 2012, and our Board approved the appointment on that date. On February 25, 2013, our Audit Committee recommended the reappointment of Mr. Gana, CPA, as our internal auditor for the year 2013, and our Board approved the appointment and the execution of a suggested annual internal auditors plan for the year 2013 on March 7, 2013. On December 30, 2013, our Board approved the execution of a suggested annual internal auditors plan for the year 2014.

Compensation Committee

Under an amendment to the Companies Law, effective December 12, 2012, and pursuant to the NASDAQ Rules, the board of directors of a public company must appoint a Compensation Committee. The Compensation Committee must be comprised of at least three directors, including all of the External Directors, which shall be a majority of the members of the Compensation Committee and one of whom must serve as chairman of the committee. The rest of the members of the Compensation Committee shall be directors who do not receive direct or indirect compensation for their role as directors (other than compensation paid or given in accordance with the regulations of the Companies Law applicable to the compensation of External Directors, or amounts paid pursuant to indemnification and/or exculpation contracts or commitments and insurance coverage).

The Compensation Committee may not include the chairman of the board, any director employed by or otherwise providing services on a regular basis to the Company, to a controlling shareholder or to any entity controlled by a controlling shareholder, any director whose main livelihood is dependent on a controlling shareholder, nor a controlling shareholder or a relative thereof.

Our Board of Directors adopted a charter for our Compensation Committee. The Compensation Committee charter is posted on our website at http://investors.otiglobal.com/phoenix.zhtml?c=144733&p=irol-govHighlights. The information contained in, or accessible through, our website does not constitute part of this Annual Report.

Under the Companies Law and the NASDAQ Rules, our Compensation Committee is responsible for (i) proposing an office holder compensation policy to the board of directors, (ii) propose necessary revisions to the compensation policy and examine its implementation, (iii) determining whether to approve transactions with respect to compensation of office holders, and (iv) determining, in accordance with our office holder compensation policy, whether to exempt an engagement with an unaffiliated nominee for the position of chief executive officer from requiring shareholders’ approval.

During 2013, our Compensation Committee had nine meetings. The current members of our Compensation Committee are Eileen Segall, Mark Stolper and John Knapp.  Ms. Eileen Segall is the Compensation Committee’s Chairman.

Pursuant to a recent amendment to the Companies Law, all public Israeli companies, including companies whose shares are only publicly-traded outside of Israel, such as the Company, are required to adopt a written compensation policy for their executives, which addresses certain items prescribed by the Companies Law. The adoption, amendment, and restatement of the policy is to be recommended by the Compensation Committee and approved by the Board and shareholders, except that the approval of the shareholders may be waived in certain circumstances prescribed by the Companies Law.

In accordance with the new Israeli law requirements, our Compensation Committee reviewed and adopted a written compensation policy for our executive officers, which addresses the items prescribed by the Companies Law. Our Board subsequently approved the policy and recommended that it be adopted by the shareholders. On December 6, 2013, the General Meeting of Shareholders of the Company approved the Executive Compensation Policy. The Compensation Committee engage the services of external compensation consultants on a case by case basis, and have engaged the services of such consultant with respect to the preparation of the Executive Compensation Policy. We believe all compensation consultants we have engaged are independent for the purposes of NASDAQ Rules.

Under the Companies Law, compensation of executive officers (including exculpation, indemnification and insurance) is determined and approved by our compensation committee and our Board of Directors, and in certain circumstances by our shareholders, either in consistency with our office holder compensation policy or, in special circumstances in deviation therefrom, taking into account certain considerations stated in the Companies Law. On December 6, 2013 the general shareholders meeting of the Company approved the Company the issuance of Indemnification Agreements to the directors and officers of the Company in the form prescribed in the invitation for the general meeting.

Shareholder approval is required in the event (i) approval by our Board of Directors and our compensation committee is not consistent with our office holders compensation policy, or (ii) compensation required to be approved is that of our chief executive officer even if not a director or an executive officer who is also the controlling shareholder of our company (including an affiliate thereof). Such shareholder approval shall require a majority vote of the shares present and voting at a shareholders meeting, provided either (i) such majority includes a majority of the shares held by non-controlling shareholders who do not otherwise have a personal interest in the compensation arrangement that are voted at the meeting, excluding for such purpose any abstentions disinterested majority, or (ii) the total shares held by non-controlling and disinterested shareholders voted against the arrangement does not exceed two percent (2%) of the voting rights in our company.

Additionally, approval of the compensation of an executive officer, who is also a director, requires a simple majority vote of the shares present and voting at a shareholders meeting, if consistent with our office holders compensation policy. Our compensation committee and Board of Directors may, in special circumstances, approve the compensation of an executive officer (other than a director, a chief executive officer or a controlling shareholder) or approve the compensation policy despite shareholders’ objection, based on specified arguments and taking shareholders’ objection into account. Our compensation committee may further exempt an engagement with a nominee for the position of chief executive officer, who meets the non-affiliation requirements set forth for an external director, from requiring shareholders’ approval, if such engagement is consistent with our office holders compensation policy and our compensation committee determines based on specified arguments that presentation of such engagement to shareholders’ approval is likely to prevent such engagement. To the extent that any such transaction with a controlling shareholder is for a period extending beyond three years, approval is required once every three years.

A director or executive officer may not be present when the board of directors of a company discusses or votes upon the terms of his or her compensation, unless the chairman of the board of directors (as applicable) determines that he or she should be present to present the transaction that is subject to approval.

Under Rule 5605(d)(1) to the NASDAQ Rules, compensation of the chief executive officer must be determined, or recommended to the Board of Directors for determination, either by: (i) a majority of the independent directors, or (ii) a compensation committee comprised solely of independent directors. The Chief Executive Officer may not be present during voting or deliberations. Under Rule 5605(d)(2) to the NASDAQ Rules compensation of all executive officers, except the chief executive officer, must be determined, or recommended to the Board for determination, either by (i) a majority of the independent directors, or (ii) a compensation committee comprised solely of independent directors.

Nominating Committee; Director Candidates.

We do not have a Nominating Committee or any committees of a similar nature, nor any charter governing the nomination process. Our Board does not believe that such committees are needed for a company our size. However, our independent directors will consider stockholder suggestions for additions to our Board.

Code of Ethics

We have adopted a Code of Business Conduct and Ethics that applies to our directors, executive and financial officers and all of our employees.  The Code of Business Conduct and Ethics is publicly available on our website at www.otiglobal.com and we will provide, at no charge, persons with a written copy upon written request made to us.  If we make any substantive amendments to the Code of Business Conduct and Ethics or grant any waivers, including any implicit waiver, from a provision of this code to our Chief Executive Officer, Chief Financial Officer or corporate controller, we will disclose the nature of such amendment or waiver on our website within four business days. The information contained in, or accessible through, our website does not constitute part of this Annual Report.

Section 16(a) Beneficial Ownership Reporting Compliance

As of January 1, 2014, Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who own more than 10% of our ordinary shares, to file reports regarding ownership of, and transactions in, our securities with the SEC and to provide us with copies of those filings. However, during the fiscal year 2013 our directors, officers and persons who own more than 10% of our ordinary shares were not required to comply with the reporting requirements of Section 16(a) because the Company was exempt from these requirements by virtue of being a “foreign private issuer”.

Item 11.    Executive Compensation.

This section provides information regarding compensation earned by the six executive officers whose compensation is disclosed in the compensation tables for the years ended December 31, 2013 and 2012. We refer to these executive officers as Named Executive Officers, or NEOs. We do not currently have any other executive officers.

Summary Compensation Table

Name and Principal Position	Year	Salary ($) (1)	Stock-based Awards ($) (2)	All Other Compensation ($) (3)	Bonus	Total ($)
Dimitrios J. Angelis Chairman of the Board of Directors (3) Chief Executive Officer of OTI America (4)	2013 2012	29,003 -	222,340 -	- -	- -	251,343 -

Ofer Tziperman Chief Executive Officer (5)	2013 2012	297,790 174,968	554,530 13,302	86,475 54,924	169,262 66,339	1,108,057 309,533

Shay Tomer Chief Financial Officer (6)	2013 2012	120,011 83,145	28,799 -	47,068 37,914	26,575 30,425	222,453 151,484

Shlomi Eytan Chief Sales and Marketing Officer (7)	2013 2012	62,288 -	28,799 -	20,222 -	- -	111,309 -

Ohad Bashan Former President (8)	2013 2012	274,643 408,965	- -	1,134,176 34,880	- 51,625	1,408,819 495,470

Tanir Horn-Wekselman Former Chief Financial Officer(9)	2013 2012	78,306 106,308	- 73,891	161,405 45,324	- -	239,711 225,523

(1)	Salary payments which were in NIS were translated into US$ according to annually average exchange rate.

(2)
The fair value recognized for the stock-based awards was determined as of the grant date in accordance with FASB ASC Topic 718 (see Note 11C. to our consolidated financial statements included elsewhere in this Annual Report).

(3)	This cost reflects social benefits (as required under applicable Israeli Law), car expenses and termination payments.

(4)	Mr. Dimitrios J. Angelis is serving as Chairman of the Board of Directors since April 26, 2013, and as Chief Executive Officer of OTI America since December 6, 2013.

(5)
Mr. Ofer Tziperman is serving as Company's Chief Executive Officer and as the Chief Executive Officer of PARX and Easy Park since March 7, 2013. Prior to that, he served as Company's VP Marketing and Sales for nearly five years since 1995, and in 2011, re-joined the Company to lead its global parking business as the President of PARX until October 1, 2013. The 2013 “All Other Compensation” of Mr. Tziperman, as shown in the table above, is comprised of $23,253 of car expenses and $63,222 of social benefits. The “Bonus” of Mr. Tziperman for 2013, as shown in the table above, is comprised of $79,570 for serving as President of PARX, and $89,692 for serving as Company's Chief Executive Officer. The “Bonus” of Mr. Tziperman for 2012, as shown in the table above, relates to Mr. Tziperman’s serving as President of PARX.

(6)
Mr. Shay Tomer is serving as Company's Chief Financial Officer since June 1, 2013. Prior to that, he served as Company's controller since 2007 and as Company's Deputy Chief Financial Officer since 2008. The 2013 “All Other Compensation” of Mr. Tomer, as shown in the table above, is comprised of $21,592 of car expenses and $25,476 of social benefits.

(7)
Mr. Shlomi Eytan is serving as Company's Chief Sales and Marketing Officer since August 1, 2013. The 2013 “All Other Compensation” of Mr. Eytan, as shown in the table above, is comprised of $9,000 of car expenses and $11,222 of social benefits.

(8)
Mr. Ohad Bashan served as Company's President until June 23, 2013. The 2013 “All Other Compensation” of Mr. Bashan, as shown in the table above, is comprised of $12,457 of car expenses and $1,121,719 of social benefits and termination payment.

(9)
Ms. Tanir Horn-Wekselman served as Company's Chief Financial Officer until May 31, 2013. The 2013 “All Other Compensation” of Ms. Horn-Wekselman, as shown in the table above, is comprised of $18,687 of car expenses and $142,718 of social benefits and termination payment.

All of the Named Executive Officers and our directors mentioned in are entitled to acceleration of the vesting of any unvested stock options and restricted stock in the event of a change of control of the Company.

Pension, Retirement or Similar Benefit Plans

Except as required by applicable law (relating to severance payments to Israeli employees), Mr. Dimitrios Angelis, Mr. Ofer Tziperman and Mr. Shay Tomer shall be entitled to receive a one-time payment upon termination of their employment for commitment to confidentiality and non-competition, as detailed in the description of their agreements below.

Employment Agreements

We maintain written employment and related agreements with all of our office holders. These agreements provide for monthly salaries and contributions by us to executive insurance and vocational studies funds. The employment agreements of certain office holders provide that we may give the employee an annual bonus in accordance with annual targets determined by our Chief Executive Officer in consultation with our Compensation Committee by January 31 of each calendar year in respect of the following year. In determining the amount of the bonus, the Compensation Committee and the Board must relate it to our revenues or profits, as applicable to the employee. If justifiable in light of our quarterly financial results, we may make advances on bonus payments pursuant to a resolution of our Board. All of our office holders’ employment and related agreements contain provisions regarding noncompetition, confidentiality of information and assignment of inventions. The enforceability of covenants not to compete in Israel is unclear.

In accordance with recent requirements and limitations set forth in the Companies Law the Company adopted an Executive Officers Compensation Policy, or the Policy, which was formulated by the Compensation Committee, approved by the Board and recommended to the shareholders, which approved the adoption of the Policy at our annual general meeting held on December 6, 2013.

The Policy sets rules and guidelines with respect to the compensation strategy of Company’s executive officers designed to retain and attract highly qualified executives by providing competitive compensation, within the Company's ability to fund compensation based on its financial resources, while creating appropriate incentives considering, inter alia, risk management factors arising from the business of the Company, executives compensation benchmarks used in the industry, the size of the Company (including without limitation, its sales volume and number of employees), the nature of its business and its then current cash flow situation, in order to promote Company’s long-term goals, work plan, policies and the interests of the shareholders of the Company.

The Policy is designed to allow the Company to create a full compensation package for each of its executives based on common principles. With respect to variable compensation components, the Policy is designed to allow the Company to consider each executive's contribution in achieving the Company's short-term and long-term strategic goals and in maximizing its profits from long-term perspective and in accordance with the executive's position

We have the following written agreements and other arrangements concerning compensation with our Named Executive Officers:

(1)
Agreement with Dimitrios J. Angelis. The employment agreement of Mr. Angelis with the Company, dated December 22, 2013, provides that Mr. Angelis will act as the Chief Executive Officer of OTI America, in consideration of an annual gross salary of $300,000. The employment agreement is for an initial term of 3 years, commencing December 6, 2013, and may be terminated at any time and without notice. This initial term shall be automatically extended for successive periods of one year each, unless either party submits a 180-day notice prior to the expiration of the initial period. If the Company terminates Mr. Angelis' employment other than for cause or total disability or if Mr. Angelis terminates his employment for good reason (as such terms are defined in Mr. Angelis’ employment agreement), the Company shall pay Mr. Angelis his unpaid salary earned through the termination date and a separation payment in an amount equal to 12 months’ annual base salary in effect at the time of termination. Under his employment agreement, Mr. Angelis was granted 150,000 stock options of the Company.

(2)
Agreement with Ofer Tziperman. The employment agreement of Mr. Tziperman with the Company, dated December 22, 2013, provides that Mr. Tziperman will act as the Chief Executive Officer of the Company and the Chief Executive Officer of the Company’s subsidiaries, PARX and EasyPark, in consideration of a monthly gross salary of NIS 90,000. The employment agreement is for an initial three-year term commencing on March 7, 2013 and ending on March 6, 2016. This initial term shall be automatically extended for two successive periods of three years each. Nevertheless, other than in the case of termination of the agreement for cause, the term of the agreement may be terminated by either party upon at least six months' prior written notice. In the event of termination (by either party), Mr. Tziperman shall be entitled to severance pay equal to the statutory rate of one month’s current salary multiplied by the number of years of employment, unless the termination occurs as a result of circumstances depriving him of the right to severance pay at law. Additionally, in consideration for his commitment to confidentiality and non-competition, Mr. Tziperman shall be entitled to receive a one-time payment equal to twelve months of the then applicable salary, where 50% of this amount shall be paid upon the termination of his employment and the remaining 50% shall be held in escrow and released 12 months after the termination of his employment, provided Mr. Tziperman has complied with his confidentiality and non-competition commitments. Under his employment agreement, Mr. Tziperman was granted 266,666 stock options of the Company.

(3)
Agreement with Shay Tomer. The initial employment agreement of Mr. Tomer with the Company, dated April 24, 2007, provides that Mr. Tomer shall act as the Company's Comptroller in the Company's finance department. As of June 1, 2013, Mr. Tomer has been promoted and appointed as the Company's Chief Financial Officer and accordingly a new employment agreement dated August 6, 2013 has been executed by Mr. Tomer for his current position as the Company’s Chief Financial Officer. The latest employment agreement is for an unspecified term and either party may terminate the employment agreement upon 6 months advance notice. In the event of termination (by either party), Mr. Tomer is entitled to receive severance pay equal to the statutory rate of one month’s current salary multiplied by the number of years of employment, unless the termination occurs as a result of circumstances depriving him of the right to severance pay at law or as a result of a breach of trust or a material breach of his undertakings. Additionally, in consideration for his commitment to confidentiality and non-competition, Mr. Tomer shall be entitled to receive a one-time payment equal to 6 months of the then applicable salary, where 50% of this amount shall be paid upon the termination of his employment and the remaining 50% shall be held in escrow and released 12 months after the termination of his employment, provided that Mr. Tomer has complied with his confidentiality and non-competition commitments. Under the employment agreement Mr. Tomer was granted 40,000 stock options of the Company in addition to stock options granted previously to Mr. Tomer for his prior services as a comptroller in the finance department.

(4)
Agreement with Shlomi Eytan. The employment agreement of Mr. Eytan with the Company, dated June 2, 2013, provides that Mr. Eytan will act as the Company's Chief Sales and Marketing Officer. The employment agreement is for an unspecified term and either party may terminate the employment agreement upon a 3 month advance notice. In the event of termination (by either party), Mr. Eytan is entitled to receive all contributions made by the Company for severance payments in his executive insurance policy and any interest and/or profit accumulated thereto equal to 8.33% of his monthly based salary paid during his employment, in accordance with section 14 of the Israeli Severance Pay Law 1963, unless the termination occurs as a result of circumstances depriving him of the right to severance pay at law or as a result of a breach of trust or a material breach of his undertakings. Under the employment agreement, Mr. Eytan was granted 40,000 stock options of the Company.

Outstanding Equity Awards At Fiscal Year-End

           The following table shows stock option awards outstanding on the last day of the fiscal year ended December 31, 2013 for each of our Named Executive Officers.

Number of Securities Underlying Unexercised
	Option Awards					Stock Awards
Name	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable	Option exercise price($)		Option expiration date	Number of shares that have not vested (#)	Market value of shares that have not vested ($)
Dimitrios Angelis (1)	-	150,000		$3.23	12/06/2018	-	-
Ofer Tziperman (2)(3)	-	166,666 100,000	$ $	0.90 3.18	12/06/2018 12/30/2018	-	-
Shay Tomer (4)(5)	-	40,000 5,000	$ $	1.46 2.37	07/20/2018 03/24/2016	-	-
Shlomi Eytan (4)	-	40,000		$1.46	07/20/2018	-	-
Ohad Bashan	-	-		-	-	-	-
Tanir Horn- Wekselman	-	-		-	-	-	-

(1)	On December 6, 2013, 150,000 options were granted to Dimitrios Angelis under the 2001 Stock Option Plan. The options vest in three equal annual installments, commencing December 6, 2014.

(2)	On December 6, 2013, 166,666 options were granted to Ofer Tziperman under the 2001 Stock Option Plan. The options vest in three equal annual installments, commencing March 7, 2014.

(3)	On December 30, 2013, 100,000 options were granted to Ofer Tziperman under the 2001 Stock Option Plan. The options vest in three equal annual installments, commencing December 30, 2014.

(4)	On July 20, 2013, 40,000 options were granted to each of Shay Tomer and Shlomi Eytan under the 2001 Stock Option Plan. The options vest in three equal annual installments, commencing July 20, 2014.

(5)
On March 24, 2011, 15,000 options were granted to Shay Tomer under the 2001 Stock Option Plan, out of which 10,000 options were exercised. The options vest in three equal annual installments, commencing March 24, 2012.

Director Compensation for 2013

The following table provides information regarding compensation earned by, awarded or paid to each person for serving as a director who is not an executive officer during the fiscal year ended December 31, 2013:

Name (1)	Fees Earned or Paid in Cash ($) (2)	Total ($)
Eileen Segall	39,670	39,670
Jeffrey E. Eberwein (3)	31,452	31,452
Charles M. Gillman	29,003	29,003
Dilip Singh	28,386	28,386
Richard K. Coleman Jr.	29,003	29,003
Mark Stolper	32,166	32,166
John A. Knapp Jr.	33,402	33,402
Jerry L. Ivy Jr.	3,611	3,611

(1)	The table above does not include Dimitrios J. Angelis, Company's Chairman, who is included in the description of compensation of Named Executive Officers above.

(2)	This column represents the sums that our non-executive directors received according to the Israeli regulations as an annual fee as well as for attendance to Board and Board Committees meetings.

(3)	Former external director Mr. Eberwein resigned from the Board of Directors on March 21, 2014, and the table above represents the compensation paid to Mr. Eberwein in 2013.

We reimburse our directors for expenses incurred in connection with attending board meetings and provide the following compensation for directors: annual compensation of $18,516; meeting participation fees of $1,082 per in-person meeting; meeting participation by telephone of $648 per meeting; and $542 per written resolution.

Our executive directors do not receive separate compensation for their service on the Board or any committee of the Board.  During 2013, our non-executive directors were reimbursed for their expenses for each board meeting attended and in addition received compensation for their service on the board. The aggregate amount paid by us to our non-executive directors during 2013 was $226,693.

With the exception of our Chairman and CEO of OTI America, none of our currently serving directors has received any equity compensation.

See the section entitled “Security Ownership of Certain Beneficial Owners and Management” below for information on beneficial ownership of our shares by our directors and executive officers.  We have no outstanding loans to any of our directors or executive officers.

Under the Companies Law, each of our External Directors is entitled to compensation as provided in regulations adopted under the Companies Law and is otherwise prohibited from receiving any other compensation, directly or indirectly, in connection with services provided as an External Director.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholders Matters.

The following table sets forth certain information, to the best knowledge and belief of the Company, as of March 20, 2014  (unless provided herein otherwise), with respect to holdings of our ordinary shares by (1) each person known by us to be the beneficial owner of more than 5% of the total number of shares of our ordinary shares outstanding as of such date; (2) each of our directors; (3) each of our Named Executive Officers; and (4) all of our directors and our executive officers as a group.

All information with respect to the ownership of any of the below shareholders has been furnished by such shareholder and, unless otherwise indicated below, we believe that persons named in the table have sole voting and sole investment power with respect to all of the shares shown as owned, subject to community property laws, where applicable. The shares owned by the directors and executive officers include the shares owned by their family members to which such directors and executive officers disclaim beneficial ownership, as provided for below.

As of March 20, 2014, we had 33,140,867 Ordinary Shares outstanding.

Name of beneficial owner	Position	Number of Shares Beneficially Owned (*)	% of Class of Shares
Dimitrios J. Angelis (1)	Director and Officer	616,378	1.9%
Jerry L. Ivy, Jr. (2)	Director	3,063,916	9.3%
Charles M. Gillman (3)	Director	516,300	1.6%
Jeffrey E. Eberwein (4)	Director	377,200	1.1%
Dilip Singh (5)	Director	300,000	**
John A. Knapp Jr.(6)	Director	100,700	**
Eileen Segall	Director	-	-
Richard K. Coleman Jr.	Director	-	-
Mark Stolper	Director	-	-
Ofer Tziperman (7)	Officer	55,555	**
Shay Tomer (8)	Officer	5,000	**
Shlomi Eytan	Officer	-	-

All executive officers and directors as a group (12 persons)		5,035,049	15.2%
5% Shareholders
C. Silk & Sons, Inc. (9)	Shareholder	2,636,537	8.0%
Jack Silver (10)	Shareholder	1,868,550	5.6%

(*) (**) (1)
If a shareholder has the right to acquire shares by exercising options currently exercisable or exercisable within 60 days of the date of this table, these shares are deemed outstanding for the purpose of computing the percentage owned by the specific shareholder (that is, they are included in both the numerator and the denominator), but they are disregarded for the purpose of computing the percentage owned by any other shareholder.
Less than 1%
Includes 35,500 Ordinary Shares held by Mr. Angelis, and 580,878 Ordinary Shares as to which Mr. Angelis has voting rights in his capacity as Chairman of the Board of Directors, pursuant to irrevocable proxies previously granted to the Chairman of the Board of Directors of the Company. Does not include options held by Mr. Angelis to purchase 150,000 Ordinary Shares, which are not currently exercisable or exercisable within 60 days of the date of this table.

(2)	Includes 2,641,116 Ordinary Shares held by Mr. Ivy and 422,800 Ordinary Shares held in an account with Marlene A. Ivy as joint tenants with rights of survivorship.
(3)
Includes 498,300 Ordinary Shares purchased pursuant to a Rule 10b5-1 trading plan entered into by Boston Avenue Capital LLC and Williams Trading LLC on June 6, 2013 (implemented at a time when Mr. Gillman was a portfolio manager for Boston Avenue Capital, LLC, to whom Mr. Gillman makes, from time to time, non-binding investment recommendations.

(4)
Includes 297,200 Ordinary Shares purchased by Mr. Eberwein pursuant to a Rule 10b5-1 trading plan entered into by Mr. Eberwein and Williams Trading LLC on June 6, 2013 and 80,000 held by Mr. Eberwein’s wife. Mr. Eberwein’s 10b5-1 trading plan was subsequently terminated. The shares were transferred on September 30, 2013 to Lone Star Value Investors, LP, an affiliate of Mr. Eberwein, in an exempt transaction. Mr. Eberwein resigned from the Board of Directors on March 21, 2014, and the table above represents Mr. Eberwein beneficial holdings as of December 31, 2013.

(5)
Includes 300,000 Ordinary Shares held by Value Generation Capital Fund, LP. The general partner of Value Generation Capital Fund, LP is Value Generation Capital, LLC. Mr. Singh is the managing member of Value Generation Capital, LLC, and may be deemed to have voting and dispositive power with respect to the shares held by Value Generation Capital Fund, LP.

(6)	Includes 100,700 Ordinary Shares purchased by Mr. Knapp pursuant to a Rule 10b5-1 trading plan entered into between Mr. Knapp and UBS Financial Services on June 14, 2013.
(7)	Consists of options held by Mr. Tziperman to purchase 55,555 Ordinary Shares currently exercisable or exercisable within 60 days of the date of this table.
(8)	Consists of options held by Mr. Tomer to purchase 5,000 Ordinary Shares currently exercisable or exercisable within 60 days of the date of this table.
(9)
Information is based solely on Amendment No. 1 of Schedule 13G/A filed with the SEC on February 14, 2014. C. Silk & Sons, Inc. beneficially owns 2,636,537 ordinary shares, and has the sole voting and dispositive power with respect thereof.

(10)
Information is based solely on Amendment No. 3 of Schedule 13G/A filed with the SEC on February 12, 2014. Mr. Silver beneficially owns 1,868,550 ordinary shares, and has the sole voting and dispositive power with respect thereof.

The table above does not contain information regarding Mr. Ohad Bashan, former President, and Ms. Tanir Horn-Wekselman, former Chief Financial Officer, who, to the best of Company’s knowledge do not have options of the Company, and the Company does not  have the information with respect to their holdings (if any).

The following table summarizes certain information regarding our equity compensation plan as of December 31, 2013:

Plan Category	Number of securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plan approved by security holders	-	-	-
Equity compensation plan not approved by security holders	1,789,616	$1.65	2,308,655
Total	1,789,616	$1.65	2,308,655

2001 Share Option Plan

        We established our 2001 Share Option Plan, or the 2001 Plan, in February 2001 (as amended and restated on November 30, 2011), and have amended it several times.  The 2001 Plan provides for the grant of options to our employees, directors and consultants, and those of our subsidiaries and affiliates.

        Under the 2001 Plan, as of March 20, 2014, 13,547,900 options had been exercised and 1,633,061 options are outstanding including 795,894 exercisable.  Of the options that are outstanding, as of March 20, 2014, 501,666 options are held by our directors and officers, and have a weighted average exercise price of $2.15.

Item 13.    Certain Relationships and Related Transactions, and Director Independence.

Our policy is to enter into transactions with related parties on terms that are on the whole no less favorable to us than those that would be available from unaffiliated parties at arm’s length.  Based on our experience in the business sectors in which we operate and the terms of our transactions with unaffiliated third parties, we believe that all of the transactions described below met this policy standard at the time they occurred.

Agreement with HolyTech Ltd.

In January 1996, we entered into an agreement with HolyTech Ltd., a company that to our knowledge is owned by Mrs. Varda Bashan, Mrs. Ora Gilboa and certain other of our former executive officers, which formalized an arrangement that had existed since 1992. Mrs. Bashan is the spouse of Mr. Oded Bashan, former CEO and Chairman of the Board of Directors, and Ora Gilboa is the spouse of Mr. Ronnie Gilboa, a former director. In recent years, HolyTech provided us with management services through Mrs. Bashan. The aggregate consideration paid by us for the services that HolyTech provided to us was $80,000 in 2012 and $7,700 in 2013. The agreement with HolyTech was terminated on February 3, 2013.

Agreements with Directors and Officers

We have entered into employment agreements with all of our officers as mentioned above. In addition, we have granted options to purchase our Ordinary Shares to our officers, as mentioned elsewhere is this Annual Report.

Other than described above, none of our independent directors has any relationship with the Company besides serving as directors.

Our Board has determined that Eileen Segall, Mark Stolper and Charles M. Guillman qualify as independent directors under NASDAQ Rules and as Audit Committee independent directors under the NASDAQ Rules.

Item 14.    Principal Accounting Fees and Services.

Independent Registered Public Accounting Firm

The Company has engaged Somekh Chaikin, a member of KPMG International, or Somekh Chaikin, as its principal independent registered public accounting firm for the fiscal year ended December 31, 2013.

Policy on Pre-Approval of Audit and Permissible Non-Audit Services of Independent Registered Public Accounting Firm

Our Audit Committee is generally responsible for the oversight of our independent auditors’ work. The Audit Committee’s policy is to pre-approve all audit and non-audit services provided by Somekh Chaikin. These services may include audit services, audit-related services, tax services and other services, as further described below. The Audit Committee sets forth the basis for its pre-approval in detail, listing the particular services or categories of services which are pre-approved, and setting forth a specific budget for such services. Additional services may be pre-approved by the Audit Committee on an individual basis. Once services have been pre-approved, Somekh Chaikin and our management then report to the Audit Committee on a periodic basis regarding the extent of services actually provided in accordance with the applicable pre-approval, and regarding the fees for the services performed.

Our Audit Committee pre-approved all audit and non-audit services provided to us and to our subsidiaries during the periods listed below. The Audit Committee approves discrete projects on a case-by-case basis that may have a material effect on our operations and also considers whether proposed services are compatible with the independence of the independent auditors.

Pursuant to our pre-approval policy, the Audit Committee pre-approves and delegates to our Chairman of the Board the authority to approve the retention of ad-hoc audit and non-audit services from our independent auditors, beyond the scope approved by the Audit Committee as part of the annual audit plan.

Pursuant to said policy, our Chairman of the Board, upon the recommendation of our management, can approve an audit or non-audit service, for a specific and limited scope, the fees for which do not exceed $5,000, provided that such additional services by the independent auditors shall not impair their independency. The Chairman shall notify the Audit Committee of any such additional services approved and the delegation of authority to the Chairman shall not derogate from the Audit Committee’s responsibilities.

Principal Accountant Fees and Services

The following fees were billed by Somekh Chaikin for professional services rendered thereby for the years ended December 31:

	2013	2012
Audit fees (1)	$241,609	$290,904
Audit related fee (2)	$47,750	$24,930
Tax fees (3)	$16,003	$19,300
All Other Fees	-	-
Total	$305,362	$335,134

(1)
The audit fees for the years ended December 31, 2013 and 2012, are the aggregate fees billed or billable (for the year) for the professional services rendered for the audits of our 2013 and 2012 annual consolidated financial statements, review of consolidated quarterly financial statements of 2013 and 2012, and services that are normally provided in connection with statutory audits of us and our subsidiaries, consents and assistance with review of documents filed with the SEC.

(2)
The audit-related fees for the year ended December 31, 2013 included services in respect of the carve-out financial report for the SmartID division. For the year ended December 31, 2012, audit related fees included services for examination of a possible transition to IFRS GAAP reporting.

(3)	Tax fees are the aggregate fees billed (in the year) for professional services rendered for tax compliance and tax advice other than in connection with the audit.

PART IV

Item 15.  Exhibits and Financial Statement Schedules.

3.1
Amended and Restated Articles of Incorporation (incorporated by reference to the Company’s report on Form 6-K (Report No. 3) filed with the SEC on October 31, 2013 and Company’s report on Form 6-K filed with the SEC on December 9, 2013.

4.1
Shareholders Rights Agreement, dated as of January 12, 2009, as amended and restated on January 11, 2012 and January 9, 2014, between the Company and Continental Stock Transfer & Trust Company (incorporated by reference to the Company’s Periodic Report on Form 8-K filed with the SEC on January 9, 2014).

10.1	Original Section 102 Share Option Plan of the Registrant (incorporated by reference to the amendment to the Company’s Registration Statement on Form F-1, filed with the SEC on September 11, 2002).

10.2	Stock Compensation Program and Stock Award Agreement of OTI America, Inc. (incorporated by reference to the Company’s Registration Statement on Form F-1, filed with the SEC on June 14, 2002).

10.3	2008 Employee Stock Purchase Plan of the Registrant (incorporated by reference to the Company’s Registration Statement on Form S-8, filed with the SEC on March 6, 2008).

10.4	2001 Share Option Plan of the Registrant (incorporated by reference to the Company’s Registration Statement on Form S-8, filed with the SEC on March 25, 2011).

10.5
Application to Approve a Trustee for an Option Plan pursuant to Section 102 of the Income Tax Ordinance; and Deed of Trust (incorporated by reference to the amendment to the Company’s Registration Statement on Form F-1, filed with the SEC on September 11, 2002).

10.6
Long Term Lease Agreement, dated as of March 6, 2002 by and between the Israel Lands Authority and the Company (incorporated by reference to the Company’s Registration Statement on Form F-1, filed with the SEC on June 14, 2002).

10.7
Form of Letter of Exemption and Indemnification between the Company and its directors and officers (incorporated by reference to the Company’s report on Form 6-K, as Schedule B to such report, filed with the SEC on June 25, 2008).

10.8
Supply Agreement, dated December 22, 2009, by and between Smartrac N.V. and the Company (incorporated by reference to the Company’s Annual Report on Form 20-F/A (Amendment No. 2), filed with the SEC on March 16, 2012).

10.9*	Asset purchase agreement, dated August 14, 2013, by and between the Company and SuperCom Ltd.

10.10*	Employment agreement with Shay Tomer, dated August 6, 2013, by and between the Company and Shay Tomer.

10.11*∞	Employment agreement with Shlomi Eytan, dated June 2, 2013, by and between the Company and Shlomi Eytan.

10.12*	Employment agreement with Ofer Tziperman, dated December 22, 2013, by and between the Company and Ofer Tziperman.

10.13*	Employment agreement with Dimitrios Angelis, dated December 22, 2013, by and among the Company, OTI America, Inc. and Dimitrios Angelis.

21.1*	List of Subsidiaries of the Company.

23.1*	Consent of Independent Registered Public Accounting Firm.

31.1*	Certification pursuant to Rule 13a-14(a)/15d-14(a) of Ofer Tziperman.

31.2*	Certification pursuant to Rule 13a-14(a)/15d-14(a) of Shay Tomer.

32.1**	Certification pursuant to 18 U.S.C. Section 1350 of Ofer Tziperman.

32.2**	Certification pursuant to 18 U.S.C. Section 1350 of Shay Tomer.

101 *
The following materials from our Annual Report on Form 10-K for the year ended December 31, 2013 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Statements of Comprehensive Loss (iv) the Consolidated Statements of Changes in Equity, (v) the Consolidated Statements of Cash Flows, and (vi) the Notes to the Consolidated Financial Statements, tagged as blocks of text and in detail.

* Filed herewith.

** Furnished herewith.

∞ English translation of original Hebrew document.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

On Track Innovations Ltd.

By: /s/ Ofer Tziperman

Ofer Tziperman, Chief Executive Officer

(Principal Executive Officer)

Dated: March 31, 2014

By: /s/ Shay Tomer

Shay Tomer, Chief Financial Officer

(Principal Financial and Accounting Officer)

Dated: March 31, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Dimitrios J. Angelis

Dimitrios J. Angelis, Chairman of the Board of Directors and Chief Executive Officer of OTI America, Inc.

Dated: March 31, 2014

By: /s/ Richard K. Coleman Jr.

Richard K. Coleman Jr., Director

Dated: March 30, 2014

By: /s/ Charles M. Gillman

Charles M. Gillman, Director

Dated: March 31, 2014

By: /s/ Jerry L. Ivy Jr.

Jerry L. Ivy Jr., Director

Dated: March 31, 2014

By: /s/ John A. Knapp Jr.

John A. Knapp Jr., Director

Dated: March 30, 2014

By: /s/ Eileen Segall

Eileen Segall, Director

Dated: March 29, 2014

By: /s/ Dilip Singh

Dilip Singh, Director

Dated: March 30, 2014

By: /s/ Mark Stolper

Mark Stolper, Director

Dated: March 31, 2014

On Track Innovations Ltd. and its Subsidiaries Consolidated Financial Statements As of December 31, 2013

On Track Innovations Ltd.
and its Subsidiaries

Consolidated Financial Statements as of December 31, 2013

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
On Track Innovations Ltd.

We have audited the accompanying consolidated balance sheets of On Track Innovations Ltd. ("the Company") and its subsidiaries as of December 31, 2013 and 2012 and the related consolidated statements of operations, comprehensive loss, changes in equity and cash flows for each of the years in the three-year period ended December 31, 2013. These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company and its subsidiaries as of December 31, 2013 and 2012 and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles.

/s/ Somekh Chaikin
Somekh Chaikin
Certified Public Accountants (Isr.)
A Member Firm of KPMG International

Tel Aviv, Israel
March 31, 2014

On Track Innovations Ltd.
and its Subsidiaries

Consolidated Balance Sheets

US dollar in thousands except share and per share data

	December 31
	2013	2012
Assets

Current assets
Cash and cash equivalents	$14,962	$9,304
Short-term investments	2,601	8,712
Trade receivables (net of allowance for doubtful
accounts of $610 and $431 as of December 31, 2013
and December 31, 2012, respectively)	5,134	7,516
Other receivables and prepaid expenses	4,632	5,349
Short term restricted deposit for employees benefit	-	2,922
Inventories	3,477	7,049
Assets from discontinued operations - held for sale	3,919	-

Total current assets	34,725	40,852

Long term restricted deposit for employees benefit	623	1,099

Severance pay deposits	738	836

Property, plant and equipment, net	9,837	13,074

Deferred tax asset	173	-

Intangible assets, net	-	656

Goodwill	-	485

Total Assets	$46,096	$57,002

The accompanying notes are an integral part of these consolidated financial statements.

On Track Innovations Ltd.
and its Subsidiaries

Consolidated Balance Sheets

US dollar in thousands except share and per share data

	December 31
	2013	2012
Liabilities and Equity

Current Liabilities
Short-term bank credit and current maturities
of long-term bank loans	$3,842	$7,368
Trade payables	9,255	10,696
Accrued severance pay	-	3,539
Other current liabilities	6,299	10,971
Liabilities from discontinued operations - held for sale	2,956	-
Total current liabilities	22,352	32,574

Long-Term Liabilities
Long-term loans, net of current maturities	3,342	2,224
Accrued severance pay	1,706	2,032
Deferred tax liability	292	53
Total long-term liabilities	5,340	4,309

Total Liabilities	27,692	36,883

Commitments and Contingencies

Equity
Shareholders' Equity
Ordinary shares of NIS 0.1 par value: Authorized –
50,000,000 shares as of December 31, 2013 and
December 31, 2012; issued: 34,199,511 and 32,938,011
shares as of December 31, 2013 and December 31, 2012,
respectively; outstanding: 33,020,812 and 31,759,312 shares
as of December 31, 2013 and December 31, 2012, respectively	854	820
Additional paid-in capital	212,246	210,853
Treasury shares at cost - 1,178,699 shares as of December 31,
2013 and December 31, 2012.	(2,000)	(2,000)
Accumulated other comprehensive income	28	36
Accumulated deficit	(192,179)	(189,131)
Total Shareholder’s equity	18,949	20,578
Non-controlling interest	(545)	(459)

Total Equity	18,404	20,119

Total Liabilities and Equity	$46,096	$57,002

The accompanying notes are an integral part of these consolidated financial statements.

On Track Innovations Ltd.
and its Subsidiaries
Consolidated Statements of Operations

US dollar in thousands except share and per share data

	Year ended December 31
	2013	2012*	2011*
Revenues
Sales	$15,067	$11,560	$10,844
Licensing and transaction fees	4,801	5,044	12,055

Total revenues	19,868	16,604	22,899

Cost of revenues
Cost of sales	9,140	7,298	8,470
Cost of licensing and transaction fees	-	-	714
Total cost of revenues	9,140	7,298	9,184

Gross profit	10,728	9,306	13,715
Operating expenses
Research and development	4,868	5,678	6,148
Selling and marketing	7,914	11,822	8,530
General and administrative	6,945	9,022	7,053
Other operating income, net	(4,081)	-	-
Amortization of intangible assets	81	99	122
Impairment of goodwill and intangible assets	813	-	-

Total operating expenses	16,540	26,621	21,853

Operating loss from continuing operations	(5,812)	(17,315)	(8,138)
Financial expenses, net	(913)	(493)	(157)

Loss from continuing operations before taxes on income	(6,725)	(17,808)	(8,295)

Income tax	(203)	(67)	(83)

Net loss from continuing operations	(6,928)	(17,875)	(8,378)
Net income from discontinued operations	3,777	313	1,285

Net loss	(3,151)	(17,562)	(7,093)

Net loss attributable to noncontrolling interest	103	168	168
Net loss attributable to shareholders	$(3,048)	$(17,394)	$(6,925)

Basic and diluted net profit (loss) attributable to
shareholders per ordinary share
From continuing operations	$(0.21)	$(0.56)	$(0.27)
From discontinued operations	$0.12	$0.02	$0.05
	$(0.09)	$(0.54)	$(0.22)
Weighted average number of ordinary shares used in computing basic and diluted net profit (loss) per ordinary share	32,673,123	32,168,373	31,524,315

*Reclassified to conform with the current year presentation, see note 1B.

The accompanying notes are an integral part of these consolidated financial statements.

On Track Innovations Ltd.
and its Subsidiaries

Consolidated Statements of Comprehensive Loss

US dollar in thousands
	Year ended December 31
	2013	2012	2011
Total comprehensive loss:
Net loss	$(3,151)	$(17,562)	$(7,093)
Foreign currency translation adjustments	44	171	(438)
Net unrealized gain (loss) on available-for-sale securities	34	43	(32)
Reclassification adjustment for loss on
available-for-sale securities	(69)	(99)	(253)

Total comprehensive loss	$(3,142)	$(17,447)	$(7,816)
Comprehensive loss attributable to the non-controlling interest	86	172	163
Total comprehensive loss attributable to shareholders	$(3,056)	$(17,275)	$(7,653)

The accompanying notes are an integral part of these consolidated financial statements.

On Track Innovations Ltd.
and its Subsidiaries

Consolidated Statements of Changes in Equity

US dollar in thousands, except share and per share data

Accumulated
		Additional		other		Non-
Number of	Share	paid-in	Treasury	comprehensive	Accumulated	controlling	Total
Shares issued	capital	capital	Shares	Income (loss)	deficit	interest	equity

Balance as of January 1, 2011	25,384,010	$610	$190,933	$(1,136)	$645	$(164,812)	$(124)	$26,116

Changes during the year ended
December 31, 2011:
Stock-based compensation related to options and shares issued
to employees and others	-	-	1,933	-	-	-	-	1,933
Exercise of options	799,230	22	186	-	-	-	-	208
Shares issued in connection with the purchase of business operation	130,521	4	358	-	-	-	-	362
Adjustment to contingent consideration in connection with the purchase of business operation	-	-	(116)	-	-	-	-	(116)
Issuance of shares, net of issuance expenses of $268	6,000,000	172	16,447	-	-	-	-	16,619
Payments to acquire treasury shares	-	-	-	(864)	-	-	-	(864)
Foreign currency translation adjustments	-	-	-	-	(443)	-	5	(438)
Change in net unrealized gain on available-for-sale securities	-	-	-	-	(285)	-	-	(285)
Net loss	-	-	-	-	-	(6,925)	(168)	(7,093)

Balance as of December 31, 2011	32,313,761	$808	$209,741	$(2,000)	$(83)	$(171,737)	$(287)	$36,442

Changes during the year ended
December 31, 2012:

Stock-based compensation related to options issued to employees and others	-	-	951	-	-	-	-	951
Exercise of options	624,250	12	-	-	-	-	-	12
Warrants issued in connection with the purchase of business operation	-	-	147	-	-	-	-	147
Adjustment to contingent consideration in connection with the purchase of business operation	-	-	14	-	-	-	-	14
Foreign currency translation adjustments	-	-	-	-	175	-	(4)	171
Change in net unrealized gain on available-for-sale securities	-	-	-	-	(56)	-	-	(56)
Net loss	-	-	-	-	-	(17,394)	(168)	(17,562)

Balance as of December 31, 2012	32,938,011	$820	$210,853	$(2,000)	$36	$(189,131)	$(459)	$20,119

Changes during the year ended
December 31, 2013:

Stock-based compensation related to options
issued to employees and others	-	-	364	-	-	-	-	364
Exercise of options	1,261,500	34	1,029	-	-	-	-	1,063
Foreign currency translation adjustments	-	-	-	-	27	-	17	44
Change in net unrealized gain on available- for-sale securities	-	-	-	-	(35)	-	-	(35)
Net loss	-	-	-	-	-	(3,048)	(103)	(3,151)

Balance as of December 31, 2013	34,199,511	$854	$212,246	$(2,000)	$28	$(192,179)	$(545)	$18,404

The accompanying notes are an integral part of these consolidated financial statements.

On Track Innovations Ltd.
and its Subsidiaries
Consolidated Statements of Cash Flows

US dollar in thousands

	Year ended December 31
	2013	2012*	2011*
Cash flows from continuing operating activities
Net loss from continuing operations	$(6,928)	$(17,875)	$(8,378)
Adjustments required to reconcile net loss to
net cash used in continuing operating activities:
Stock-based compensation related to options and shares issued
to employees and others	307	734	1,787
Loss (gain) on sale of property and equipment	91	(295)	24

Amortization of intangible assets	81	99	122
Impairment of goodwill and intangible assets	813	-	-
Loss from sale of a subsidiary (Supplement D)	231	-	-
Depreciation	1,135	1,099	1,124

Changes in operating assets and liabilities:
Accrued severance pay, net	(3,165)	1,132	648
Accrued interest and linkage differences	(166)	(232)	(370)
Deferred tax, net	112	(12)	(19)
Linkage differences on receivable from sale of operation	-	-	(68)
Decrease (increase) in trade receivables	(765)	4,089	(4,960)
Decrease (increase) in other receivables and prepaid expenses	1,332	(2,432)	(369)
Decrease (increase) in inventories	(11)	831	859
Increase (decrease) in trade payables	(181)	1,598	2,365
Increase (decrease) in other current liabilities	(3,472)	4,849	(1,720)
Net cash used in continuing operating activities	(10,586)	(6,415)	(8,955)

Cash flows from continuing investing activities

Acquisition of business operation (Supplement C)	-	(100)	(400)
Purchase of property and equipment	(2,784)	(971)	(674)
Purchase of short term investments	(325)	(10,403)	(14,697)
Investment in restricted deposit for employees benefit	-	(3,891)	-
Proceeds from restricted deposit for employees benefit	3,390	-	-
Proceeds from maturity or sale of short term investments	6,549	17,712	7,420
Proceeds from sale of property and equipment	168	299	93
Net cash provided by (used in) continuing investing activities	6,998	2,646	(8,258)

Cash flows from continuing financing activities
Increase (decrease) in short-term bank credit, net	(1,073)	1,822	(1,576)
Proceeds from long-term bank loans	3,184	390	2,814
Repayment of long-term bank loans	(1,316)	(2,193)	(1,268)
Proceeds from issuance of shares, net of issuance expenses	-	-	16,619
Payments to acquire treasury shares	-	-	(864)
Proceeds from exercise of options	968	12	208
Net cash provided by continuing financing activities	1,763	31	15,933

Cash flows from discontinued operations
Net cash (used in) provided by discontinued operating activities	(1,391)	1,768	(2,465)
Net cash provided by (used in) discontinued investing activities	9,858	(72)	1,887
Net cash used in discontinued financing activities	(985)	(1,427)	(812)
Total net cash provided by (used in) discontinued activities	7,482	269	(1,390)

Effect of exchange rate changes on cash and cash equivalents	1	256	(222)

Increase (decrease) in cash and cash equivalents	5,658	(3,213)	(2,892)
Cash and cash equivalents at the beginning of the year	9,304	12,517	15,409

Cash and cash equivalents at the end of the year	$14,962	$9,304	$12,517

*Reclassified to conform with current year presentation, see note 1B.

The accompanying notes are an integral part of these consolidated financial statements.

On Track Innovations Ltd.
and its Subsidiaries

Consolidated Statements of Cash Flows (cont’d)

US dollar in thousands

	Year ended December 31
	2013	2012	2011
Supplementary cash flows information:

A. Cash paid during the period for:
Interest paid	$286	$329	$324
Income taxes paid	$194	$-	$-

B. Non-cash investing and financing transactions:
Receivables for issuance of equity, collected immediately after balance sheet date	$95	$-	$-
Other liabilities	$-	$(14)	$116

C. Acquisition of business operations, see note 1C:
Assets acquired and liabilities assumed of the
business at date of acquisition:

Working capital surplus	$-	$9	$(89)
Property and equipment	-	-	(15)
Goodwill	-	-	(485)
Customer relationships	-	-	(102)
Brand	-	-	(28)
Technology	-	(256)	(43)
	$-	$(247)	$(762)

Issuance of shares and warrants in consideration for the acquisition	-	147	362
	$-	$(100)	$(400)
D. Sale of consolidated subsidiary, see note 1B(2):

Assets and liabilities of the previously consolidated
subsidiary at the time it ceased being consolidated:
Working capital surplus	$(4)	$-	$-
Property and equipment	41	-	-
Intangible assets	248	-	-
Deferred tax liability	(46)	-	-
Minority interest	(5)	-	-
Other comprehensive loss	(3)	-	-
Proceeds from sale of subsidiary	-	-	-
Loss on sale of a subsidiary	$231	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

On Track Innovations Ltd.
and Subsidiaries
Notes to the Consolidated Financial Statements

In thousands, except share and per share data

Note 1 - General

A.	Introduction

On Track Innovations Ltd. (the “Company”) was founded in 1990, in Israel. The Company and its subsidiaries (together “the Group”) are principally engaged in the field of design and development of cashless payment solutions. The Company’s shares are listed for trading on NASDAQ.

Until the end of 2012 the Company considered itself to be in a single reporting segment and operating unit structure. In 2013 following the change in the Company’s Board of directors composition, the Company now operates in three operating segments (see Note 16).

As to the Company’s major customers, see Note 17.

Certain definitions

$ - United States Dollars
NIS - New Israeli Shekel

B.	Divestiture of operations:

1.
In December 2013, the Company completed the sale of certain assets, subsidiaries and intellectual property (IP) relating to its Smart ID division, for a total purchase price of $10 million in cash and an additional $12.5 million subject to performance-based milestones (“the SmartID Division Divesture”). Accordingly the results and the cash flows of this operation for all reporting periods are presented in the statements of operations and in the statements of cash flows, respectively, as discontinued operations separately from continuing operations. The Company recorded a gain from this divesture, net of transaction costs, in the amount of $8,944.

During 2013 the Company reached an initial agreement, which eventually closed in February 2014, to sell its wholly owned German subsidiary, Intercard System Electronics GmbH (hereinafter – “Intercard”), for total purchase price of EURO 700 (approx. $960) and an additional immaterial contingent consideration based on future sales (“the German Subsidiary Divesture”). Accordingly, assets and liabilities related to the German subsidiary are presented separately in the balance sheets, as assets and liabilities held for sale, which was consummated in February 2014. As of December 31, 2013, the Company recognizes a loss from impairment assets in the amount of  $2,970 that reflects the difference between the book value of Intercard’s assets, net of liabilities, and the consideration (see also note 14). The Company recorded the impairment charge of $2,970 in its statement of operations for the year ended December 31, 2013, among “net income from discontinued operations”. The results and the cash flows of this operation for the reporting periods are presented in the statements of operations and in the statements of cash flows, respectively, as discontinued operations separately from continuing operations.

All prior periods' information has been reclassified to conform with the current year presentation.

As to contingent considerations see note 2V.

2.
In August 2013 the Company, through its subsidiary, Parx Ltd. entered into a share purchase agreement with a third party for the sale of 100% of the shares of a subsidiary, Parx France, for consideration of 25% of Parx France’s future profits on an EBITDA basis. The Company has recorded a loss in the amount of $231, presented in the statement of operations among “other operating income, net”.

Parx France will retain its exclusive distribution rights to France, Belgium, Luxembourg, Switzerland, and several domestic and overseas French Territories, subject to certain commercial terms. The Company will retain its intellectual property related to the EasyPark system, and will provide to Parx France the full suite of its parking products, including the EasyPark in vehicle meter device and EasyPark Mobile service.

As to contingent considerations see note 2V.

On Track Innovations Ltd.
and Subsidiaries
Notes to the Consolidated Financial Statements

In thousands, except share and per share data

Note 1 - General (cont'd)

C.	Acquisition of subsidiaries and business operations

1.
In April 2012, the Company completed, through its subsidiary Parx Ltd, the purchase of 100% of the share capital of CPI Communication Ltd. (“CPI”), an Israeli-based company that provides private parking solutions across Israel (hereinafter- "the CPI Transaction"). CPI was purchased in order to expand the Company’s product offering, for a purchase price of $247, comprised of $100 in cash and $147 by issuance of 90,361 warrants to purchase the Company's ordinary shares.

The 90,361 warrants were issued with a par value exercise price and become exercisable in five equal installments over a period of five years.

The acquisition was accounted for as a business combination, using the purchase method of accounting and the Company allocated the purchase price according to the fair value of the tangible and intangible assets acquired and liabilities assumed. Transaction costs were expensed.

As part of the purchase price allocation, the Company recognized a technology intangible asset, at an estimated fair value of $256. The intangible asset is amortized on a straight line basis, over its estimated useful life, which was determined to be eight years.

During the end of 2013 the Company’s management decided to abandon the operations of CPI. This change required an impairment analysis to be performed. As for the impairment of the technology intangible asset, see note 6B.i.

2.
On January 4, 2011 Parx Ltd., the Company’s subsidiary, entered into an assets acquisition agreement with Ganis Systems Ltd. (“Ganis”) for the acquisition of assets and intellectual property (IP). In consideration for this acquisition, the Company paid Ganis $400 in cash and issued to it 130,521 ordinary shares of the Company. The ordinary shares will be subject to lock-up, where 26,760 ordinary shares will be free from lock up seven months after the closing date and additional amounts of 34,587 ordinary shares will be released from lock-up 12, 18 and 24 months after the closing date. If the aggregate value of the shares when released from their lock-up is below a certain amount, the Company was to compensate Ganis. As of December 31, 2012 the Company recorded a liability in the amount of $116 for this matter. The amount was fully paid in February 2013. In addition, under an earn-out agreement, Ganis may be entitled to certain earn-out payments of up to an additional $450 over the next three years, based on reaching certain success criteria determined by the companies. No such earn-out payments were made as of December 31, 2013. Under the terms of the agreement, the chairman of board of the Company (or the board) will be granted an irrevocable proxy to vote the shares that are issued as part of the transaction.

The acquisition was accounted for as a business combination, using the purchase method of accounting and the Company allocated the purchase price according to the fair value of the tangible and intangible assets acquired and liabilities assumed. Transaction costs were expensed.

In connection with the acquisition, the Company recognized three intangible assets: (1) customer relationships, estimated fair value of $102, with an estimated useful life of 11 years, (2) technology, estimated fair value of $43 with an estimated useful life of 14 years, and (3) brand, estimated fair value of $28, with an estimated useful life of 12 years. Amortization was computed on a straight line basis over the estimated useful lives of the respective assets. The Company also recognized goodwill in the estimated amount of $485. Amortization of the goodwill is a recognized expense for tax purposes.

During 2013, due to the Company’s change in its operating segments reporting, the goodwill mandatory annual impairment testing and the current period operating and cash flow losses combined with negative projections regarding Ganis operations, the Company assessed the recoverability of the customer relationships, the brand and the technology acquired. The Company has also performed an assessment under the annual goodwill testing. As for the impairment of these intangible assets and goodwill see note 6A and 6B.i., respectively.

On Track Innovations Ltd.
and Subsidiaries
Notes to the Consolidated Financial Statements

In thousands, except share and per share data

Note 2 – Significant Accounting Policies

The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”).

The significant accounting policies followed in the preparation of the financial statements, applied on a consistent basis, are as follows:

A.	Financial statements in U.S. dollars

Substantially all of the Company’s and certain of its subsidiaries’ revenues are in U.S. dollars. A significant portion of purchases of materials and components and most marketing costs are denominated in U.S. dollars. Therefore, both the functional and reporting currencies of the Company and certain of its subsidiaries are the U.S. dollar.

Transactions and balances denominated in U.S. dollars are presented at their original amounts.

For entities with a U.S. dollar functional currency, transactions and balances in other currencies are remeasured into U.S. dollars in accordance with the principles set forth in ASC Topic 830, Foreign Currency Matters, i.e. at the date the transaction is recognized, each asset, liability, or instance of revenue, expense, gain, or loss arising from the transaction is measured and recorded in the functional currency by use of the exchange rate in effect at that date. When translation using the exchange rates at the dates that the numerous revenues, expenses, gains, and losses are recognized is impractical, an appropriately weighted average exchange rate for the period is used to translate those elements. At each balance sheet date, recorded balances of monetary assets and liabilities that are denominated in a currency other than the functional currency are adjusted to reflect the current exchange rate. Exchange gains and losses from the remeasurement of such items denominated in non U.S. dollar currencies are reflected in the consolidated statements of operations, in ‘financial expenses, net’, as appropriate.

The functional currencies of the remaining subsidiaries are their local currencies. The financial statements of those companies are translated into U.S. dollars using the exchange rate at the balance sheet date for assets and liabilities, and weighted average exchange rates for revenues and expenses (which approximates the translation of each transaction). Translation adjustments resulting from the process of the aforesaid translation are included as a separate component of equity (accumulated other comprehensive gain or loss).

B.	Principles of consolidation

The consolidated financial statements include the financial statements of the Company, its wholly-owned subsidiaries and its majority owned subsidiaries. Intercompany transactions and balances have been eliminated in consolidation.

C.	Estimates and assumptions

The preparation of the consolidated financial statements requires management of the Company to make a number of estimates and assumptions relating to the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the year. Such estimates include the valuation of useful lives of long-lived assets, revenue recognition, valuation of accounts receivable and allowance for doubtful accounts, valuation of inventories and investments, legal contingencies, the assumptions used in the calculation of share based compensation, income taxes and other contingencies. Estimates and assumptions are periodically reviewed by management and the effects of any material revisions are reflected in the period that they are determined to be necessary. Actual results, however, may vary from these estimates.

On Track Innovations Ltd.
and Subsidiaries
Notes to the Consolidated Financial Statements

In thousands, except share and per share data

Note 2 - Significant Accounting Policies (cont'd)

D.	Cash equivalents

Cash equivalents are short-term highly liquid investments and debt instruments that are readily convertible to cash with original maturities of three months or less from the date of purchase.

E.	Short-term investments

The Company accounts for investments in U.S and Israeli treasury securities and in corporate bonds in accordance with ASC Topic 320, Investments – Debt and Equity Securities.

Management determines the appropriate classification of its investments in debt securities at the time of purchase and reevaluates such determinations at each balance sheet date. At December 31, 2012 the Company's investments were classified as available-for-sale and are stated at market value. As of December 31, 2013, the Group does not hold any debt securities.

Unrealized gains and losses, are reported as a separate component of equity (accumulated other comprehensive gain or loss) until realized. Interest income is recognized when earned and included in the consolidated statement of operations in financial income. Realized gains and losses, as well as premium or discount amortization, are included in financial income or expenses.

F.	Trade receivables

Trade receivables are recorded at the invoiced amount and do not bear interest. Collection of trade receivables are included in net cash provided by operating activities in the consolidated statements of cash flows. The consolidated financial statements include an allowance for loss from receivables for which collection is in doubt.  In determining the adequacy of the allowance consideration is given to each trade receivable historical experience, aging of the receivable, adjusted to take into account current market conditions and information available about specific debtors, including their financial condition, the amount of receivables in dispute, current payment patterns, the volume of their operations, and evaluation of the security received from them or their guarantors.

G.	Inventories

Inventories are stated at the lower of cost or market value. Cost is determined by calculating raw materials, work in process and finished products on a "moving average" basis. Inventory write-offs are provided to cover risks arising from slow moving items or technological obsolescence. Such write-offs, which were not material for the reported years, have been included in cost of revenues.

The Company applies ASC Topic 330, Inventory which clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage) requiring that those items be recognized as current-period charges. In addition, the above topic requires that allocation of fixed production overhead costs be based on the normal capacity of the production facilities.

H.	Property, plant and equipment, net

Property, plant and equipment are stated at cost less accumulated depreciation. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets as follows:

Years
Leasehold land (over the terms of the lease, see note 7A(1))	49
Buildings	25
Computers, software and manufacturing equipment	3-5
Office furniture and equipment	5-16
(mainly - 10)

On Track Innovations Ltd.
and Subsidiaries
Notes to the Consolidated Financial Statements

In thousands, except share and per share data

Note 2 - Significant Accounting Policies (cont'd)

I.	Impairment of long-lived assets

Long-lived assets, such as property, plant, and equipment, and purchased intangible assets subject to amortization, are evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If circumstances require a long-lived asset to be tested for possible impairment, the Company first compares undiscounted cash flows expected to be generated by an asset to the carrying value of the asset. If the carrying value of the long-lived asset is not recoverable on an undiscounted cash flow basis, impairment is recognized to the extent that the carrying value exceeds its fair value. Fair value is determined through various valuation techniques including discounted cash flow models, quoted market values and third-party independent appraisals, as considered necessary.

In 2013 the Company recorded an impairment of intangible assets in the amount of $328 (see Note 6B).

No impairment losses were recorded in 2011 and 2012.

J.	Goodwill and purchased intangible assets

Goodwill represents the excess of the aggregate purchase price over the fair value of the net assets acquired in a purchase businesses combination. Goodwill is reviewed for impairment at least annually, as of December every year.

In September 2011, the Financial Accounting Standards Board (“FASB”) issued ASU 2011-08, Testing Goodwill for Impairment, which provides an entity the option to perform a qualitative assessment to determine whether it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount prior to performing the two-step goodwill impairment test. If this is the case, the two-step goodwill impairment test is required. If it is more-likely-than-not that the fair value of a reporting unit is greater than its carrying amount, the two-step goodwill impairment test is not required. The Company adopted this guidance in 2012.

If the two-step goodwill impairment test is required, first, the fair value of the reporting unit is compared with its carrying value (including goodwill). If the fair value of the reporting unit is less than its carrying value, an indication of goodwill impairment exists for the reporting unit and the enterprise must perform step two of the impairment test (measurement).

Under step two, an impairment loss is recognized for any excess of the carrying amount of the reporting unit’s goodwill over the implied fair value of that goodwill. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit in a manner similar to a purchase price allocation. The residual fair value after this allocation is the implied fair value of the reporting unit goodwill. If the fair value of the reporting unit exceeds its carrying value, step two does not need to be performed.

Testing for impairment is to be done at least annually and at other times if events or circumstances arise that indicate that impairment may have occurred. The Company has set its annual impairment testing date at December 31.

In 2013 the Company recorded an impairment of goodwill in the amount of $485, see note 6A.

The Company has concluded there has been no impairment of goodwill as a result of its testing in 2011 and 2012.

Purchased intangible assets are carried at cost, less accumulated amortization. Amortization is computed over the estimated useful lives of the respective assets.

On Track Innovations Ltd.
and Subsidiaries
Notes to the Consolidated Financial Statements

In thousands, except share and per share data

Note 2 - Significant Accounting Policies (cont'd)

K.	Revenue recognition

The Group generates revenues from product sales, licensing and transaction fees. Revenues are also generated from non-recurring engineering, customer services and technical support.

Revenues from product sales and non-recurring engineering are recognized when delivery has occurred provided there is persuasive evidence of an agreement, the fee is fixed or determinable, collection of the related receivable is probable and no further obligations exist. In the case of non-recurring engineering, revenue is recognized upon completion of testing and approval of the customization of the product by the customer, provided that no further obligation exists. Revenues are recognized net of value added tax.

License and transaction fees are recognized as earned based on actual usage. Usage is determined by receiving confirmation from the users.

Revenues relating to customer services and technical support are recognized as the services are rendered ratably over the term of the related contract.

In arrangements that contain multiple elements, the Company implements the guidelines set forth in ASU 2009-13. Such multiple element arrangements may include providing an IT solution, selling products (such as smart cards) and rendering customer services. Accordingly, the overall arrangement fee is allocated to each element (both delivered and undelivered items) based on their relative selling prices, evidenced by vendor specific objective evidence of selling price ("VSOE") or third party evidence of selling price ("TPE"). In the absence of VSOE and TPE for one or more delivered or undelivered elements in a multiple-element arrangement, the Company is required to estimate the selling prices of those elements. Such estimated selling price has been determined using a cost plus margin approach. Since the cost for each element in such arrangements is reliably estimable, the estimated selling price was calculated by multiplying the costs by an average gross margin applicable to each element. Once the standalone selling price for each element was determined, the consideration allocated to each element was recognized as revenues upon meeting the required criteria as described above.

In revenue arrangements that include software components, the Company implements the guidelines set forth in ASU 2009-14. Accordingly, software revenue recognition is not applied for tangible products that contain both software and non-software components that function together to deliver the tangible product’s essential functionality.

The Company has applied the guidance described above for certain arrangements which include providing IT Solution, selling products and customer services. The total arrangement consideration is allocated proportionally to the separate deliverables in the arrangement using the estimated selling price for each component. The Company recognizes revenues from sale of its IT Solution and from certain long-term contract in accordance with ASC Topic 605-35, "Construction-Type and Production-Type Contracts" (“ASC 605-35”).

Pursuant to ASC 605-35, revenues from these contracts are recognized under the percentage of completion method.  The Company measures the percentage of completion based on output or input criteria, as applicable to each contract. For the reported years, the Company used in all of its projects output measures with respect to measuring the progress of completion. These measures are based on completion of milestones (i.e., contract milestones as stated in the agreement such as the delivery, installation or shipments of various deliverables) and the amount of operational sites (i.e., progress is measured as a percentage of the sites that are already operational, out of the total sites that are required to be operational under the agreement).

Following the SmartID Division Divesture, revenues from such contracts are included in “net income (loss) from discontinued operations”.

On Track Innovations Ltd.
and Subsidiaries
Notes to the Consolidated Financial Statements

In thousands, except share and per share data

Note 2 - Significant Accounting Policies (cont'd)

K.	Revenue recognition (cont'd)

Provisions for estimated losses on uncompleted contracts are made during the period in which such losses are first identified, in the amount of the estimated loss on the entire contract. As of December 31, 2013, no such estimated losses were identified.

Revenues and costs recognized pursuant to ASC 605-35 on contracts in progress are subject to management estimates.  Actual results could differ from these estimates.

Licensing and transaction fees are recognized based on the volume of transactions or monthly licensing fees from systems that contain the Company’s products and usually bear no cost to the Company.

The cost to the Company of warranting that the product will perform according to certain specifications and that the Company will repair or replace the product if it ceases to work properly, is insignificant and is treated according to accounting guidance for contingencies.

L.	Research and development costs

Research and development costs, which consist mainly of labor costs, materials and subcontractors, are charged to operations as incurred.

M.	Stock-based compensation

Employees

The Company measures and recognizes compensation expense for all share-based payment awards made to employees and directors based on estimated grant date fair values. The estimated fair value of awards is charged to income on a straight-line basis over the requisite service period, which is generally the vesting period.

ASC Topic 718, Compensation – Stock Compensation, requires estimating the fair value of share based payments awards on the date of the grant using an option pricing model. The Company uses the Black-Scholes option pricing model.

The Company elected to recognize compensation cost for awards with only service conditions that have a graded vesting schedule using the straight-line method.

Non-Employees

The Company uses an option valuation model to measure the fair value of these options at the grant date and at each subsequent reported period until the exercise date is reached. During 2013 no options were granted. During 2012 all options were granted with a par value exercise price and during 2011 most of the options were granted with a par value exercise price. Due to the par value nominal amount of NIS 0.1, the fair value of these options was estimated to be almost equal to the Company’s market share price at the grant date.

N.	Basic and diluted net loss per share

Basic and diluted net loss per ordinary share is computed based on the weighted average number of ordinary shares outstanding during each year. Shares issuable for little or no cash consideration, are considered outstanding ordinary shares and included in the computation of basic net loss per ordinary share as of the date that all necessary conditions have been satisfied.

Outstanding stock options and warrants in the amounts of 2,066,730, 2,230,730 and 2,499,475 for December 31, 2013, 2012 and 2011, respectively, have been excluded from the calculation of the diluted net loss per ordinary share because all such securities have an anti-dilutive effect for all periods presented.

On Track Innovations Ltd.
and Subsidiaries
Notes to the Consolidated Financial Statements

In thousands, except share and per share data

Note 2 - Significant Accounting Policies (cont'd)

O.	Fair value of financial instruments

The Company's financial instruments consist mainly of cash and cash equivalents, short-term interest bearing investments, accounts receivable, restricted deposits for employee benefits, accounts payable and short-term and long-term loans.

Fair value for the measurement of financial assets and liabilities is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. The Company utilizes a valuation hierarchy for disclosure of the inputs for fair value measurement. This hierarchy prioritizes the inputs into three broad levels as follows:

•	Level 1 Inputs: Unadjusted quoted prices in active markets for identical assets or liabilities accessible to the reporting entity at the measurement date.

•
Level 2 Inputs: Other than quoted prices included in Level 1 inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the asset or liability.

•
Level 3 Inputs: Unobservable inputs for the asset or liability used to measure fair value to the extent that observable inputs are not available, thereby allowing for situations in which there is little, if any, market activity for the asset or liability at measurement date.

By distinguishing between inputs that are observable in the market place, and therefore more objective, and those that are unobservable and therefore more subjective, the hierarchy is designed to indicate the relative reliability of the fair value measurements. A financial asset or liability's classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement.

The Company, in estimating fair value for financial instruments, used the following methods and assumptions:

The carrying amounts of cash and cash equivalents, trade receivables, short-term bank credit and trade payables are equivalent to, or approximate their fair value due to the short-term maturity of these instruments.

The fair value of the investment securities is based on quoted market prices and thus is based on  level 1 inputs.

The fair value of the liability in respect of the contingent consideration included in business combinations (see note 1B(2)) is based on discounted future expected sales and thus is based on level 3 inputs. The liability was determined to be insignificant.

The carrying amounts of variable interest rate long-term loans are equivalent or approximate to their fair value as they bear interest at approximate market rates. At December 31, 2013, fair value of bank loans with fixed interest rates did not differ materially from the carrying amount.

On Track Innovations Ltd.
and Subsidiaries
Notes to the Consolidated Financial Statements

In thousands, except share and per share data

Note 2 - Significant Accounting Policies (cont'd)

P.	Income tax

The Company accounts for taxes on income in accordance with ASC Topic 740, Income Taxes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the consolidated statement of operations in the period that includes the enactment date. The Company provides a valuation allowance to reduce deferred tax assets to the amount that is more likely than not to be realized.

The Company applies the guidelines of ASC Subtopic 740-10 regarding uncertainty in income taxes (previously known as “FIN 48”), which clarify the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements (“ASC 740-10”). ASC 740-10 prescribes a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. ASC 740-10 also provides guidance on derecognition of tax positions, classification on the balance sheet, interest and penalties, accounting in interim periods, disclosure, and transition. ASC 740-10 requires significant judgment in determining what constitutes an individual tax position as well as assessing the outcome of each tax position.

The Company accounts for interest and penalties related to unrecognized tax benefits as a component of income tax expense.

Q.	Non-controlling Interest

The Company implements ASC Topic 810- Consolidation, which requires net loss attributable to non-controlling interests to be classified in the consolidated statements of operations as part of consolidated net earnings ( $103, $168 and $168,  for the years ended December 31, 2013, 2012 and 2011, respectively) and to include the accumulated amount of non-controlling interests in the consolidated balance sheets as part of equity ($545 and $459 at December 31, 2013 and December 31, 2012, respectively). If a change in ownership of a consolidated subsidiary results in loss of control and deconsolidation, any retained ownership interests are remeasured with the gain or loss reported in net earnings.

R.	Severance pay

The Company’s liability for severance pay for some of its Israeli employees is calculated pursuant to Israeli severance pay law based on the most recent salary of the employee multiplied by the number of years of employment, as of the balance sheet date. Those employees are entitled to one month’s salary for each year of employment or a portion thereof. Certain senior executives were entitled to receive additional severance pay. During 2013 the employment of most of such senior executives was terminated and related severance pay liability was settled.

The Company records the liability as if it were payable at each balance sheet date on an undiscounted basis. The liability is classified based on the expected date of settlement, and therefore is usually classified as a long-term liability, unless the termination of the employees is expected during the upcoming year.

On Track Innovations Ltd.
and Subsidiaries
Notes to the Consolidated Financial Statements

In thousands, except share and per share data

Note 2 - Significant Accounting Policies (cont'd)

R.	Severance pay (cont'd)

The Company’s liability for those Israeli employees is partially provided for by monthly deposits for insurance policies and the remainder by an accrual. The value of these policies is recorded as an asset in the Company’s balance sheet.

The deposited funds include profits and losses accumulated up to the balance sheet date. The deposited funds may be withdrawn only upon the fulfillment of the obligation pursuant to Israeli Severance Pay Law or labor agreements. The value of the deposited funds is based on the cash redemption value of these policies. In addition, during 2012 the Company deposited certain amounts with a trustee, to compensate for any severance pay liability that is not covered by other funds. These deposits are restricted and may be withdrawn only for payment of severance pay liabilities. The severance pay funds and the restricted deposits for employee benefits are classified based on the classification of the corresponding liability.

In respect of other Israeli employees, the Company obtained approval from the Israeli Ministry of Labor and Welfare, pursuant to the terms of Section 14 of the Israeli Severance Pay Law, 1963, according to which the current deposits in the pension fund and/or with the insurance company exempt the Company from any additional obligation to these employees for whom the said depository payments are made. These deposits are accounted as defined contribution payments.

Severance pay expenses for the years ended December 31, 2013, 2012 and 2011 amounted to approximately $609, $1,630 and $1,189, respectively. Defined contribution plan expenses were $415, $412 and $445 in the years ended December 31, 2013, 2012 and 2011, respectively.

S.	Advertising expenses

Advertising expenses are charged to the statements of operations as incurred. Advertising expenses for the years ended December 31, 2013, 2012 and 2011 amounted to approximately 1,503$, $1,550 and $1,487, respectively.

T.	Concentrations of credit risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash equivalents, bank deposits, U.S and Israeli treasury securities, corporate bonds and trade receivables.

Cash equivalents are invested mainly in U.S. dollars with major banks in Israel and Europe. Management believes that the financial institutions that hold the Group’s investments are financially sound and, accordingly, minimal credit risk exists with respect to these investments.

Most of the Company’s trade receivables are derived from sales to large and financially secure organizations. In determining the adequacy of the allowance, management bases its opinion, inter alia, on the estimated risks, current market conditions, in reliance on available information with respect to the debtor's financial position.  As for major customers, see Note 17.

The activity in the allowance for doubtful accounts for the years ended December 31, 2013, 2012 and 2011 is as follows:

	2013	2012	2011
Allowance for doubtful accounts at beginning of year	$431	$233	$2,832
Additions charged to allowance for doubtful accounts	220	319	90
Write-downs charged against the allowance	(41)	(127)	(2,688)
Currency translation differences	-	6	(1)

Allowance for doubtful accounts at end of year	$610	$431	$233

On Track Innovations Ltd.
and Subsidiaries
Notes to the Consolidated Financial Statements

In thousands, except share and per share data

Note 2 - Significant Accounting Policies (cont'd)

U.	Commitments and contingencies

Liabilities for loss contingencies arising from claims, assessments, litigations, fines and penalties and other sources are recognized when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated.

V.	Business divestures

As described in Note 1B, the Company has sold certain operations during 2013. Upon reaching a definitive agreement with an acquirer, the Company recognizes the consideration received from the divesture, less all assets and liabilities sold, as a gain or loss.

Discontinued operations

Upon divesture of a business, the Company classifies such business as a discontinued operation, if the divested business meets the following criteria:

(i)
The business qualifies as a component of an entity, as it comprises operations and cash flows that can be clearly distinguished, operationally and for financial reporting purposes, from the rest of the Company.

(ii)	Both of the following conditions are met or expected to be met within one year:

1)	The operations and cash flows of the business have been or will be eliminated from the ongoing operations of the entity in the disposal transaction;

2)
The Company will not have any significant continuing involvement in the operations of the component after the disposal transaction. The eligibility to receive contingent consideration from future sales of the divested business does not necessarily indicate that there is continuing involvement in the operations of the business.

For disposals other than by sale such as abandonment, the results of operations of a business would not be recorded as a discontinued operation until the period in which the business is actually abandoned.

The Company has concluded that at December 31, 2013, the SmartID Division Divesture and the German Subsidiary Divesture qualify as discontinued operations and therefore have been presented as such. The sale of PARX France (see note 1B(2)) does not qualify as a discontinued operation as the Company has significant involvement after the disposal transaction.

Assets and liabilities of discontinued operations that have not yet been actually sold are presented on the balance sheet in one line item. Assets and liabilities of such discontinued operations are not offset and are presented as such only for the current year balance sheet.

The results of businesses that have qualified at December 31, 2013 as discontinued operations have been presented as such for all reporting periods. Results of discontinued operations include all revenues and expenses directly derived from such businesses; general corporate overhead is not allocated to discontinued operations.

Any loss or gain that arose from the divesture of a business that qualifies as discontinued operations has been included within the results of the discontinued operations.

The Company also presents cash flows from discontinued operations separately from cash flows of continuing operations.

Contingent consideration

The Company’s sale arrangements consist of contingent consideration based on the divested businesses future sales or profits. The Company records the contingent consideration portion of the arrangement when the consideration is determined to be realizable.

On Track Innovations Ltd.
and Subsidiaries
Notes to the Consolidated Financial Statements

In thousands, except share and per share data

Note 2 - Significant Accounting Policies (cont'd)

W.	Recent accounting pronouncements

In February 2013, the FASB issued ASU No. 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income.  ASU 2013-02 requires an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component.  In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated comprehensive income by the respective line items of net income but only if the amount reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period.  For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required under U.S. GAAP that provide additional detail about those amounts.  ASU 2013-02 does not change the requirements for reporting net income or other comprehensive income in financial statements.  The new standard is effective for reporting periods beginning after December 15, 2013.  The Company will implement the provisions of ASU 2013-02 as of January 1, 2014. The implementation is not expected to have a material effect on the Company consolidated financial statements.

In July 2013, the FASB issued ASU 2013-11, Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists.  ASU 2013-11 requires an unrecognized tax benefit, or a portion of an unrecognized tax benefit, to be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward.  ASU 2013-11 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2014.  The new standard is to be applied prospectively but retrospective application is permitted.  The Company will implement the provisions of ASU 2013-11 as of January 1, 2015, and the implementation is not expected to have a material effect on the Company consolidated financial statements.

On Track Innovations Ltd.
and Subsidiaries
Notes to the Consolidated Financial Statements

In thousands, except share and per share data

Note 3 – Short term investments:

A.	Consist of:

	December 31
	2013	2012
Investment securities	$-	$1,013
Short-term bank deposits *	2,601	7,699

	$2,601	$8,712

*See Note 10C as to restrictions on certain deposits.

B.	Investment securities

As of December 31, 2013 no investment securities were held by the Company.

The carrying amount, gross unrealized holding gains and losses, and fair value of available-for-sale debt securities by major security type and class of security at December 31, 2012 were as follows:

		Gross	Gross
		unrealized	unrealized
	Aggregate	holding	holding	Aggregate
	cost basis	gains	(losses)	fair value
At December 31, 2012:
Israeli treasury	669	22	(9)	682
Corporate bonds	308	23	(-)	331
	977	45	(9)	1,013

The Company concluded that the securities in unrealized loss position held at December 31, 2012 were not considered other-than-temporarily impaired, since it believed it is more-likely-than-not that it would not be required to sell the investment before recovery of its amortized cost basis. The Company had not identified securities for which it did not expect to receive future cash flows sufficient to recover the entire amortized cost basis of the security.

During 2013, the Company received proceeds of $1,123 upon sale of investment securities, net of realized gains of $17 recorded in finance income.

During 2012, the Company received proceeds of $6,518 upon sale of investment securities, net of realized gains of $134 recorded in finance income.

On Track Innovations Ltd.
and Subsidiaries
Notes to the Consolidated Financial Statements

In thousands, except share and per share data

Note 4 - Other Receivables and Prepaid Expenses

	December 31
	2013	2012
Government institutions	309	$1,054
Prepaid expenses	818	563
Short term severance pay deposits	-	574
Receivables under contractual obligations to be transferred to others *	1,288	2,377
Receivables related to the Smart ID Division Divestiture	1,572	-
Other receivables	645	781

	$4,632	$5,349

*	The Company’s subsidiary in Poland is required to collect certain fees that are to be transferred to local authorities.

Note 5 - Inventories

	December 31
	2013	2012
Raw materials	$775	$2,994
Work in progress	665	1,777
Finished products	2,037	2,278

	$3,477	$7,049

Note 6 - Goodwill and Intangible Assets, Net

A.	Goodwill

	December 31
	2013	2012
Balance as of January 1	$485	$485
Impairment of Goodwill	(485)	-

Balance as of December 31	$-	$485

Following the change in the Company’s operational structure as well as the change to its segment reporting and the reporting units in 2013 (see note 16), the goodwill resulted from Ganis acquisition has been fully allocated to the Ganis reporting unit. As a result, the Company determined the fair value of Ganis and concluded that goodwill had been impaired and therefore wrote-off the full amount of the goodwill. Impairment for goodwill amounted to $485 for the year ended December 31, 2013.

On Track Innovations Ltd.
and Subsidiaries
Notes to the Consolidated Financial Statements

In thousands, except share and per share data

Note 6 - Goodwill and Intangible Assets, Net (cont’d)

B.	Intangible assets, net

	December 31
	2013	2012
Cost
Technology	$1,188	$1,938
Brand	607	607
Know-how	452	452
Customer contracts and relationships	4,065	6,243

Total cost	6,312	9,240

Accumulated amortization and impairments
Technology	$1,188	1,710
Brand	607	586
Know-how	452	452
Customer contracts and relationships	4,065	5,836
Total Accumulated amortization	6,312	8,584

	$-	$656

i.	Impairment of intangible assets, which have been recorded following the acquisitions of Ganis and CPI, has been recorded in the amount of $328 for the year ended December 31, 2013.

ii.	Amortization expense amounted to $81, $99 and $122 for the years ended December 31, 2013, 2012 and 2011 respectively.

iii.	Intangible assets in the amount of $248 were sold during 2013 as part of the sale of PARX France, see note 1B(2).

Amortization expenses of intangible assets are recorded in the statement of operations as incurred.

On Track Innovations Ltd.
and Subsidiaries
Notes to the Consolidated Financial Statements

In thousands, except share and per share data

Note 7 - Property, Plant and Equipment, Net

A.	Consist of:

	December 31
	2013	2012
Cost
Land	$-	$461
Leasehold land (1)	272	272
Buildings on leasehold land (1)	4,339	4,356
Buildings	1,160	5,309
Computers, software and manufacturing equipment	15,311	14,444
Office furniture and equipment	817	1,958
Motor vehicles	393	570

Total cost	22,292	27,370

Total accumulated depreciation	12,455	14,296

Net book value	$9,837	$13,074

(1)
The leasehold land consists of two plots owned by the Israel Lands Administration.  Rights to leasehold land on the first plot extend over the original period of 49 years ending in the year 2041 with an option to extend for an additional 49 years, and on the second plot for a period of 49 years, which will end in the year 2047 with an option to extend for a further 49 years.  The amount includes payments on account of land development and payments of the capitalization of leasing payments.  The rent for the initial 49-year term of each of these leases was prepaid in its entirety at the beginning of the lease terms as is customary in Israel for leases of property for industrial purposes from the Israel Lands Authority.

B.	As to liens - See Note 10C.

C.	Depreciation expenses amounted to $1,135, $1,099 and $1,124 for the years ended December 31, 2013, 2012 and 2011, respectively.

Note 8 - Other Current Liabilities

	December 31	December 31
	2013	2012
Employees and related expenses	$2,116	$1,590
Provision for termination of employees(*)	-	4,852
Accrued expenses	1,541	2,305
Customer advances	877	1,693
Government institutions related to the Smart ID Division Divesture	1,572	-
Other current liabilities	193	531

	$6,299	$10,971

(*) see note 10A(3).

On Track Innovations Ltd.
and Subsidiaries
Notes to the Consolidated Financial Statements

In thousands, except share and per share data

Note 9 - Bank Loans

A.	Composition of long-term loans:

	December 31	December 31
	2013	2012
Long-term loans	$4,216	$4,389
Less - current maturities	874	2,165

	$3,342	$2,224

As of December 31, 2013, the bank loans are denominated in the following currencies: U.S. dollars ($538; matures in the years 2014 - 2019), New Israeli Shekel ($848; matures in the years 2014-2019) South African Rand ($1,051; matures in the years 2014 - 2023) and Polish Zloty ($1,779; matures in 2014-2017). As of December 31, 2013 these loans bear interest at rates ranging from 3.6%-8.5% (mainly 5%) per annum.

B.	Repayment dates of long-term loans subsequent to December 31, 2013:

2014	$874
2015	957
2016	855
2017	513
2018	323
Thereafter	694

$4,216

C.	Composition of short-term loans, bank credit and current maturities of long-term loans:

	December 31		December 31
	2013	2012	2013	2012
	%	%
	Interest rate
In NIS	6.49	5.09	$993	$2,081
In USD	4.72	4.13	1,010	2,014
In Euro	-	5.50	-	1,108
In Polish Zloty	3.59	-	965	-
			2,968	5,203
Current maturities of long-term loans			874	2,165

			$3,842	$7,368

The weighted average interest rate of the short-term bank credit for the years ended December 31, 2013 and 2012 were 4.94% and 4.80%, respectively.

D.	Liens for short-term and long-term borrowings - see Note 10C.

E.	As of December 31, 2013, the Group has authorized and used credit lines of approximately $3,268 and $2,968, respectively.

F.
Agreements that were made with banks, in order to secure bank services and obtain bank credit and loans, include financial covenants and restrictive covenants. Under the covenants definitions, the Company is obligated to meet at least one of the following: (i) annual revenues of $15 million; (ii) operating profit; (iii) cash balances of $6 million; and equity at a level of 30% of the total assets.  As of the balance sheet date the Company is in compliance with all of its covenants.

On Track Innovations Ltd.
and Subsidiaries
Notes to the Consolidated Financial Statements

In thousands, except share and per share data

Note 10 - Commitments and Contingencies

A.	Commitments and Contingencies:

1.
The Company and its Israeli subsidiary, EasyPark, have entered into several research and development agreements, pursuant to which the Company and EasyPark received grants from the Government of Israel, and are therefore obligated to pay royalties to the Government of Israel at a rate of 3.5% of its sales up to the amounts granted (linked to the U.S. dollar with annual interest at LIBOR as of the date of approval, for programs approved from January 1, 1999 and thereafter).  The total amount of grants received until December 31, 2013, net of royalties paid, was approximately $3,790 (including accrued interest). No grants from the Government of Israel were received during the three-year period ended December 31, 2013.

Royalties paid or accrued amounted to $325, $375 and $512 for the years ended December 31, 2013, 2012 and 2011, respectively, and were charged to cost of revenues.

2.
The Company entered into a long term supply agreement with SMARTRAC under which SMARTRAC became the Company’s exclusive supplier for wire-embedded and dual  Interface inlays, according to its needs, and its supplier for other products at defined terms and prices.

3.
On March 16, 2012, the Company’s shareholders approved the extension of the Company’s employment agreement with Mr. Oded Bashan, the Company’s former Chairman and Chief Executive Officer, until December 31, 2015. Mr. Oded Bashan's agreement shall be automatically extended or terminated by either party upon a six months' notice, where if either party terminates the employment prior to December 31, 2015, the Company shall be obligated to continue paying Mr. Oded Bashan contract benefits for the full term of the agreement. On December 23, 2012 Mr. Oded Bashan notified the Company of his impending resignation. Mr. Oded Bashan is no longer providing essential services to the Company. Consequently, the Company recorded in its 2012 statement of operations a provision based on the employment agreement in the amount of $2,272.

The employment agreement with Mr. Ohad Bashan, the Company’s former President,  was amended by the Company’s  board of directors on May 24, 2012 and was extended until December 31, 2016. Mr. Ohad Bashan's agreement shall be automatically extended or terminated by either party upon a six months' notice, where if either party terminates the employment prior to December 31, 2016, the Company shall be obligated to continue paying Mr. Ohad Bashan contract benefits for the full term of the agreement. On December 23, 2012 Mr. Ohad Bashan notified the Company of his impending resignation. Mr. Ohad Bashan is no longer providing services to the Company. Consequently, the Company recorded in its 2012 statement of operations a provision based on the employment agreement in the amount of $2,447.

The above amounts were in addition to $2,854 net severance pay provisions the Company had recorded over the employment years through December 31, 2012.

On Track Innovations Ltd.
and Subsidiaries
Notes to the Consolidated Financial Statements

In thousands, except share and per share data

Note 10 - Commitments and Contingencies (cont’d)

A.	Commitments and Contingencies: (cont’d)

On July 12, 2013 the Company signed settlement agreement with Messrs. Oded Bashan and Ohad Bashan with respect to their termination of employment with the Company and its subsidiaries. Based on the agreements, besides the release of existing severance payments funds, the Company paid to Messrs. Oded Bashan and Ohad Bashan approximately $2,500 for the employment term and the termination thereof. These amounts were paid out of funds that were deposited in an escrow account already recorded as short term restricted deposit for employees’ benefits in the Company's financial statements for the year 2012. The agreements further provide a mutual release from all claims between the Company and Messrs. Oded Bashan and Ohad Bashan in connection with their employment with the Company, termination thereof, and any position they held with the Company. Consequently to the execution of the agreements mentioned above, the Company recorded income of $4,503 in its statement of operations, among “other operating income, net”.

B.	Leases

The Group operates from leased facilities in the United States, Israel, Poland and South Africa, leased for periods expiring in years 2014 through 2018.

Minimum future rentals of premises under non-cancelable operating lease agreements at rates in effect as of December 31, 2013 are as follows:

2014	$279
2015	220
2016	191
2017	175
2018	175

$1,040

Rent expenses amounted to $425, $455 and $491 for the years ended December 31, 2013, 2012 and 2011, respectively.

C.	Liens

The Company and certain subsidiaries have recorded floating charges on all of its tangible assets in favor of banks.

The Company's and certain subsidiaries' manufacturing facilities and certain equipment have been pledged as security in respect of a loan received from a bank.

The Company's short term deposits in the amount of $2,381 have been pledged as security in respect of guarantees granted to third parties, loans and credit lines received from a bank. Such deposits cannot be pledged to others or withdrawn without the consent of the bank.

D.	Guarantees

As of December 31, 2013, the Company granted guarantees to third parties including performance guarantees and guarantees to secure customer advances in the sum of $1,497.
The expiration dates of the guarantees range from February 2014 to May 2016.

On Track Innovations Ltd.
and Subsidiaries
Notes to the Consolidated Financial Statements

In thousands, except share and per share data

Note 10 - Commitments and Contingencies (cont’d)

E.	Legal claims

On January 27, 2013, a former employee of the Company (in this paragraph, the "Plaintiff"), filed a law suit against the Company in the District Labor Court in Tel Aviv (the “Court”) in the amount of NIS 1,400 (approximately $375). The plaintiff alleges that the Company breached the employment agreement with him, and that the Company owes him commission payment for certain sales. On March 2, 2014, subsequent balance sheet date, the parties filed a settlement agreement to the Court according to which the parties release each other from their respective claims and counter claims, which was approved by the Court on March 4, 2014.

On October 3, 2013 the Company received from the Commercial Court of Paris, France (in this paragraph, the “Court”) notification that a French company named SMJ PARK’IN SARL (in this paragraph the “Plaintiff”) submitted on June 2013 a monetary claim against the Company and its French subsidiary, Parx France (in this paragraph the “Defendants”), alleging, among others, the Defendants entered on mid 2008 into an agreement with the Plaintiff granting it the exclusive marketing rights to distribute and operate the Defendants PIAF Parking System in Paris and ILE the France, and that the Defendants fail to fulfill its undertakings under such alleged agreement, by marketing its products by themselves or others causing the Plaintiff losses that it requires compensation for in its lawsuit. The total claim amount made by Plaintiff under this action is approximately €1.5 Million (approximately $2 million). The Company rejects all Plaintiffs allegations and claims, including, the alleged agreement and the then exclusive right of the Plaintiff to distribute Company’s products, which were only in the relevant time on negotiation. Following a preliminary hearing held by the Court on December 2013, the Defendants are expected to submit its detailed defense to the Court by end of April 2014. Based on the advice of counsel, management believes that the Company had no  material obligation to the Plaintiff. Accordingly, no provision has been made in the Company’s financial statements for the claim.

Note 11 - Equity

A.	Share capital

1.
On January 12, 2009, the Company’s Board of Directors approved the adoption of a Shareholders Rights Plan, as amended on January 11, 2012 and on January 9, 2014. Pursuant to the terms of the Plan, each Ordinary Share of the Company shall give its holder one Right, as detailed thereto. Each such Right will become exercisable only after a person or a “Group” become an “Acquiring Person”, by obtaining beneficial ownership of, or by commencing a tender or exchange offer for, 15% or more of the Company’s Ordinary Shares (the Board of Directors may reduce this percentage, but to not less than 10%), unless our Board of Directors approves such “Acquiring Person” or redeems the rights. Each Right, once it becomes exercisable, will generally entitle its holder, other than the “Acquiring Person”, to purchase from the Company either 0.4, half (1/2), one, two or three Ordinary Shares, as shall be determined by the Board of Directors,  at par value.

2.
On February 8, 2011 the Company closed a firm commitment underwritten public offering of 6,000,000 ordinary shares, including shares issued pursuant to the underwriters over-allotment option, at a public offering price of $3.00 per share. The proceeds to the Company, net of issuance costs, were approximately $16,619.

3.	As to shares issued as part of business combinations, see Note 1B.

On Track Innovations Ltd.
and Subsidiaries
Notes to the Consolidated Financial Statements

In thousands, except share and per share data

Note 11 - Equity (cont’d)

B.	Options to non-employees

The Company issued options to non-employees as follows:

1.
In 2012, the Company issued 130,500 par value options and shares to non-employees with respect to services rendered.  The aggregate fair value of the options was $181, based on the share market price as of day of grant.

2.
In 2011, the Company issued 622,000 par value options and shares to non-employees with respect to services rendered.  The aggregate fair value of the options was $1,167, based on the share market price as of day of grant.

The fair value of each option granted to non employees during 2011 for which the exercise price was greater than par value (see note 2M), was estimated on the date of grant, using the Black-Scholes model using the following assumptions:

1.	Dividend yield of zero percent.

2.	Risk-free interest rate of 1.01%.

3.	Estimated expected lives of 2.5-5 years.

4.	Expected average volatility of 77% which represent a weighted average standard deviation rate for the price of the Company's Ordinary Shares in the NASDAQ Global Market.

C.	Stock option plans

In February 2001, the Company’s Board of Directors approved an additional option plan, under which up to 75,000 share options are to be granted to the Company’s employees, directors and consultants and those of the Company’s subsidiaries and affiliates.

During the years 2002 to 2010, the Company's Board of Directors approved an increase of 12,125,000 shares options to be reserved under the Company’s share option plan.

On November 30, 2011, the Company's Board of Directors approved a further increase of 1,000,000 options to be reserved under the Company’s share option plan.

On October 22, 2013, the Company's Board of Directors approved a further increase of 2,500,000 options to be reserved under the Company’s share option plan.

The vesting period for the options ranges from immediate vesting to ratable vesting over a four- year period.  The exercise price of options under the plan is at varying prices. Those options expire up to five years after the date of the grant. Any options which are forfeited or cancelled before expiration become available for future grants.

During 2011 and 2012 some of the options were granted with a par value exercise price. Due to the par value nominal amount of NIS 0.1, the fair value of these options was estimated to be equal to the Company’s share’s market price at the grant date.

The fair value of each option granted to employees during 2013, 2012 and 2011, for which the exercise price was greater than par value, was estimated on the date of grant, using the Black-Scholes model and the following assumptions:

1.	Dividend yield of zero percent for all periods.

2.	Risk-free interest rate of 0.57%-1.02%, 0.76% and 1.01% for, 2013, 2012 and 2011, respectively, based on U.S. Treasury yield curve in effect at the time of grant.

3.	Estimated expected lives of 2.5-5 years for all periods.

4.
Expected average volatility of 59%-70%, 73% and 77% for 2013, 2012 and 2011, respectively, which represent a weighted average standard deviation rate for the price of the Company's Ordinary Shares in the NASDAQ Global Market.

On Track Innovations Ltd.
and Subsidiaries
Notes to the Consolidated Financial Statements

In thousands, except share and per share data

Note 11 - Equity (cont’d)

C.	Stock option plans (cont’d)

The Company’s options activity (including options to non-employees) and options outstanding and options exercisable as of December 31, 2011, 2012 and 2013 are summarized in the following table:

	Number of	Weighted
	options	average exercise
	outstanding	price per share
Outstanding – January 1, 2011	2,527,030	1.16
Options granted	1,663,000	1.04
Options cancelled or forfeited	(235,643)	1.55
Options exercised	(799,230)	0.26
Outstanding – December 31, 2011	3,155,157	1.22
Options granted	650,500	0.72
Options cancelled or forfeited	(768,291)	1.94
Options exercised	(624,250)	0.03
Outstanding – December 31, 2012	2,413,116	1.16

Options granted	831,000	1.76
Options cancelled or forfeited	(193,000)	1.34
Options exercised	(1,261,500)	0.84
Outstanding – December 31, 2013	1,789,616	1.65

Exercisable as of:
December 31, 2011	1,749,990	$0.84
December 31, 2012	1,690,616	$1.03
December 31, 2013	800,616	$1.53

The weighted average fair value of options granted during 2013 is $1.26 per option.

The aggregate intrinsic value of outstanding options at December 31, 2013 is approximately $2,774. The aggregate intrinsic value of exercisable options at December 31, 2013 is approximately $1,391.

The following table summarizes information about options outstanding and exercisable (including options to non-employees) as of December 31, 2013:

	Options outstanding			Options Exercisable
	Number	Weighted		Number	Weighted
	outstanding	average	Weighted	Outstanding	average	Weighted
	as of	remaining	Average	As of	remaining	Average
Range of	December 31,	contractual	Exercise	December 31,	contractual	Exercise
exercise price	2013	life (years)	Price	2013	life (years)	Price
$ 0.03	94,116	2.05	$0.03	94,116	2.05	$0.03
0.90	313,000	4.58	0.90	147,000	4.19	0.90
1.08-1.42	275,000	2.65	1.13	124,500	2.27	1.12
1.46	245,000	4.55	1.46	-	-	-
1.67-2.08	216,000	2.85	1.69	133,500	2.76	1.67
2.24-2.58	396,500	4.67	2.42	301,500	1.51	2.42
3.18-3.23	250,000	4.96	3.21	-	-	-
	1,789,616	3.35		800,616	2.39

On Track Innovations Ltd.
and Subsidiaries
Notes to the Consolidated Financial Statements

In thousands, except share and per share data

Note 11 - Equity (cont'd)

C.	Stock option plans (cont’d)

The total grant date intrinsic value of options exercised during the years ended December 31, 2013, 2012 and 2011, was approximately $1,357, $1,568 and $2,014, respectively. The total exercise date intrinsic value of options exercised during the years ended December 31, 2013, 2012 and 2011, was approximately $1,199, $798 and $1,700, respectively.

As of December 31, 2013, there was approximately $1,207 of total unrecognized compensation cost related to non-vested share based compensation arrangements. That cost is expected to be recognized over a weighted-average period of 2 years. The total fair value of shares vested during the year ended December 31, 2013 was approximately $455.

During 2013, 2012 and 2011, the Company recorded share-based compensation expenses in the amount of $364, $951 and $1,933, respectively, in accordance with ASC 718.

D.	Warrants

1.
During 2012 the Company issued 90,361 warrants with a par value exercise price and shell vest in five equal installments over a vesting period of five years, as part of acquisition of business operations as described in note 1C(1).

2.
The number of warrants issued by the Company during the year ended December 31, 2011, as part of its offering of shares described in note 11A(2), were 260,869, with a per share exercise price of $3.75.

The following table summarizes information about warrants outstanding and exercisable as of December 31, 2013:

	Warrants outstanding			Warrants Exercisable
	Number	Weighted		Number	Weighted
	outstanding	average	Weighted	Outstanding	average	Weighted
	as of	remaining	Average	As of	remaining	Average
Range of	December 31,	contractual	Exercise	December 31,	contractual	Exercise
exercise price	2013	life (years)	Price	2013	life (years)	Price
$ 0.03	110,861	3.1	$0.03	38,572	2.77	$0.03
$3.75	260,869	2.1	3.75	260,869	2.1	3.75
	371,730	2.4		299,441	2.19

E.	Repurchase program

The Company had adopted a repurchase program in a total amount of up to $2,000. In the course of the repurchase program which was completed during 2011, 1,178,699 of our Ordinary Shares were acquired for an aggregate purchase price of $2,000. During 2011 the Company acquired an amount of 616,224 of its ordinary shares, for an aggregate purchase price of $864.

On Track Innovations Ltd.
and Subsidiaries
Notes to the Consolidated Financial Statements

In thousands, except share and per share data

Note 12 – Other operating income, net

Consists of :

Year ended December 31
2013
Loss from sale of a subsidiary (see note 1B.2.)	231
Termination of employment agreements (see note 10A.3.)	(4,503)
Loss on sale of property and equipment	91
Other	100
Other operating income, net	(4,081)

Note 13 - Income Taxes

A.	The Company and its Israeli subsidiaries

1.	Measurement of taxable income under the Income Tax (Inflationary Adjustments) Law, 1985

The Company and one of its Israeli subsidiaries are foreign invested companies, and have elected, commencing January 1, 2007, to maintain their books and records in U.S dollars for tax purposes, as permitted under the tax regulations.

2.	Tax benefits under the Law for the Encouragement of Capital Investments, 1959

The Company maintains three investment programs in buildings, equipment and production facilities, which have been granted the status of “Approved Enterprise” under the Law for the Encouragement of Capital Investments, 1959. The Company elected to adopt the “Alternative Benefits Program” status. This status entitles the Company (due to its location in Israel) to an exemption from taxes on income derived therefrom for a period of 10 years starting in the year in which the Company first generates taxable income, but not later than 14 years from the date of approval (the last of which was received in February 2000) or 12 years from commencement of operations. The tax-exempt profits that are earned by the Company’s “Approved Enterprises” can be distributed to shareholders, without additional tax liability on the Company only upon its complete liquidation.

If these retained tax-exempt profits are distributed in a manner other than in the complete liquidation of the Company, they would be taxed at the regular corporate tax rate applicable to such profits as if the Company had not elected the alternative system of benefits (depending on the level of foreign investment in the Company) currently between 10% to 25% for an “Approved Enterprise”. As the Company has not yet reported any taxable income, the benefit period has not yet commenced as of December 31, 2013.

Income from sources other than the “Approved Enterprise” during the benefit period will be subject to tax at the regular corporate tax rate (see 4 below).

The entitlement to the above mentioned benefits is conditional upon the Company's fulfilling the conditions stipulated by the above mentioned law, regulations published there under and the certificates of approval for the specific investments in the Approved Enterprises. In the event of failure to comply with these conditions, the benefits may be canceled and the Company may be required to refund the amount of the benefits, in whole or in part, with the addition of linkage differences to the consumer price index and interest. Management believes that the Company is in compliance with the above-mentioned conditions as of December 31, 2013.

On Track Innovations Ltd.
and Subsidiaries
Notes to the Consolidated Financial Statements

In thousands, except share and per share data

Note 13 - Income Taxes (cont’d)

A.	The Company and its Israeli subsidiaries (cont’d)

2.	Tax benefits under the Law for the Encouragement of Capital Investments, 1959 (cont’d)

Amendment to the Law for the Encouragement of Capital Investments – 1959

On December 29, 2010 an amendment to the Law for the Encouragement of Capital Investments – 1959 was approved (hereinafter – “the Amendment to the Law”). The Amendment to the Law was published in the Official Gazette on January 6, 2011. The Amendment to the Law is effective from January 1, 2011 and its provisions will apply to preferred income derived or accrued in 2011 and thereafter by a preferred company, per the definition of these terms in the Amendment to the Law. Companies can choose to not be included in the scope of the Amendment to the Law and to stay in the scope of the law before its amendment until the end of the benefits period. The 2012 tax year is the last year companies can choose as the year of election, providing that the minimum qualifying investment began in 2010.

The Amendment provides that only companies in Development Area A will be entitled to the grants track and that they will be entitled to receive benefits under this track and under the tax benefits track at the same time. In addition, the existing tax benefit tracks were eliminated (the tax exempt track, the “Ireland track” and the “Strategic” track) and two new tax tracks were introduced in their place, a preferred enterprise and a special preferred enterprise, which mainly provide a uniform and reduced tax rate for all the company’s income entitled to benefits, such as: for a preferred enterprise – in the 2012-2013 tax years – a tax rate of 10% for Development Area A and of 15% for the rest of the country, in the 2013-2014 tax years – a tax rate of 7% for Development Area A and of 12.5% for the rest of the country, and as from the 2015 tax year – 6% for Development Area A and 12% for the rest of the country. On August 5, 2013 the Knesset passed the Law for Changes in National Priorities (Legislative Amendments for Achieving Budget Objectives in the Years 2013 and 2014) – 2013, which cancelled the planned tax reduction so that as from the 2014 tax year the tax rate on preferred income will be 9% for Development Area A and 16% for the rest of the country. Furthermore, an enterprise that meets the definition of a special preferred enterprise is entitled to benefits for a period of 10 consecutive years and a reduced tax rate of 5% if it is located in Development Area A or of 8% if it is located in a different area.

The Amendment to the Law also provides that no tax will apply to a dividend distributed out of preferred income to a shareholder that is a company, for both the distributing company and the shareholder. A tax rate of 15% shall continue to apply to a dividend distributed out of preferred income to an individual shareholder or foreign resident, subject to double taxation prevention treaties, similar to the provisions of the existing law. The Law for Changes in National Priorities (Legislative Amendments for Achieving Budget Objectives in the Years 2013 and 2014) – 2013 raised to 20% the tax rate on a dividend distributed to an individual and foreign resident out of preferred income as from January 1, 2014. Furthermore, the Amendment to the Law provides relief (hereinafter – “the relief”) with respect to tax paid on a dividend received by an Israeli company from profits of an approved/alternative/beneficiary enterprise that accrued in the benefits period according to the version of the law before its amendment, if the company distributing the dividend notifies the tax authorities by June 30, 2015 that it is applying the provisions of the Amendment to the Law and the dividend is distributed after the date of the notice.

On Track Innovations Ltd.
and Subsidiaries
Notes to the Consolidated Financial Statements

In thousands, except share and per share data

Note 13 - Income Taxes (cont’d)

A.	The Company and its Israeli subsidiaries (cont’d)

3.	The Law for the Encouragement of Industry (taxes), 1969

The Company believes that it qualifies as an “Industrial Company” under the Law for the Encouragement of Industry. The principal tax benefits for the Company are the deductibility of costs in connection with public offerings and amortization of certain intangibles.

4.	Tax rates

Presented hereunder are the tax rates relevant to the Company in the years 2011-2013:
2013 – 25%
2012 – 25%
2011 – 24%

On August 5, 2013 the Knesset passed the Law for Changes in National Priorities (Legislative Amendments for Achieving Budget Objectives in the Years 2013 and 2014) – 2013, by which, inter alia, the corporate tax rate would be raised by 1.5% to a rate of 26.5% as from 2014.

The deferred tax balances as at December 31, 2013 were calculated according to the new tax rates specified in the Law for Changes in National Priorities, at the tax rate expected to apply on the date of reversal. The effect of the change on the financial statements as at December 31, 2013 is reflected in an increase in the deferred tax asset in the amount of $ 2,394 against a similar change in the Company's valuation allowance.

Current taxes for the reported periods are calculated according to the tax rates presented above.

B.	Non-Israeli subsidiaries are taxed based on the income tax laws in their country of residence.

C.	Deferred income taxes:

	December 31	December 31
	2013	2012
Deferred tax assets:
Net operating loss carryforwards	$40,181	$36,841
Goodwill	-	1,762
Other	2,683	3,399

Total gross deferred tax assets	42,864	42,002
Less – valuation allowance	(42,691)	(42,002)

Net deferred tax assets	$173	$-

Deferred tax liability -

Other	(292)	(-)
Intangible assets	(-)	(53)

Net deferred tax liability	$(292)	$(53)

On Track Innovations Ltd.
and Subsidiaries
Notes to the Consolidated Financial Statements

In thousands, except share and per share data

Note 13 - Income Taxes (cont’d)

The net change in the total valuation allowance for each of the years ended December 31, 2013, 2012 and 2011, are comprised as follows:

Year ended December 31
2013	2012	2011

Balance at beginning of year	42,002	37,643	27,311

Additions during the year from Continued operation	1,654	4,155	1,445
Changes due to amendments to tax laws
and applicable future tax rates, see note 13A(4)	2,394	-	8,858
Smart ID Division Divesture and sale of subsidiary, see note 1B(1) and 1B(2)	(3,402)	181	75
Other changes	43	23	(46)
Balance at end of year	42,691	42,002	37,643

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets depends on the generation of future taxable income during the periods in which those temporary differences are deductible. Based on the level of historical taxable losses, management believes that it is more likely than not that the Company will not realize the benefits of these deductible differences.

D.
As of December 31, 2013, the net operating loss carryforwards for tax purposes relating to Israeli companies amounted to approximately $144,638. Tax loss carryforwards in Israel may be carried forward indefinitely to offset against future taxable operational income. Under the Income Tax (Inflationary Adjustments) Law, 1985, and based on the Company’s election (see note13A), tax loss carryforwards are linked to the USD.  Tax loss carryforwards relating to non-Israeli companies aggregate approximately $5,093, which will expire as follows: 2025 - $841, 2026 - $3,206 and 2027- $533. The remaining balance of $513 can be utilized with no expiration date.

E.
The Company has not recognized a deferred tax liability for the undistributed earnings of its foreign subsidiaries that arose in 2013 and prior years, because the Company considers these earnings to be indefinitely reinvested. A deferred tax liability will be recognized when the Company can no longer demonstrate that it plans to indefinitely reinvest these undistributed earnings. As of December 31, 2013, the undistributed earnings of these foreign subsidiaries were approximately $5,098. It is impracticable to determine the additional taxes payable when these earnings are remitted.

On Track Innovations Ltd.
and Subsidiaries
Notes to the Consolidated Financial Statements

In thousands, except share and per share data

Note 13 - Income Taxes (cont’d)

F.	No current or net deferred taxes were recorded in Israel. Non-Israeli income tax expenses included in the consolidated statements of operations are as follows:

	Year ended December 31
	2013	2012	2011
Current	$(265)	$(2)	$(4)
Deferred	62	(65)	(79)

Income tax expenses	$(203)	$(67)	$(83)

Income tax expenses for the years ended December 31, 2013, 2012 and 2011, differed from the amounts computed by applying the Israeli statutory tax rates of 25%, 25% and 24% to loss from continuing operations before taxes on income, as a result of the following:

	Year ended December 31
	2013	2012	2011
Computed “expected” income tax benefit	$1,681	$4,366	$1,929
Decrease in income tax benefit
resulting from:
Change in valuation allowance, net	(1,654)	(4,155)	(1,445)
Stock-based compensation related to options
issued to employees	(91)	(188)	(235)
Non-deductible expenses	(43)	(35)	(65)
Other (mainly foreign jurisdiction tax effect)	(96)	(55)	(267)

Total income tax expenses	$(203)	$(67)	$(83)

G.	Income (loss) from continuing operations before taxes on income consists of the following:

	Year ended December 31
	2013	2012	2011
Israel	$(8,842)	$(16,983)	$(7,533)
Non-Israel	2,117	(825)	(762)

	$(6,725)	$(17,808)	$(8,295)

H.	Accounting for uncertainty in income taxes

As of December 31, 2013, 2012 and 2011, the Company did not have any unrecognized tax benefits. In addition, the Company does not expect that the amount of unrecognized tax benefits will change significantly within the next twelve months.

For the years ended December 31, 2013, 2012 and 2011, no interest and penalties related to unrecognized tax benefits have been accrued.

The Company and its major subsidiaries file income tax returns in Israel, Poland and Germany. With few exceptions, the income tax returns of the Company and its major subsidiaries are open to examination by the Israeli and the respective foreign tax authorities for the tax years beginning in 2008.

On Track Innovations Ltd.
and Subsidiaries
Notes to the Consolidated Financial Statements

In thousands, except share and per share data

Note 14 – Discontinued operations

As described in Note 1B1, the Company divested its interest in the SmartID division and its interest in the German subsidiary, and presented these activities as discontinued operations. Total gain from the SmartID Division Divesture, net of transaction costs  and offset by the impairment charge of the German Subsidiary’s assets (see Note 1B(1)) totaled $5,974, which is presented below as ‘other income, net’.

Set forth below are the results of the discontinued operations:

	Year ended December 31
	2013	2012	2011
Revenues	$16,034	$23,360	$28,356
Expenses	(18,231)	(23,047)	(27,071)
Other income, net	5,974	-	-

Net income from discontinued operations	$3,777	$313	$1,285

The following table summarizes information about assets and liabilities from discontinued operations held for sale as of December 31, 2013:

December 31
2013
Assets held for sale from discontinued operations:
Trade receivable, net	223
Other receivables and prepaid expenses	144
Inventories	2,082
Property, plant and equipment, net of impairment	1,470
Total assets held for sale from discontinued operations	3,919

Liabilities held for sale from discontinued operations:
Short term credit and current maturities of long term loans	1,354
Trade payables	495
Other current liabilities	177
Long-term loans, net of current maturities	930
Total liabilities held for sale from discontinued operations	2,956

Note 15 - Related Party Balances and Transactions

Transactions

	Year ended December 31
	2013	2012	2011

Costs and expenses*	$13	$80	$101

* Cost and expenses relate to services provided to the Company by related parties.

Balances

As of December 31, 2013 and 2012 the Company has no related party balances.

On Track Innovations Ltd.
and Subsidiaries
Notes to the Consolidated Financial Statements

In thousands, except share and per share data

Note 16 - Operating segments

Through 2012, the Company had commingled sales channel payroll expense, inventories, merchandise procurement and distribution networks. As a result of these operations and in view of how the Company's chief operating decision maker (CODM) reviewed operating results for the purposes of allocating resources and assessing performance, the Company operated as a single segment. Beginning 2013, following the change of the board of directors and the review of all of the Company’s operations in order to improve profitability, the new CODM has changed the way it reviews operating results for the purposes of allocating resources and assessing performance, and currently reports three segments which are the Group's strategic business units: Retail and Mass transit, Petroleum and Parking.

All prior periods' information has been reclassified to conform with the current year presentation

The following summary describes the operations in each of the Group’s operating segments:

—
Petroleum - includes manufacturing and selling of fuel payment and management solutions. The Company's solution is a wireless, cashless, cardless and paperless refueling tracking and payment solution, providing customers with maximum flexibility and security.

—	Retail and Mass transit - includes selling and marketing variety of products for cashless payment solutions for the retail market and mass transit ticketing.

•	Parking - includes selling of products and managing cashless parking solutions. The Company's parking solution is a fully integrated parking fee collection and parking management solution.

In addition to its three reportable segments, certain products for the medical industry and other secure smart card solutions are classified under "Other".

The strategic business unit's allocation of resources and evaluation of performance are managed separately. The CODM does not examine assets or liabilities for those segments and therefore they are not presented.

Information regarding the results of each reportable segment is included below based on the internal management reports that are reviewed by the CODM.

	Year ended December 31, 2013
	Petroleum	Retail and Transit	Parking	Other	Consolidated

Revenues	4,532	11,743	2,210	1,383	19,868

Reportable segment gross profit *	2,694	6,469	1,366	808	11,337

Reconciliation of reportable segment
gross profit to profit for the period

Depreciation and amortization					(577)
Stock based compensation					(32)

Gross profit for the year					10,728

	Year ended December 31, 2012
	Petroleum	Retail and Transit	Parking	Other	Consolidated

Revenues	5,205	7,126	2,944	1,329	16,604

Reportable segment gross profit *	2,704	4,837	1,661	710	9,912

Reconciliation of reportable segment
gross profit to profit for the period

Depreciation					(557)
Stock based compensation					(49)

Gross profit for the period					9,306

On Track Innovations Ltd.
and Subsidiaries
Notes to the Consolidated Financial Statements

In thousands, except share and per share data

Note 16 - Operating segments (cont’d)

	Year ended December 31, 2011
	Petroleum	Retail and Transit	Parking	Other	Consolidated

Revenues	4,748	13,481	3,494	1,176	22,899

Reportable segment gross profit *	2,171	10,069	1,542	628	14,410

Reconciliation of reportable segment
gross profit to profit for the period

Depreciation					(671)
Stock based compensation					(24)

Gross profit for the period					13,715

* Gross profit as reviewed by the CODM, represents gross profit, adjusted to exclude depreciation and stock based compensation.

Note 17 - Geographic Information and Major Customers

The data is presented in accordance with ASC Topic 280, "Disclosures About Segments of an Enterprise and Related Information".

	Year ended December 31
	2013	*2012	*2011
Revenues by geographical areas from external customers

Americas	$6,856	$2,968	$1,160
Asia	99	574	7,972
Africa	4,073	4,189	3,938
Europe	7,060	6,664	6,321
Total export	18,088	14,395	19,391
Domestic (Israel)	1,780	2,209	3,508

	$19,868	$16,604	$22,899

*Reclassified to conform with current year presentation, see note 1B

	December 31	December 31
	2013	2012
Long lived assets by geographical areas
Domestic (Israel)	$3,027	$4,531
Germany	-	4,371
Poland	5,485	3,407
South Africa	1,206	1,460
France	-	347
America	119	99

	$9,837	$14,215

Major Customers

	Year ended December 31
	2013	2012	2011
	%	%	%
Major Customers by percentage from total revenues
Customer A	19%	6%	-
Customer B	15%	8%	11%
Customer C	-	-	32%