Form 10-Q
period 2014-03-31
ON TRACK INNOVATIONS LTD
filed 2014-05-14
CIK 1021604

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from
__________ to __________

Commission file number 000-49877

ON TRACK INNOVATIONS LTD.
(Exact name of registrant as specified in its charter)

Israel	N/A
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

Z.H.R. Industrial Zone, P.O. Box 32, Rosh Pina, Israel 120000
(Address of principal executive offices)

+ 972-4-6868000
(Registrant’s telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registration was required to submit and post such files).

Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐   No ☒

State the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: 33,148,367 Ordinary Shares outstanding as of May 12, 2014.

ON TRACK INNOVATIONS LTD.

Signatures	15

PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements.

ON TRACK INNOVATIONS LTD. AND ITS SUBSIDIARIES

INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As of March 31, 2014

(Unaudited)

On Track Innovations Ltd.
and its Subsidiaries

Interim Unaudited Condensed Consolidated Financial Statements as of March 31, 2014

On Track Innovations Ltd.
and its Subsidiaries

Interim Unaudited Condensed Consolidated Balance Sheets

US dollars in thousands except share and per share data

	March 31	December 31
	2014	2013
Assets

Current assets
Cash and cash equivalents	$10,060	$14,962
Short-term investments	4,084	2,601
Trade receivables (net of allowance for doubtful
accounts of $610 and $610 as of March 31, 2014
and December 31, 2013, respectively)	4,629	5,134
Other receivables and prepaid expenses	3,139	4,632
Inventories	3,755	3,477
Assets from discontinued operations - held for sale	-	3,919
Total current assets	25,667	34,725

Long term restricted deposit for employees benefit	615	623

Severance pay deposits	699	738

Property, plant and equipment, net	9,554	9,837

Deferred tax asset	119	173

Total Assets	$36,654	$46,096

The accompanying notes are an integral part of these interim unaudited condensed consolidated financial statements.

On Track Innovations Ltd.
and its Subsidiaries

Interim Unaudited Condensed Consolidated Balance Sheets

US dollars in thousands except share and per share data

	March 31	December 31
	2014	2013
Liabilities and Equity

Current Liabilities
Short-term bank credit and current maturities
of long-term bank loans	$3,791	$3,842
Trade payables	8,644	9,255
Other current liabilities	4,222	6,299
Liabilities from discontinued operations - held for sale	-	2,956
Total current liabilities	16,657	22,352

Long-Term Liabilities
Long-term loans, net of current maturities	3,051	3,342
Accrued severance pay	1,693	1,706
Deferred tax liability	281	292
Total long-term liabilities	5,025	5,340

Total Liabilities	21,682	27,692

Equity
Shareholders' Equity
Ordinary shares of NIS 0.1 par value: Authorized –
50,000,000 shares as of March 31, 2014 and
December 31, 2013; issued: 34,327,066 and 34,199,511
shares as of March 31, 2014 and December 31, 2013,
respectively; outstanding: 33,148,367 and 33,020,812 shares
as of March 31, 2014 and December 31, 2013, respectively	858	854
Additional paid-in capital	212,528	212,246
Treasury shares at cost - 1,178,699 shares	(2,000)	(2,000)
Accumulated other comprehensive income (loss)	(332)	28
Accumulated deficit	(195,543)	(192,179)
Total Shareholder’s equity	15,511	18,949
Non-controlling interest	(539)	(545)

Total Equity	14,972	18,404

Total Liabilities and Equity	$36,654	$46,096

The accompanying notes are an integral part of these interim unaudited condensed consolidated financial statements.

On Track Innovations Ltd.
and its Subsidiaries

Interim Unaudited Condensed Consolidated Statements of Operations

US dollars in thousands except share and per share data

	Three months ended March 31
	2014	2013*
Revenues
Sales	$3,838	$2,564
Licensing and transaction fees	1,360	1,078

Total revenues	5,198	3,642

Cost of revenues
Cost of sales	2,600	1,639
Total cost of revenues	2,600	1,639

Gross profit	2,598	2,003
Operating expenses
Research and development	1,160	857
Selling and marketing	2,120	1,644
General and administrative	1,471	1,507
Patent litigation and maintenance	639	216
Amortization of intangible assets	-	25

Total operating expenses	5,390	4,249

Operating loss from continuing operations	(2,792)	(2,246)
Financial expense, net	(104)	(565)

Loss from continuing operations before taxes on income	(2,896)	(2,811)

Income tax	(118)	2

Net loss from continuing operations	(3,014)	(2,809)
Net loss from discontinued operations	(344)	(230)

Net loss	(3,358)	(3,039)

Net loss (income) attributable to noncontrolling interest	(6)	33
Net loss attributable to shareholders	$(3,364)	$(3,006)

Basic and diluted net loss attributable to
shareholders per ordinary share
From continuing operations	$(0.09)	$(0.08)
From discontinued operations	$(0.01)	$(0.01)
	$(0.10)	$(0.09)
Weighted average number of ordinary shares used in computing basic and diluted net loss per ordinary share	33,196,098	32,440,428

*Reclassified to conform with the current period presentation, see note 1C.

The accompanying notes are an integral part of these interim unaudited condensed consolidated financial statements.

On Track Innovations Ltd.
and its Subsidiaries

Interim Unaudited Condensed Consolidated Statements of Comprehensive Loss

US dollars in thousands

	Three months ended March 31
	2014	2013
Total comprehensive loss:
Net loss	$(3,358)	$(3,039)
Foreign currency translation adjustments	(24)	(73)
Foreign currency translation released following sale of a subsidiary	(336)	-
Net unrealized gain on available-for-sale securities	-	24
Reclassification adjustment for gain on
available-for-sale securities	-	9

Total comprehensive loss	$(3,718)	$(3,079)
Comprehensive loss (income) attributable to the non-controlling interest	(6)	28
Total comprehensive loss attributable to shareholders	$(3,724)	$(3,051)

The accompanying notes are an integral part of these interim unaudited condensed consolidated financial statements.

On Track Innovations Ltd.
and its Subsidiaries

Interim Unaudited Condensed Consolidated Statements of Changes in Equity

US dollars in thousands

					Accumulated
	Number of		Additional	Treasury	other
	Shares	Share	paid-in	Shares	comprehensive	Accumulated	Noncontrolling	Total
	issued	capital	capital	(at cost)	Income (loss)	deficit	interest	equity
Balance as of December 31, 2012	32,938,011	$820	$210,853	$(2,000)	$36	$(189,131)	$(459)	$20,119

Changes during the three month period
ended March 31, 2013:

Stock-based compensation related to options
and shares issued to employees	-	-	84	-	-	-	-	84
Exercise of options and warrants	335,000	9	175	-	-	-	-	184
Foreign currency translation adjustments	-	-	-	-	(78)	-	5	(73)
Change in net unrealized gain on available-
for-sale securities	-	-		-	33	-	-	33
Net loss	-	-	-	-	-	(3,006)	(33)	(3,039)
Balance as of March 31, 2013	33,273,011	$829	$211,112	$(2,000)	$(9)	$(192,137)	$(487)	$17,308

Balance as of December 31, 2013	34,199,511	$854	$212,246	$(2,000)	$28	$(192,179)	$(545)	$18,404

Changes during the three month period
ended March 31, 2014:

Stock-based compensation related to options
and shares issued to employees	-	-	156	-	-	-	-	156
Exercise of options	127,555	4	126	-	-	-	-	130
Foreign currency translation adjustments	-	-	-	-	(360)	-	-	(360)
Net loss	-	-	-	-	-	(3,364)	6	(3,358)
Balance as of March 31, 2014	34,327,066	$858	$212,528	$(2,000)	$(332)	$(195,543)	$(539)	$14,972

The accompanying notes are an integral part of these interim unaudited condensed consolidated financial statements.

On Track Innovations Ltd.
and its Subsidiaries

Interim Unaudited Condensed Consolidated Statements of Cash Flows

US dollars in thousands

	Three months ended March 31
	2014	2013*
Cash flows from continuing operating activities
Net loss from continuing operations	$(3,014)	$(2,809)
Adjustments required to reconcile net loss to
net cash used in continuing operating activities:
Stock-based compensation related to options and shares issued
to employees	156	57
Gain on sale of property and equipment	(5)	-
Amortization of intangible assets	-	25
Depreciation	331	281

Changes in operating assets and liabilities:
Accrued severance pay, net	25	(20)
Accrued interest and linkage differences	7	(90)
Deferred tax, net	43	(3)
Decrease in trade receivables	192	1,366
Decrease (increase) in other receivables and prepaid expenses	(163)	1,820
Increase in inventories	(313)	(264)
Decrease in trade payables	(316)	(2,786)
Increase (decrease) in other current liabilities	46	(298)
Net cash used in continuing operating activities	(3,011)	(2,721)

Cash flows from continuing investing activities

Purchase of property and equipment	(98)	(141)
Purchase of short term investments	(2,000)	(243)
Proceeds from restricted deposit for employees benefit	-	306
Proceeds from maturity or sale of short term investments	518	924
Proceeds from sale of property and equipment	5	-
Net cash (used in) provided by continuing investing activities	(1,575)	846

Cash flows from continuing financing activities
Decrease in short-term bank credit, net	(142)	(54)
Proceeds from long-term bank loans	12	26
Repayment of long-term bank loans	(208)	(280)
Proceeds from exercise of options	225	184

Net cash used in continuing financing activities	(113)	(124)

Cash flows from discontinued operations
Net cash provided by (used in) discontinued operating activities	(874)	2,214
Net cash provided by (used in) discontinued investing activities	695	(24)
Net cash used in discontinued financing activities	(154)	(474)
Total net cash provided by discontinued operations	(333)	1,716

Effect of exchange rate changes on cash and cash equivalents	130	(91)

Decrease in cash and cash equivalents	(4,902)	(374)
Cash and cash equivalents at the beginning of the period	14,962	9,304

Cash and cash equivalents at the end of the period	$10,060	$8,930

* Reclassified to conform with current period presentation, see note 1C.

The accompanying notes are an integral part of these interim unaudited condensed consolidated financial statements.

On Track Innovations Ltd.
and its Subsidiaries

Interim Unaudited Condensed Consolidated Statements of Cash Flows (cont’d)

US dollars in thousands

Three months ended March 31
2014	2013

Supplementary cash flows activities:
Cash paid during the period for:

Interest paid	$76	$83
Income taxes paid	$-	$170

On Track Innovations Ltd.
and Subsidiaries
Notes to the Interim Unaudited Condensed Consolidated Financial Statements

US dollars in thousands

Note 1 - Organization and Basis of Presentation

A.	Description of business

On Track Innovations Ltd. (the “Company”) was founded in 1990, in Israel. The Company and its subsidiaries (together “the Group”) are principally engaged in the field of design and development of cashless payment solutions. The Company’s shares are listed for trading on NASDAQ.

B.	Interim Unaudited Financial Information

The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements and therefore should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

In the opinion of management, all adjustments considered necessary for a fair presentation, consisting of normal recurring adjustments, have been included. Operating results for the three month period ended March 31, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014.

Use of Estimates:

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the assets, liabilities, revenue, costs, expenses and accumulated other comprehensive income/(loss) that are reported in the Consolidated Financial Statements and accompanying disclosures. These estimates are based on management’s best knowledge of current events, historical experience, actions that the Company may undertake in the future and on various other assumptions that are believed to be reasonable under the circumstances. As a result, actual results may be different from these estimates.

C.	Divestiture of operations:

In December 2013, the Company completed the sale of certain assets, subsidiaries and intellectual property ("IP") relating to its Smart ID division. Accordingly the results and the cash flows of this operation for all reporting periods are presented in the statements of operations and in the statements of cash flows, respectively, as discontinued operations separately from continuing operations.

In February 2014, the Company signed a final agreement to sell its wholly owned German subsidiary, Intercard System Electronics GmbH ( “Intercard”), for a total purchase price of EURO 700 (approx. $960) and an additional immaterial contingent consideration based on future sales (the "German Subsidiary Divesture”). Accordingly, the results and the cash flows of this operation for all reporting periods are presented in the statements of operations and in the statements of cash flows, respectively, as discontinued operations separately from continuing operations. The Company recorded a loss from this divesture, including transaction costs, in the amount of $343 and profit in the amount of $336 due to transfer of Intercard’s accumulated foreign currency translation adjustments from other comprehensive loss to the statement of operations (see also note 7).

All comparative figures have been reclassified to conform with current year presentation.

Note 2 – Significant Accounting Policies

Recent accounting pronouncements

In July 2013, the Financial Accounting Standards Board (“FASB”) issued ASU 2013-11, Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists.  ASU 2013-11 requires an unrecognized tax benefit, or a portion of an unrecognized tax benefit, to be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward.  ASU 2013-11 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2014.  The new standard is to be applied prospectively but retrospective application is permitted.  The Company will implement the provisions of ASU 2013-11 as of January 1, 2015, and the implementation is not expected to have a material effect on the Company’s consolidated financial statements.

Note 3 - Other Receivables and Prepaid Expenses

	March 31	December 31
	2014	2013
Government institutions	$606	$309
Prepaid expenses	940	818
Receivables under contractual obligations to be transferred to others *	721	1,288
Receivables related to the Smart ID Division Divestiture	-	1,572
Other receivables	872	645

	$3,139	$4,632

*	The Company’s subsidiary in Poland is required to collect certain fees that are to be transferred to local authorities.

Note 4 - Inventories

Inventories consist of the following:

	March 31	December 31
	2014	2013
Raw materials	$1,035	$775
Work in progress	694	665
Finished products	2,026	2,037

	$3,755	$3,477

Note 5 - Other Current Liabilities

	March 31	December 31
	2014	2013
Employees and related expenses	$1,616	$2,116
Accrued expenses	1,334	1,541
Customer advances	809	877
Government institutions related to the Smart ID Division Divesture	-	1,572
Other current liabilities	463	193

	$4,222	$6,299

Note 6 - Commitments and Contingencies

A.	Legal claims

On January 27, 2013, a former employee of the Company (in this paragraph, the "Plaintiff"), filed a lawsuit against the Company in the District Labor Court in Tel Aviv (the “Court”) in the amount of NIS 1,400 (approximately $375). The plaintiff alleges that the Company breached its employment agreement with him, and that the Company owes him commission payments for certain sales. On March 2, 2014, the parties filed a settlement agreement with the Court according to which the parties released each other from their respective claims and counter claims, which was approved by the Court on March 4, 2014.

On October 3, 2013 the Company received from the Commercial Court of Paris, France (in this paragraph, the “Court”) notification that a French company named SMJ PARK’IN SARL (in this paragraph the “Plaintiff”) submitted on June 2013 a monetary claim against the Company and its French subsidiary, Parx France (in this paragraph the “Defendants”), alleging, among other things, that the Defendants entered in mid-2008 into an agreement with the Plaintiff granting it the exclusive marketing rights to distribute and operate the Defendants’ PIAF Parking System in Paris and ILE the France, and that the Defendants failed to fulfill their undertakings under such alleged agreement, by marketing their products by themselves or others causing the Plaintiff losses that it requires compensation for in its lawsuit. The total claim amount made by Plaintiff under this action is approximately €1,500 (approximately $2,000). The Company rejects all of the Plaintiff’s allegations and claims, including the alleged agreement and the then exclusive right of the Plaintiff to distribute the Company’s products, which right was only in negotiation during the relevant time. Following a preliminary hearing held by the Court on December 2013, the Defendants are expected to submit their detailed defense to the Court by end of May 2014. Based on the advice of counsel, management believes that the Company had no obligation to the Plaintiff. Accordingly, no provision has been made in the Company’s financial statements for the claim.

B.	Guarantees

As of March 31, 2014, the Company granted guarantees to third parties including performance guarantees and guarantees to secure customer advances in the sum of $1,104.
The expiration dates of the guarantees range from May 2014 to May 2016.

Note 7 – Discontinued operations

As described in Note 1C, the Company divested the SmartID division and its interest in Intercard and presented these activities as discontinued operations. The loss from the German subsidiary Divesture, including transaction costs, and the profit due to transfer of its accumulated foreign currency translation adjustments from other comprehensive loss to the statement of operations totaled $7, which is presented below as ‘other loss, net’.

Set forth below are the results of the discontinued operations:

	Three months ended March 31
	2014	2013
Revenues	$1,131	$4,985
Expenses	(1,468)	(5,215)
Other loss, net	(7)	-

Net loss from discontinued operations	$(344)	$(230)

Note 8 - Fair Value of Financial Instruments

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

The Company, in estimating fair value for financial instruments, used the following methods and assumptions:

The carrying amounts of cash and cash equivalents, short term deposits in banks, trade receivables, short-term bank credit and trade payables are equivalent to, or approximate their fair value due to the short-term maturity of these instruments.

The fair value of the investment securities is based on quoted market prices and thus is based on level 1 inputs.

The fair value of the liability in respect of the contingent consideration included in business combinations (see note 1C(2) in the Company’s consolidated financial statements as of December 31, 2013, included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013) is based on discounted future expected sales and thus is based on level 3 inputs. The liability was determined to be insignificant.

The carrying amounts of variable interest rate long-term loans are equivalent or approximate to their fair value as they bear interest at approximate market rates. At March 31, 2014, fair value of bank loans with fixed interest rates did not differ materially from the carrying amount.

As of March 31, 2014, the Company held approximately $4,084 of short-term bank deposits (as of December 31, 2013, $ 2,601). Short-term deposits in the amount of $1,868 have been pledged as security in respect of guarantees granted to third parties, loans and credit lines received from a bank (as of December 31, 2013 - $ 2,381) and cannot be pledged to others or withdrawn without the consent of the bank.

As of March 31, 2014 and December 31, 2013, no investment securities were held by the Company.

Note 9 - Operating segments

For the purposes of allocating resources and assessing performance in order to improve profitability, the Company's chief operating decision maker ("CODM") examines three segments which are the Company's strategic business units: Retail and Mass Transit, Petroleum and Parking. In addition to its three reportable segments, certain products for the medical industry and other secure smart card solutions are classified under "Other".

The strategic business unit's allocation of resources and evaluation of performance are managed separately. The CODM does not examine assets or liabilities for those segments and therefore they are not presented.

Information regarding the results of each reportable segment is included below based on the internal management reports that are reviewed by the CODM.

	Three months ended March 31, 2014
	Petroleum	Retail and Mass Transit	Parking	Other	Consolidated

Revenues	$659	$3,387	$681	$471	$5,198

Reportable segment gross profit *	435	1,653	436	263	2,787

Reconciliation of reportable segment
gross profit to profit for the period

Depreciation					(183)
Stock based compensation					(6)

Gross profit for the period					$2,598

	Three months ended March 31, 2013
	Petroleum	Retail and Mass Transit	Parking	Other	Consolidated

Revenues	$1,178	$1,727	$505	$232	$3,642

Reportable segment gross profit *	715	1,015	293	128	2,151

Reconciliation of reportable segment
gross profit to profit for the period

Depreciation					(144)
Stock based compensation					(4)

Gross profit for the period					$2,003

* Gross profit as reviewed by the CODM, represents gross profit, adjusted to exclude depreciation and stock based compensation.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward - Looking Statements

The statements contained in this Quarterly Report on Form 10-Q, or Quarterly Report, that are not historical facts are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 and other federal securities laws. Such forward-looking statements may be identified by, among other things, the use of forward-looking terminology such as "believes", "intends", "plans", "expects", "may", "will", "should", "estimates", "predicts" or "anticipates" or the negative thereof or other variations thereon or comparable terminology, and similar expressions are intended to identify forward-looking statements.  We remind readers that forward-looking statements are merely predictions and therefore are inherently subject to uncertainties and other factors and involve known and unknown risks that could cause the actual results, performance, levels of activity, or our achievements, or industry results, to be materially different from any actual future results, performance, levels of activity, or our achievements, or industry results, expressed or implied by such forward-looking statements. Such forward-looking statements may appear in this Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” as well as elsewhere in this Quarterly Report and include, among other statements, statements regarding the following:

•	the expected development and potential benefits from our existing or future products or our intellectual property, or IP, and focus on core competencies;

•	increased generation of revenues from licensing, transaction fees and/or other arrangements;

•	future sources of revenue, ongoing relationships with current and future suppliers, customers, end-user customers and resellers;

•	our intention to generate additional recurring revenues and transaction fees;

•	future costs and expenses and adequacy of capital resources;

•	our intention to continue to expand our market presence via strategic partnerships around the globe;

•	our plans to increase our cash resources, such as by capitalizing on our patent portfolio, sales of assets or parts of our business or raising funds;

•	our plans to reduce our financial expenses;

•	our expectations regarding our short-term and long-term capital requirements;

•	our intention to continue to invest in research and development;
•	our outlook for the coming months; and

•	information with respect to any other plans and strategies for our business.

The factors discussed herein, including those risk factors expressed from time to time in our press releases or filings with the Securities and Exchange Commission, or the SEC, could cause actual results and developments to be materially different from those expressed in or implied by such statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak and are made only as of the date of this filing.

Our business and operations are subject to substantial risks, which increase the uncertainty inherent in the forward-looking statements contained in this Quarterly Report. Except as required by law, we undertake no obligation to release publicly the result of any revision to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Further information on potential factors that could affect our business is described among others under the heading “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2013 filed with SEC. Readers are also urged to carefully review and consider the various disclosures we have made in that report.

As used in this Quarterly Report, the terms "we", "us", "our", “the Company”, and "OTI" mean On Track Innovations Ltd. and our subsidiaries and affiliates, unless otherwise indicated or as otherwise required by the context.

Overview

We are a pioneer and leading developer of cutting-edge secure cashless payment solutions and for over two decades, we have provided innovative technology to worldwide enterprises. We operate in three main segments: Petroleum, Retail and Mass Transit and Parking.  In addition to our three reportable segments, certain products for the medical industry and other secure smart card solutions are classified under "Other" in this Quarterly Report.

Our field-proven suite of cashless payment solutions is based on an extensive IP portfolio boasting about 28 patent families, including about 91 registered patents and patent applications worldwide. Since our incorporation in 1990, we have built an international reputation for reliability and innovation – deploying hundreds of solutions for banking, mobile network operators, vending, mass transit, petroleum and parking.

We operate a global network of regional offices, franchisees, distributors and partners to support various solutions deployed in 55 countries across the globe.

In 2013, we made a strategic decision to focus our efforts on our core business of providing cashless payment solutions based among other things on contactless and near-field communication, or NFC, technology and to divest businesses in the Company that are not within this business scope. According to our new strategy, in August 2013 we entered into an agreement with Supercom Ltd. for the sale of our SmartID division, including certain IP assets directly related to the SmartID. This sale closed on December 26, 2013.

In addition, in August 2013 we divested the operations of Parx France S.A.S., or Parx France, a distributor of our EasyPark parking solution in certain French speaking markets, which was acquired by local French private investors, while retaining exclusive distribution rights on certain French territories, subject to certain commercial terms.

On February 28, 2014, we also sold our wholly owned German subsidiary, Intercard System Electronics GmbH, or Intercard, that manufactures electronic assemblies and devices, including some of our NFC readers and other non-OTI related products.

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

In addition, we made a strategic decision to focus on enforcing our patent portfolio, and to monetizing our IP through licensing, customized technology solutions, strategic partnerships and litigation, all led by the chairman of our board who serves also as CEO of our U.S. subsidiary.

On March 20, 2014 we were awarded the silver medal of the 2014 PYMNTS Innovator Award in the ‘Best Comeback Story’ category of The Innovation Project™ 2014, among more than 500 companies that participate in The Innovation Project™.

RESULTS OF OPERATIONS –THREE MONTHS ENDED MARCH 31, 2014 COMPARED TO THREE MONTHS ENDED MARCH 31, 2013.

This discussion and analysis should be read in conjunction with our interim condensed consolidated financial statements and notes thereto contained in “Item 1.  Financial Statements” of this Quarterly Report.

Results of Operations

In December 2013, we completed the sale of certain assets, certain subsidiaries and IP directly related to our SmartID division.

In February 2014, we sold our wholly owned German subsidiary, Intercard.

The results from such operations and the cash flows for the reporting periods are presented in the statements of operations and in the statements of cash flow, respectively, as discontinued operations separately from continuing operations.

All the data in this Quarterly Report that are derived from our financial statements, unless otherwise specified, excludes the results of those discontinued operations.

Sources of Revenue

We have historically derived a substantial majority of our revenues from the sale of our products, including both complete systems and OEM components. In addition, we generate revenues from licensing and transaction fees, and also, less significantly, from engineering services, customer services and technical support. During the three months ended March 31, 2014 and March 31, 2013, the revenues that we have derived from sales and licensing and transaction fees have been as follows by dollar amounts (in thousands):

	Three months ended March 31
	2014	2013
Sales	$3,838	$2,564
Licensing and transaction fees	$1,360	$1,078
Total revenues	$5,198	$3,642

Sales increased by $1.3 million, or 50%, in the three months ended March 31, 2014 compared to the three months ended March 31, 2013. The increase in 2014 is mainly attributed to an increase in sales related to our NFC readers in the U.S. market, partially offset by a decrease in sales of petroleum products.

Licensing and transaction fees include one-time and periodic payments for manufacturing or distribution rights for our products, as well as licensing our IP rights to third parties.  Transaction fees are paid by customers based on the volume of transactions processed by systems that contain our products. The increase of $282,000 in the three months ended March 31, 2014, or 26%, compared to the three months ended March 31, 2013 is mainly due to an increase in license fees related to the Mass Transit Ticketing market.

We expect to generate additional revenues from transaction fees in the future as the installation and usage of systems that contain our products become more widespread.

We have historically derived revenues from different geographical areas.  The following table sets forth our revenues, by dollar amount (in thousands) and as a percentage of revenues in different geographical areas, in the three months ended March 31, 2014 and March 31, 2013:

Three months ended March 31	Africa		Europe		Asia		Americas
2014	$1,005	20%	$1,786	34%	$384	7%	$2,023	39%
2013	$905	25%	$1,669	46%	$321	9%	$747	20%

Our revenues from sales in Americas increased by $1.3 million, or 171%, in the three months ended March 31, 2014 compared to the three months ended March 31, 2013, mainly due to an increase in sales of NFC readers to the U.S. market. Our revenues from sales in Europe increased by $117,000, or 7%, in the three months ended March 31, 2014 compared to the three months ended March 31, 2013, mainly due to an increase in sales of Parking products. Our revenues from sales in Africa increased by $100,000, or 11%, in the three months ended March 31, 2014 compared to the three months ended March 31, 2013, mainly due to an increase in sales of our MediSmart products partially offset by a decrease in sales of Petroleum products.  Our revenues from sales in Asia increased by $63,000, or 20%, in the three months ended March 31, 2014 compared to the three months ended March 31, 2013 mainly due to increased revenues from our access control products. Our revenues derived from outside the U.S., which are primarily received in currencies other than the U.S. dollar, will have a varying impact upon our total revenues, as a result of fluctuations in such currencies’ exchange rates versus the U.S. dollar.

The following table sets forth our revenues, by dollar amount (in thousands) and as a percentage of revenues by segments, during the three months ended March 31, 2014 and March 31, 2013:

Three months ended March 31	Petroleum		Parking		Retail and Mass Transit Ticketing		Other
2014	$659	13%	$681	13%	$3,387	65%	$471	9%
2013	$1,178	32%	$505	14%	$1,727	48%	$232	6%

Revenues from Retail and Mass Transit Ticketing in the three months ended March 31, 2014 increased by $1.7 million, or 96%, compared to the three months ended March 31, 2013, mainly due to increased sales of NFC readers to the U.S. market and an increase in Mass Transit Ticketing system revenues in Poland. Revenues in the three months ended March 31, 2014 from Petroleum decreased by $519,000, or 44%, compared to the three months ended March 31, 2013, mainly due to a decrease in sales of Petroleum products in the Americas and the African markets. Our revenues in the three months ended March 31, 2014 from Parking increased by $176,000, or 35%, compared to the three months ended March 31, 2013 mainly due to an increase in revenues generated from the European market. Revenues in the three months ended March 31, 2014 from Other increased by $239,000, or 103%, compared to the three months ended March 31, 2013, mainly due to an increase in sales of MediSmart products in Africa.

Cost of Revenues and Gross Margin

Our cost of revenues, presented by  gross profit and gross margin percentage, in the three months ended March 31, 2014 and March 31, 2013 were as follows by dollar amounts (in thousands):

Cost of revenues	Three months ended March 31
	2014	2013

Cost of sales	$2,600	$1,639
Total cost of revenues	$2,600	$1,639
Gross profit	$2,598	$2,003
Gross margin percentage	50%	55%

Cost of sales.  Cost of revenues relating to sales consists primarily of materials, as well as salaries, fees to subcontractors and related costs of our technical staff that assemble our products.  The increase of $961,000, or 59%, in the three months ended March 31, 2014 compared to the three months ended March 31, 2013 resulted primarily from an increase in our revenues and consumption of materials from retail products.

Gross margin. Gross margin decreased from 55% in the three months ended March 31, 2013 to 50% in the three months ended March 31, 2014. The decrease in our overall gross margin are mainly attributed to a change in our revenue mix driven by an increase of Retail products revenues in the three months ended March 31, 2014 compared to the three months ended March 31, 2013.

Operating expenses

Our operating expenses in the three months ended March 31, 2014 and March 31, 2013 were as follows (dollar amounts in thousands):

Operating expenses	Three months ended March 31
	2014	2013
Research and development	$1,160	$857
Selling and marketing	$2,120	$1,644
General and administrative	$1,471	$1,507
Patent litigation and maintenance	$639	$216
Amortization of intangible assets	$-	$25
Total operating expenses	$5,390	$4,249

Research and development.  Our research and development expenses consist primarily of the salaries and related expenses of our research and development staff, as well as subcontracting expenses. All research and development costs are expensed as incurred. The increase of $303,000, or 35%, in the three months ended March 31, 2014 compared to the three months ended March 31, 2013 is primarily attributed to an increase in employment expenses due to an increase in the number of research and development employees in certain locations and to a lower extent an increase in subcontractor expenses. Our research and development expenses may increase in the future as we continue to develop new products and new applications for our existing products.

Selling and marketing.  Our selling and marketing expenses consist primarily of salaries and substantially all of the expenses of our sales and marketing subsidiaries and offices in the U.S., South Africa and Europe, as well as expenses related to advertising, professional expenses and participation in exhibitions and tradeshows.   The increase of $476,000, or 29%, in the three months ended March 31 2014 compared to the three months ended March 31, 2013 is primarily attributed to an increase in employment expenses due to an increase in the number of selling and marketing employees, and to a lower extent this increase is also due to an increase in distributors’ commissions expenses as a result of the increase in sales in the three months ended March 31, 2014. Our selling and marketing expenses may increase in the future as we continue to expand our local sales and marketing subsidiaries, open new offices and in the event that we hire additional personnel.

General and administrative.  Our general and administrative expenses consist primarily of salaries and related expenses of our executive management and financial and administrative staff. These expenses also include costs of our professional advisors (such as lawyers and accountants), office expenses, insurance and general and administrative, personal vehicle expenses, and provision for doubtful accounts. The decrease of $36,000, or 2%, in the three months ended March 31, 2014 compared to the three months ended March 31, 2013 was primarily due to a decrease in professional consulting expenses. General corporate and administrative expenses may increase in the future as we continue to expand our operations.

Patent litigation and maintenance expenses. Our patent litigation and maintenance expenses consists primarily our professional advisors such as lawyers in charge of the Company's long-term IP assertions and monetization plan and also consists of salaries and related expenses of our team of employees executing the monetization of our intellectual property. The increase of $423,000, or 195%, in the three months ended March 31, 2014 compared to the three months ended March 31, 2013 is primarily attributed to an increase in legal fees related to our IP monetization efforts and patents registration. This increase is also attributed to an increase in employment expenses mainly driven from the appointment of the chairman of our Board of Directors as CEO of our U.S. subsidiary, personally overseeing the monetization of the Company's IP.

Amortization of intangible assets. No amortization of intangible assets recorded in the three months ended March 31, 2014 due to the full impairment of intangible assets recorded at the end of 2013.

Financing income (expenses), net

Our financing expenses, net, in the three months ended March 31, 2014 and March 31, 2013,were as follows (dollar amounts in thousands):

	Three months ended March 31
	2014	2013
Financing income	$53	$49
Financing expenses	$(157)	$(613)
Financing expenses, net	$(104)	$(564)

Financing expenses consist primarily of interest payable on bank loans, bank commissions and foreign exchange losses. Financing income primarily of foreign exchange gains and from interest earned on investments in short term deposits, U.S. and Israeli treasury securities and corporate bonds. Financing income remained stable in the three months ended March 31, 2014 compared to the three months ended March 31 2013. The decrease in financing expenses in the three months ended March 31, 2014 compared to in the three months ended March 31, 2013 of $456,000, or 74%, is mainly due to the exchange rate differentials of the U.S. dollar against the Israeli NIS and the EURO.

Net loss from continuing operations

Our net loss from continuing operations in the three months ended March 31, 2014 and March 31, 2013 was as follows by dollar amounts (in thousands):

	Three months ended March 31
	2014	2013
Net loss from continuing operations	$(3,014)	$(2,809)

The increase of $205,000, or 7%, in the three months ended March 31, 2014 compared to the three months ended March 31, 2013 is primarily due to an increase in the operating expenses partially offset by an increase in our gross profit and a decrease in financing expenses, net, as mentioned above.

Net loss from discontinued operations

Our net loss from discontinued operations in the three months ended March 31, 2014 and March 31, 2013 was as follows (dollar amounts in thousands):

	Three months ended March 31
	2014	2013
Net loss from discontinued operations	$(344)	$(230)

In December 2013, we completed the sale of certain assets, certain subsidiaries and IP assets directly related to our SmartID division. Further, in February 2014, we sold Intercard.

The results from these operations for the reporting periods are presented in the statements of operations as discontinued operations separately from continuing operations.

The increase in net loss from discontinued operations of $114,000 in the three months ended March 31, 2014 compared to the three months ended March 31, 2013 is primarily due to an increase in net loss from discontinued operations activity, and to a lower extent a loss of $7,000 from the Intercard sale, including transaction costs, and the profit due to transfer of its accumulated foreign currency translation adjustments from other comprehensive loss to the statement of operations.

Net loss

Our net loss in the three months ended March 31, 2014 and March 31, 2013 was as follows (dollar amounts in thousands):

	Three months ended March 31
	2014	2013
Net loss	$(3,358)	$(3,039)

The increase in net loss of $319,000, or 10%, in the three months ended March 31, 2014 compared to the three months ended March 31, 2013 is primarily due to increase in the operating expenses and an increase in net loss from discontinued operations, partially offset by an increase in the Company’s gross profit and a decrease in financing expenses, net, as mentioned above.

Liquidity and Capital Resources

Our principal sources of liquidity since our inception have been sales of equity securities, borrowings from banks, cash from the exercise of options and warrants and proceeds from divestitures of parts of our businesses. We had cash and cash equivalents of $10.1 million as of March 31, 2014 and $15 million as of December 31, 2013.  In addition, we had short-term investments of $4.1 million as of March 31, 2014 representing bank deposits (of which an amount of $1.9 million was pledged as a security in respect of guarantees granted to third parties, loans and credit lines received from a bank), and $2.6 million as of December 31, 2013 (of which an amount of $2.4 million had then been pledged as a security in respect of guarantees granted to third parties, loans and credit lines received from a bank).  We believe that we have sufficient capital resources to fund our operations in the next 12 months.   Our investment policy requires investment in high-quality investment-grade securities. As of March 31, 2014, the balance of our long-term loans including current maturities was $4.0 million. Such loans are denominated in the following currencies: U.S. dollars ($515,000; matures in the years 2014 - 2019), New Israeli Shekel ($781,000; matures in the years 2014-2019) South African Rand ($1.0 million; matures in the years 2014 - 2023) and Polish Zloty ($1.7 million; matures in 2014-2017). As of March 31, 2014 these loans bear interest at rates ranging from 3.6%-8.5% (mainly 5%) per annum.

Our composition of long-term loans as of March 31, 2014 was as follows (dollar amounts in thousands):

March 31, 2014
Long-term loans	$4,001
Less - current maturities	950
$3,051

Our composition of short-term loans, bank credit and current maturities of long-term loans as of March 31, 2014 was as follows (dollar amounts in thousands):

	March 31, 2014
	Interest rate
In NIS	6.5%	$804
In USD	4.7%	1,199
In Polish Zloty	3.6%	838
		2,841
Current maturities of long-term loans		950
		$3,791

Agreements that were made with banks, in order to secure bank services and obtain bank credit and loans, include financial covenants and restrictive covenants. Under the covenants definitions, we are obligated to meet at least one of the following: (i) annual revenues of $15 million; (ii) operating profit; (iii) cash balances of $6 million; and (iv) equity at a level of 30% of the total assets.  As of March 31, 2014, we are in compliance with these covenants.

For the three months ended March 31, 2014 we had a negative cash flow from continuing operations of $3.0 million.  We may continue to suffer from negative cash flow from operations. We are looking for ways to increase our cash resources, such as capitalizing on our patent portfolio, sales of assets or parts of our business or raising funds by sale of our equity securities. In addition, we are looking for ways to reduce our financial expenses, including repayment of debt instruments.

Operating activities related to continuing operations

For the three months ended March 31, 2014, net cash used in continuing operating activity was $3.0 million primarily due to a $3.0 million net loss from continuing operations, a $316,000 decrease trade payables, a $313,000 increase in inventory, a $163,000 increase in other receivables and prepaid expenses and a $5,000 gain on sale of property and equipment, partially offset by $331,000 of depreciation, a $192,000 decrease in trade receivables, a $156,000 expense due to stock based compensation issued to employees and others, a $46,000 increase in other current liabilities, a $43,000 increase in deferred tax, a $25,000 decrease in accrued severance pay and a $7,000 increase in accrued interest.

For the three months ended March 31, 2013, net cash used in continuing operating activity was $2.7 million primarily due to a $2.8 million net loss from continuing operations, a $2.8 million decrease in trade payables, a $298,000 decrease in other current liabilities, a $264,000 increase in inventory, a $90,000 decrease in accrued interest and linkage differences, a $20,000 decrease in accrued severance pay and a $3,000 decrease in deferred tax, partially offset by a net $1.8 million decrease in other receivables and prepaid expenses, a $1.4 million decrease in trade receivables, $281,000 of depreciation, a $57,000 expense due to stock based compensation issued to employees and others and $25,000 of amortization of intangible assets.

Operating activities related to discontinued operations

For the three months ended March 31, 2014, net cash used in discontinued operating activities was $874,000. For the three months ended March 31, 2013, net cash provided by discontinued operating activities was $2.2 million. All such cash flows related to the SmartID division and Intercard.

Investing and financing activities related to continuing operations

For the three months ended March 31, 2014, net cash used in continuing investing activities was $1.6 million, mainly due to a $2.0 million investment in short term investments and $98,000 purchase of property and equipment, partially offset by $518,000 in proceeds from the maturity and sale of short term investments and $5,000 in proceeds from the sale of property and equipment.

For the three months ended March 31, 2013, net cash provided by continuing investing activities was $846,000, mainly due to $924,000 in proceeds from the maturity and sale of short term investments and $306,000 in proceeds from restricted deposits for employee benefits, partially offset by $243,000 purchase of short term investments and a $141,000 purchase of property and equipment.

For the three months ended March 31, 2014, net cash used in continuing financing activities was $113,000 mainly due to a $208,000 repayment of long-term bank loans and a $142,000 decrease in short-term bank credit, net, partially offset by $225,000 in proceeds from the exercise of options and $12,000 in proceeds from long-term bank loans.

For the three months ended March 31, 2013, net cash used in continuing financing activities was $124,000 mainly due to a $280,000 repayment of long-term bank loans and a $54,000 decrease in short-term bank credit, net, partially offset by $184,000 in proceeds from the exercise of options and $26,000 in proceeds from long-term bank loans.

Investing and financing activities related to discontinued operations

For the three months ended March 31, 2014, net cash provided by discontinued investing activities was $695,000 mainly due to payments received related to the sale of Intercard.

For the three months ended March 31, 2013, net cash used in discontinued investing activities was $24,000 due to purchases of property and equipment.

For the three months ended March 31, 2014 net cash used in discontinued financing activities was $154,000 mainly due to repayments of short terms loans related to Intercard.

For the three months ended March 31, 2013 net cash used in discontinued financing activities was $474,000 mainly due to repayments of short and long terms loans related to the SmartID division and Intercard.

Off Balance Sheet Arrangements

As of March 31, 2014, we had no off balance sheet arrangements that have had or that we expect would be reasonably likely to have a future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures - We maintain a system of disclosure controls and procedures that are designed for the purposes of ensuring that information required to be disclosed in our SEC reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer, or CEO, and our Chief Financial Officer, or CFO, as appropriate to allow timely decisions regarding required disclosures.

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our CEO and our CFO, of the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended.  Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures are effective.

Changes in Internal Control Over Financial Reporting - There has been no change in our internal control over financial reporting during the first quarter of fiscal 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 6.  Exhibits.

3.1
Amended and Restated Articles of Incorporation (incorporated by reference to the Company’s current report on Form 6-K (Report No. 3) filed with the SEC on October 31, 2013 and the Company’s report on Form 6-K furnished to the SEC on December 9, 2013).

31.1*	Rule 13a-14(a) Certification of Chief Executive Officer.

31.2*	Rule 13a-14(a) Certification of Chief Financial Officer.

32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.

32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

101 *
The following materials from our Quarterly Report on Form 10-Q for the quarter ended March 31, 2014 formatted in XBRL (eXtensible Business Reporting Language): (i) the Interim Unaudited Condensed Consolidated Balance Sheets, (ii) the Interim Unaudited Condensed Consolidated Statements of Operations, (iii) the Interim Unaudited Condensed Consolidated Statements of Comprehensive Loss, (iv) the Interim Unaudited Condensed Statements of Changes in Equity, (v) the Interim Unaudited Condensed Consolidated Statements of Cash Flows, and (vi) the Notes to the Interim Unaudited Condensed Consolidated Financial Statements, tagged as blocks of text and in detail.

*Filed herewith.

** Furnished herewith.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ON TRACK INNOVATIONS LTD.

By: /s/ Ofer Tziperman
Ofer Tziperman, Chief Executive Officer
(Principal Executive Officer)
Dated: May 14, 2014

By: /s/ Shay Tomer
Shay Tomer, Chief Financial Officer
(Principal Financial and Accounting Officer)
Dated:  May 14, 2014