Form 10-Q
period 2014-06-30
ON TRACK INNOVATIONS LTD
filed 2014-08-14
CIK 1021604

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from
__________ to __________

Commission file number 000-49877

ON TRACK INNOVATIONS LTD.
(Exact name of registrant as specified in its charter)

Israel	N/A
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

Z.H.R. Industrial Zone, P.O. Box 32, Rosh Pina, Israel 1200000
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

Yes ☐    No ☒

State the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: 33,220,700 Ordinary Shares outstanding as of August 12, 2014.

ON TRACK INNOVATIONS LTD.

Signatures	20

PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements.

ON TRACK INNOVATIONS LTD. AND ITS SUBSIDIARIES

INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As of June 30, 2014

(Unaudited)

On Track Innovations Ltd.
and its Subsidiaries

Interim Unaudited Condensed Consolidated Financial Statements as of June 30, 2014

Contents

Page

Interim Unaudited Condensed Consolidated Balance Sheets	F-2 - F-3

Interim Unaudited Condensed Consolidated Statements of Operations	F-4

Interim Unaudited Condensed Consolidated Statements of Comprehensive Loss	F-5

Interim Unaudited Condensed Consolidated Statements of Changes in Equity	F-6

Interim Unaudited Condensed Consolidated Statements of Cash Flows	F-7 - F-8

Notes to the Interim Unaudited Condensed Consolidated Financial Statements	F-9 - F-18

On Track Innovations Ltd.
and its Subsidiaries

Interim Unaudited Condensed Consolidated Balance Sheets

US dollars in thousands except share and per share data

	June 30	December 31
	2014	2013
Assets

Current assets
Cash and cash equivalents	$6,114	$14,962
Short-term investments	4,448	2,601
Trade receivables (net of allowance for doubtful
accounts of $610 as of June 30, 2014
and December 31, 2013)	6,526	5,134
Other receivables and prepaid expenses	3,377	4,632
Inventories	3,572	3,477
Assets from discontinued operations - held for sale	-	3,919
Total current assets	24,037	34,725

Long term restricted deposit for employees benefit	626	623

Severance pay deposits	728	738

Property, plant and equipment, net	9,318	9,837

Deferred tax asset	51	173

Total Assets	$34,760	$46,096

The accompanying notes are an integral part of these interim unaudited condensed consolidated financial statements.

On Track Innovations Ltd.
and its Subsidiaries

Interim Unaudited Condensed Consolidated Balance Sheets

US dollars in thousands except share and per share data

	June 30	December 31
	2014	2013

Liabilities and Equity

Current Liabilities
Short-term bank credit and current maturities
of long-term bank loans	$4,142	$3,842
Trade payables	9,705	9,255
Other current liabilities	3,011	6,299
Liabilities from discontinued operations - held for sale	-	2,956
Total current liabilities	16,858	22,352

Long-Term Liabilities
Long-term loans, net of current maturities	2,816	3,342
Accrued severance pay	1,691	1,706
Deferred tax liability	304	292
Total long-term liabilities	4,811	5,340

Total Liabilities	21,669	27,692

Equity
Shareholders' Equity
Ordinary shares of NIS 0.1 par value: Authorized –
50,000,000 shares as of June 30, 2014 and
December 31, 2013; issued: 34,386,066 and 34,199,511
shares as of June 30, 2014 and December 31, 2013,
respectively; outstanding: 33,207,367 and 33,020,812 shares
as of June 30, 2014 and December 31, 2013, respectively	860	854
Additional paid-in capital	212,892	212,246
Treasury shares at cost - 1,178,699 shares	(2,000)	(2,000)
Accumulated other comprehensive income (loss)	(345)	28
Accumulated deficit	(197,762)	(192,179)
Total Shareholder’s equity	13,645	18,949
Non-controlling interest	(554)	(545)

Total Equity	13,091	18,404

Total Liabilities and Equity	$34,760	$46,096

The accompanying notes are an integral part of these interim unaudited condensed consolidated financial statements.

On Track Innovations Ltd.
and its Subsidiaries

Interim Unaudited Condensed Consolidated Statements of Operations

US dollar in thousands except share and per share data

	Three months ended June 30		Six months ended June 30
	2014	2013*	2014	2013 *
Revenues
Sales	$5,852	$3,385	$9,690	$5,949
Licensing and transaction fees	1,302	1,149	2,662	2,227

Total revenues	7,154	4,534	12,352	8,176

Cost of revenues
Cost of sales	3,847	1,914	6,447	3,553

Gross profit	3,307	2,620	5,905	4,623
Operating expenses
Research and development	1,221	1,131	2,381	1,988
Selling and marketing	2,072	1,587	4,192	3,231
General and administrative	1,638	2,043	3,109	3,550
Patent litigation and maintenance	380	202	1,019	418
Amortization of intangible assets	-	28	-	53

Total operating expenses	5,311	4,991	10,701	9,240

Operating loss from continuing operations	(2,004)	(2,371)	(4,796)	(4,617)

Financial expense, net	(249)	(256)	(353)	(821)

Loss from continuing operations
before taxes on income	(2,253)	(2,627)	(5,149)	(5,438)

Income tax	(55)	2	(173)	4

Net loss from continuing operations	(2,308)	(2,625)	(5,322)	(5,434)
Net income (loss) from discontinued operations	74	321	(270)	91

Net loss	(2,234)	(2,304)	(5,592)	(5,343)

Net loss attributable to noncontrolling interest	15	31	9	64
Net loss attributable to shareholders	$(2,219)	$(2,273)	$(5,583)	$(5,279)

Basic and diluted net loss attributable to shareholders per ordinary share
From continuing operations	(0.07)	(0.08)	(0.16)	(0.16)
From discontinued operations	** -	0.01	(0.01)	** -

	$(0.07)	$(0.07)	$(0.17)	$(0.16)

Weighted average number of ordinary shares
used in computing basic and diluted net loss
per ordinary share	33,228,978	32,495,334	33,212,538	32,467,881

*Reclassified to conform with the current period presentation, see note 1C.

**Less than 0.01 per ordinary share

The accompanying notes are an integral part of these interim unaudited condensed consolidated financial statements.

On Track Innovations Ltd.
and its Subsidiaries

Interim Unaudited Condensed Consolidated Statements of Comprehensive Loss

US dollars in thousands

	Three months ended June 30		Six months ended June 30
	2014	2013	2014	2013

Total comprehensive loss:
Net loss	$(2,234)	$(2,304)	$(5,592)	$(5,343)
Foreign currency translation adjustments	(13)	(101)	(37)	(174)
Foreign currency translation released following sale of a subsidiary	-	-	(336)	-
Net unrealized gain on available-for-sale securities	-	10	-	34
Reclassification adjustment for loss on available-for-sale securities	-	(78)	-	(69)

Total comprehensive loss	$(2,247)	$(2,473)	$(5,965)	$(5,552)
Comprehensive loss attributable to the non-controlling interest	15	35	9	63

Total comprehensive loss attributable to shareholders	$(2,232)	$(2,438)	$(5,956)	$(5,489)

The accompanying notes are an integral part of these interim unaudited condensed consolidated financial statements.

On Track Innovations Ltd.
and its Subsidiaries
Interim Unaudited Condensed Consolidated Statements of Changes in Equity

US dollars in thousands

					Accumulated
			Additional	Treasury	other
	Number of	Share	paid-in	Shares	comprehensive	Accumulated	Noncontrolling	Total
	Shares issued	capital	capital	(at cost)	Income (loss)	deficit	interest	equity

Balance as of December 31, 2012	32,938,011	$820	$210,853	$(2,000)	$36	$(189,131)	$(459)	$20,119

Changes during the six month period
ended June 30, 2013:

Stock-based compensation related to
options and shares issued to employees	-	-	154	-	-	-	-	154
Exercise of options and warrants	496,500	13	226	-	-	-	-	239
Foreign currency translation adjustments	-	-	-	-	(174)	-	1	(173)
Change in net unrealized gain on
available- for-sale securities	-	-		-	(35)	-	-	(35)
Net loss	-	-	-	-	-	(5,279)	(64)	(5,343)
Balance as of June 30, 2013	33,434,511	$833	$211,233	$(2,000)	$(173)	$(194,410)	$(522)	$14,961

Balance as of December 31, 2013	34,199,511	$854	$212,246	$(2,000)	$28	$(192,179)	$(545)	$18,404

Changes during the six month period
ended June 30, 2014:

Stock-based compensation related to
options and shares issued to employees	-	-	436	-	-	-	-	436
Exercise of options	186,555	6	210	-	-	-	-	216
Foreign currency translation adjustments	-	-	-	-	(373)	-	-	(373)
Net loss	-	-	-	-	-	(5,583)	(9)	(5,592)
Balance as of June 30, 2014	34,386,066	$860	$212,892	$(2,000)	$(345)	$(197,762)	$(554)	$13,091

The accompanying notes are an integral part of these interim unaudited condensed consolidated financial statements.

On Track Innovations Ltd.
and its Subsidiaries
Interim Unaudited Condensed Consolidated Statements of Cash Flows

US dollars in thousands

	Six months ended June 30
	2014	2013*
Cash flows from continuing operating activities
Net loss from continuing operations	$(5,322)	$(5,434)
Adjustments required to reconcile net loss to
net cash used in continuing operating activities:
Stock-based compensation related to options and shares issued
to employees	436	113
Gain on sale of property and equipment	(5)	(11)
Amortization of intangible assets	-	53
Depreciation	648	556

Changes in operating assets and liabilities:
Accrued severance pay, net	(6)	(157)
Accrued interest and linkage differences	(8)	69
Deferred tax, net	134	(6)
Decrease (increase) in trade receivables	(1,676)	365
Decrease (increase) in other receivables and prepaid expenses	(138)	1,390
Increase in inventories	(104)	(792)
Increase (decrease) in trade payables	816	(1,413)
Decrease in other current liabilities	(1,018)	(760)
Net cash used in continuing operating activities	(6,243)	(6,027)

Cash flows from continuing investing activities

Purchase of property and equipment	(202)	(1,595)
Purchase of short term investments	(2,402)	(295)
Proceeds from restricted deposit for employees benefit	-	306
Proceeds from maturity or sale of short - term investments	560	5,541
Proceeds from sale of property and equipment	5	11
Net cash provided by (used in) continuing investing activities	(2,039)	3,968

Cash flows from continuing financing activities
Increase (decrease) in short-term bank credit, net	215	(2,325)
Proceeds from long-term bank loans	12	1,398
Repayment of long-term bank loans	(436)	(601)
Proceeds from exercise of options	311	239
Net cash provided by (used in) continuing financing activities	102	(1,289)

Cash flows from discontinued operations
Net cash provided by (used in) discontinued operating activities	(1,264)	1,132
Net cash provided by (used in) discontinued investing activities	695	(61)
Net cash used in discontinued financing activities	(154)	(722)
Total net cash provided by (used in) discontinued operations	(723)	349

Effect of exchange rate changes on cash and cash equivalents	55	(112)

Decrease in cash and cash equivalents	(8,848)	(3,111)
Cash and cash equivalents at the beginning of the period	14,962	9,304

Cash and cash equivalents at the end of the period	$6,114	$6,193

* Reclassified to conform with current period presentation, see note 1C.

The accompanying notes are an integral part of these interim unaudited condensed consolidated financial statements.

On Track Innovations Ltd.
and its Subsidiaries

Interim Unaudited Condensed Consolidated Statements of Cash Flows (cont’d)

US dollars in thousands

Six months ended June 30
	2014	2013
Supplementary cash flows activities:

Cash paid during the period for:

Interest paid	$147	$110

Income taxes paid	$33	$170

On Track Innovations Ltd.
and Subsidiaries
Notes to the Interim Unaudited Condensed Consolidated Financial Statements

US dollars in thousands

Note 1 - Organization and Basis of Presentation

A.	Description of business

On Track Innovations Ltd. (the “Company”) was founded in 1990, in Israel. The Company and its subsidiaries (together “the Group”) are principally engaged in the field of design and development of cashless payment solutions. The Company’s shares are listed for trading on NASDAQ (Symbol: OTIV).

B.           Interim Unaudited Financial Information

The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements and therefore should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

In the opinion of management, all adjustments considered necessary for a fair presentation, consisting of normal recurring adjustments, have been included. Operating results for the six month period ended June 30, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014.

Use of Estimates:
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the assets, liabilities, revenue, costs, expenses and accumulated other comprehensive income/(loss) that are reported in the Interim Consolidated Financial Statements and accompanying disclosures. These estimates are based on management’s best knowledge of current events, historical experience, actions that the Company may undertake in the future and on various other assumptions that are believed to be reasonable under the circumstances. As a result, actual results may be different from these estimates.

C.           Divestiture of operations

In December 2013, the Company completed the sale of certain assets, subsidiaries and intellectual property ("IP") relating to its Smart ID division. Accordingly the results and the cash flows of this operation for all reporting periods are presented in the statements of operations and in the statements of cash flows, respectively, as discontinued operations separately from continuing operations. During the six month period ended June 30, 2014 the Company recorded profit from contingent consideration in the amount of $230 according to the earn out mechanism. This profit is presented as ‘other income, net’ within loss from discontinued operations for the six months ended June 30, 2014 (see also note 7).

On Track Innovations Ltd.
and Subsidiaries
Notes to the Interim Unaudited Condensed Consolidated Financial Statements

US dollars in thousands

Note 1 - Organization and Basis of Presentation (cont’d)

C.           Divestiture of operations (cont’d)

In February 2014, the Company signed a final agreement to sell its wholly owned German subsidiary, Intercard System Electronics GmbH ( “Intercard”), for a total purchase price of EURO 700 (approx. $960) and an additional immaterial contingent consideration based on future sales (the "German Subsidiary Divesture”). Accordingly, the results and the cash flows of this operation for all reporting periods are presented in the statements of operations and in the statements of cash flows, respectively, as discontinued operations separately from continuing operations. The Company recorded a loss from this divesture, including transaction costs, in the amount of $343. In addition, the Company recorded a profit in the amount of $336 due to transfer of Intercard’s accumulated foreign currency translation adjustments from other comprehensive loss to the statement of operations. Those amounts are presented as ‘other loss, net’ from discontinued operations for the six months ended June 30, 2014 (see also note 7).

All comparative figures have been reclassified to conform with current year presentation.

D.           Patent litigation and maintenance expenses

Patent litigation and maintenance expenses, which consist of salaries and consultants’ fees, are expensed as incurred.  The Company presents such expenses as a separate item within its operating expenses because it believes that such presentation improves the understandability of the statement of operations.

Note 2 – Recent Accounting Pronouncements

A.
In April 2014, the Financial Accounting Standards Board (“FASB”) issued ASU 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity, which changes the requirements for reporting discontinued operations. Under the ASU, discontinued operations is defined as either a:

•	Component of an entity, or group of components, that

o	Has been disposed of meets the criteria to be classified as held-for-sale, or has been abandoned/spun-off; and
o	Represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results, or a

•	Business or nonprofit activity that, on acquisition, meets the criteria to be classified as held-for-sale.

Under this ASU, continuing involvement in the disposed component is no longer relevant for evaluating discontinued operations presentation. However, the ASU requires specific disclosures about entities’ continuing involvement with discontinued operations.

On Track Innovations Ltd.
and Subsidiaries
Notes to the Interim Unaudited Condensed Consolidated Financial Statements

US dollars in thousands

Note 2 – Recent Accounting Pronouncements (cont'd)

The new ASU is effective for the Company prospectively for both:

•	All disposals (or classifications as held for sale) of components that occur within annual periods beginning on or after December 15, 2014, and interim periods within those years, and
•	All business that, on acquisition, are classified as held for sale that occur within annual periods beginning on or after December 15, 2014, and interim periods within those years.

The extent of this standard’s effect depends on the management’s plan to divest operations in the future, if at all, and the Company is currently evaluating its potential effect on the consolidated financial statements and related disclosures.

B.
On May 28, 2014, the Financial Accounting Standards Board (“FASB”) issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), which requires an entity to recognize the amount of revenues to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The new standard is effective for the Company on January 1, 2017. Early application is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method. The Company is currently evaluating the effect that ASU 2014-09 will have on its consolidated financial statements and related disclosures. The Company has not yet selected a transition method nor has it determined the effect of the standard on its ongoing financial reporting.

Note 3 - Other Receivables and Prepaid Expenses

	June 30	December 31
	2014	2013
Government institutions	$450	$309
Prepaid expenses	1,058	818
Receivables under contractual obligations to be transferred to others *	600	1,288
Receivables related to the Smart ID Division Divestiture	-	1,572
Other receivables	1,269	645

	$3,377	$4,632

*	The Company’s subsidiary in Poland is required to collect certain fees that are to be transferred to local authorities.

On Track Innovations Ltd.
and Subsidiaries
Notes to the Interim Unaudited Condensed Consolidated Financial Statements

US dollars in thousands

Note 4 - Inventories

Inventories consist of the following:

	June 30	December 31
	2014	2013
Raw materials	$1,095	$775
Work in progress	506	665
Finished products	1,971	2,037

	$3,572	$3,477

Note 5 - Other Current Liabilities

	June 30	December 31
	2014	2013
Employees and related expenses	$1,526	$2,116
Accrued expenses	792	1,541
Customer advances	241	877
Government institutions related to the Smart ID Division Divesture	-	1,572
Other current liabilities	452	193

	$3,011	$6,299

Note 6 - Commitments and Contingencies

A.	Legal claims

1.
On January 27, 2013, a former employee of the Company (in this paragraph, the "Plaintiff"), filed a lawsuit against the Company in the District Labor Court of Tel Aviv (in this paragraph the “Court”) in the amount of NIS 1,400 (approximately $375). The plaintiff alleges that the Company breached its employment agreement with him, and that the Company owes him commission payments for certain sales. On March 2, 2014, the parties filed a settlement agreement with the Court according to which the parties released each other from their respective claims and counter claims, which was approved by the Court on March 4, 2014.

2.
On October 3, 2013, a financial claim was filed against the Company and its then French subsidiary, Parx France (in this paragraph, together the “Defendants”), in the Commercial Court of Paris, France (in this paragraph, the “Court”). The sum of the claim is €1.5 million (approximately $2.0 million), and is based on the allegation that the plaintiff sustained certain losses in connection with Defendants not granting the plaintiff exclusive marketing rights to distribute and operate the Defendants’ PIAF Parking System in Paris and the Ile of France. The Company filed an initial memorandum of defense rejecting the plaintiff’s allegations and claims. On May 19, 2014, during a preliminary Court hearing, it was established that the plaintiff, at all relevant times, was and is insolvent and under receivership, and therefore does not have the legal capacity to pursue the claim. The Court has schedule an additional preliminary hearing for October 7, 2014, where the Court will hear the plaintiff's, or its receiver's, response on the matter. Based on the advice of counsel, the Company currently believes that it has no material obligations to the Plaintiff and that there is no need for a provision for the claim.

On Track Innovations Ltd.
and Subsidiaries
Notes to the Interim Unaudited Condensed Consolidated Financial Statements

US dollars in thousands

Note 6 - Commitments and Contingencies (cont’d)

A.	Legal claims (cont’d)

3.
On July 29, 2014, a former employee of the Company's Smart ID division filed a financial claim against the Company in the Regional Labor Court in Tel Aviv. The sum of the claim is NIS 4,744 (approximately $1,343), and is based on the allegation that the Company owes the plaintiff certain commissions. The Company has not yet filed a statement of defense. At this point, the Company cannot asses the outcome of this claim.

B.	Guarantees

As of June 30, 2014, the Company granted guarantees to third parties including performance guarantees and guarantees to secure customer advances in the sum of $1,102.

The expiration dates of the guarantees range from July 2014 to May 2016.

Note 7 – Discontinued operations

As described in Note 1C, the Company divested the SmartID division and its interest in Intercard and presented these activities as discontinued operations. The loss from the German Subsidiary Divesture, including transaction costs, and the profit due to transfer of its accumulated foreign currency translation adjustments from other comprehensive loss to the statement of operations and the contingent consideration derived from the Smart ID division divesture are presented below as ‘other income, net’.

Set forth below are the results of the discontinued operations:

	Three months ended June 30		Six months ended June 30
	2014	2013	2014	2013
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenues	-	4,672	1,131	9,657
Expenses	(156)	(4,351)	(1,624)	(9,566)
Other income, net	230	-	223	-
Net profit (loss) from discontinued operations	74	321	(270)	91

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

The Company, in estimating fair value for financial instruments, used the following methods and assumptions:

The carrying amounts of cash and cash equivalents, short-term deposits in banks, trade receivables, short-term bank credit and trade payables are equivalent to, or approximate their fair value due to the short-term maturity of these instruments.

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

The carrying amounts of variable interest rate long-term loans are equivalent or approximate to their fair value as they bear interest at approximate market rates. At June 30, 2014, fair value of bank loans with fixed interest rates did not differ materially from the carrying amount.

On Track Innovations Ltd.
and Subsidiaries
Notes to the Interim Unaudited Condensed Consolidated Financial Statements

US dollars in thousands

Note 8 - Fair Value of Financial Instruments (cont'd)

As of June 30, 2014, the Company held approximately $4,448 of short-term bank deposits (as of December 31, 2013, $ 2,601). Short-term deposits in the amount of $1,825 have been pledged as security in respect of guarantees granted to third parties, loans and credit lines received from a bank (as of December 31, 2013 - $ 2,381) and cannot be pledged to others or withdrawn without the consent of the bank.
As of June 30, 2014 and December 31, 2013, no investment securities were held by the Company.

Note 9 – Equity

A.	Stock option plans

On March 26, 2014, the Company's Board of Directors approved a further increase of 750,000 options to be reserved under the Company’s share option plan. The increase of the options reserve and corresponding amendment of the Company’s share options plan was approved by the Company’s General Shareholders Meeting on May 26, 2014. Accordingly, on June 17, 2014 the Company filed a Registration Statement on Form S-8 for the increase of the options reserve.

During the six months ended June 30, 2014 and June 30, 2013, 1,006,667 and 170,000 options were granted, respectively. The vesting period for the options ranges from immediate vesting to vesting over a three year period. The exercise price of options under the plan is at varying prices. Those options expire up to five years after the date of the grant. Any options which are forfeited or cancelled before expiration become available for future grants.

The fair value of each option granted to employees during the six months ended June 30, 2014 and during the year ended December 31, 2013, for which the exercise price was greater than par value, was estimated on the date of grant, using the Black-Scholes model and the following assumptions:

1.	Dividend yield of zero percent for all periods.

2.
Risk-free interest rate of 0.79%-1.05% and 0.57% for grants during the six months ended June 30, 2014 and June 30, 2013, respectively, based on U.S. Treasury yield curve in effect at the time of grant.

3.	Estimated expected lives of 2.85-3.5 and 3.5 for grants during the six months ended June 30, 2014 and June 30, 2013, respectively.

4.
Expected average volatility of 66%-67% and 70% for grants during the six months ended June 30, 2014 and June 30, 2013, respectively, which represent a weighted average standard deviation rate for the price of the Company's Ordinary Shares in the NASDAQ Global Market.

The Company’s options activity (including options to non-employees) and options outstanding and options exercisable as of December 31, 2013 and June 30, 2014, are summarized in the following table:

	Number of	Weighted
	options	average exercise
	outstanding	price per share
Outstanding – December 31, 2013	1,789,616	1.65

Options granted	1,006,667	2.32
Options expired or forfeited	(136,500)	0.83
Options exercised	(186,555)	1.21
Outstanding – June 30, 2014	2,473,228	1.99

Exercisable as of:
December 31, 2013	800,616	$1.53
June 30, 2014	756,396	$1.66

 On Track Innovations Ltd.
 and Subsidiaries
Notes to the Interim Unaudited Condensed Consolidated Financial Statements

US dollars in thousands

Note 9 - Equity (cont'd)

The weighted average fair value of options granted during the six months ended June 30, 2014 and during the year ended December 31, 2013 is $1.07 and $1.26, respectively per option.

The aggregate intrinsic value of outstanding options at June 30, 2014 and December 31, 2013 is approximately $1,188 and $2,774, respectively. The aggregate intrinsic value of exercisable options at June 30, 2014 and December 31, 2013 is approximately $548 and $1,391, respectively.

The following table summarizes information about options outstanding and exercisable (including options to non-employees) as of June 30, 2014:

	Options outstanding			Options Exercisable
	Number	Weighted		Number	Weighted
	outstanding	average	Weighted	Outstanding	average	Weighted
	as of	remaining	Average	As of	remaining	Average
Range of	June 30,	contractual	Exercise	June 30,	contractual	Exercise
exercise price	2014	life (years)	Price	2014	life (years)	Price
$0.03	60,116	1.90	$0.03	60,116	1.90	$0.03
0.90	263,500	4.22	0.90	152,833	4.05	0.90
1.08-1.45	234,000	2.79	1.16	99,000	2.81	1.18
1.46	275,000	4.13	1.46	-	-	-
1.67-2.08	120,000	2.28	1.71	77,500	2.33	1.68
2.24-2.58	1,270,612	4.07	2.35	366,947	2.29	2.37
3.18-3.23	250,000	4.46	3.21	-	-	-
	2,473,228	3.87		756,396	2.69

As of June 30, 2014, there was approximately $1,914 of total unrecognized compensation cost related to non-vested share based compensation arrangements. That cost is expected to be recognized over a weighted-average period of approximately 2.5 years.

During the six months ended June 30, 2014 and June 30, 2013, the Company recorded share-based compensation expenses in the amount of $436 and $154, respectively, in accordance with ASC 718.

B.           Warrants

The following table summarizes information about warrants outstanding and exercisable as of June 30, 2014:

	Warrants outstanding			Warrants Exercisable
	Number	Weighted		Number	Weighted
	outstanding	average	Weighted	Outstanding	average	Weighted
	as of	remaining	Average	As of	remaining	Average
Range of	June 30,	contractual	Exercise	June 30,	contractual	Exercise
exercise price	2014	life (years)	Price	2014	life (years)	Price
$0.03	110,861	2.6	$0.03	56,644	2.43	$0.03
$3.75	260,869	1.6	3.75	260,869	1.6	3.75
	371,730	1.9		317,513	1.76

On Track Innovations Ltd.
and Subsidiaries
Notes to the Interim Unaudited Condensed Consolidated Financial Statements

US dollars in thousands

Note 10 - Operating segments

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

Information regarding the results of each reportable segment is included below based on the internal management reports that are reviewed by the CODM.

	Three months ended June 30, 2014
	Petroleum	Retail and Mass Transit	Parking	Other	Consolidated

Revenues	$1,509	$4,753	$502	$390	$7,154

Reportable segment gross profit *	941	2,026	335	190	3,492

Reconciliation of reportable segment
gross profit to profit for the period

Depreciation					(177)
Stock based compensation					(8)

Gross profit for the period					$3,307

	Three months ended June 30, 2013
	Petroleum	Retail and Mass Transit	Parking	Other	Consolidated

Revenues	$1,068	$2,594	$656	$216	$4,534

Reportable segment gross profit *	779	1,394	430	152	2,755

Reconciliation of reportable segment
gross profit to profit for the period

Depreciation					(131)
Stock based compensation					(4)

Gross profit for the period					$2,620

On Track Innovations Ltd.
and Subsidiaries
Notes to the Interim Unaudited Condensed Consolidated Financial Statements

US dollars in thousands

Note 10 - Operating segments (cont'd)

	Six months ended June 30, 2014
	Petroleum	Retail and Mass Transit	Parking	Other	Consolidated

Revenues	$2,168	$8,140	$1,183	$861	$12,352

Reportable segment gross profit *	1,376	3,679	771	453	6,279

Reconciliation of reportable segment
gross profit to profit for the period

Depreciation					(360)
Stock based compensation					(14)

Gross profit for the period					$5,905

	Six months ended June 30, 2013
	Petroleum	Retail and Mass Transit	Parking	Other	Consolidated

Revenues	$2,246	$4,321	$1,161	$448	$8,176

Reportable segment gross profit *	1,494	2,409	723	280	4,906

Reconciliation of reportable segment
gross profit to profit for the period

Depreciation					(275)
Stock based compensation					(8)

Gross profit for the period					$4,623

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

Our business and operations are subject to substantial risks, which increase the uncertainty inherent in the forward-looking statements contained in this Quarterly Report. Except as required by law, we undertake no obligation to release publicly the result of any revision to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Further information on potential factors that could affect our business is described among others under the heading “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2013, filed with SEC. Readers are also urged to carefully review and consider the various disclosures we have made in that report.

As used in this Quarterly Report, the terms "we", "us", "our", “the Company”, and "OTI" mean On Track Innovations Ltd. and our subsidiaries and affiliates, unless otherwise indicated or as otherwise required by the context.

Overview

We are a pioneer and leading developer of cutting-edge secure cashless payment solutions and for over two decades, we have provided innovative technology to worldwide enterprises. We operate in three main segments: Petroleum, Retail and Mass Transit and Parking.  In addition to our three reportable segments, certain products for the medical industry and other secure smart card solutions are classified under "Other" in segment analysis appearing in this Quarterly Report.

Our field-proven suite of cashless payment solutions is based on an extensive IP portfolio boasting 28 patent families, including 91 registered patents and patent applications worldwide. Since our incorporation in 1990, we have built an international reputation for reliability and innovation – deploying hundreds of solutions for banking, mobile network operators, vending, mass transit, petroleum and parking.

We operate a global network of regional offices, franchisees, distributors and partners to support various solutions deployed in 55 countries across the globe.

In 2013, we made a strategic decision to focus our efforts on our core business of providing cashless payment solutions based among other things on contactless and near-field communication, or NFC, technology and to divest businesses in the Company that are not within this business scope. According to our new strategy, among other things, we: (i) divested the operations of Parx France S.A.S., except for certain exclusive distribution rights thereof, in August 2013; (ii) sold our SmartID division in December 2013; and (iii) sold our wholly owned German subsidiary, Intercard System Electronics GmbH, or Intercard, in February 2014.

By optimizing our operational structure, we better leveraged our core competencies in the areas of cashless payment solutions as we did in the first half of 2014 and we intend to continue doing so in the near future. In addition, these divestures allow us to focus on building our sales momentum, leveraging our growing industry adoption as a technology leader in the fast growing NFC and cashless payments markets, and reducing unnecessary headcount and costs. We believe that this approach will allow us to expand faster and into more new territories.

In addition, we made a strategic decision to focus on enforcing our patent portfolio, and on monetizing our IP through licensing, customized technology solutions, strategic partnerships and litigation, all led by the chairman of our board who also serves as CEO of our U.S. subsidiary, OTI America Inc.

Results of Operations

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

The results from such operations and the cash flows for the reporting periods are presented in the statements of operations and in the statements of cash flow, as discontinued operations separately from continuing operations.

All the data in this Quarterly Report that are derived from our financial statements, unless otherwise specified, excludes the results of those discontinued operations.

Three months ended June 30, 2014, compared to the three months ended June 30, 2013

Sources of Revenue

We have historically derived a substantial majority of our revenues from the sale of our products, including both complete systems and OEM components. In addition, we generate revenues from licensing and transaction fees, and also, less significantly, from engineering services, customer services and technical support. During the three months ended June 30, 2014 and 2013, the revenues that we have derived from sales and licensing and transaction fees were as follows by dollar amounts (in thousands):

	Three months ended June 30
	2014	2013
Sales	$5,852	$3,385
Licensing and transaction fees	$1,302	$1,149
Total revenues	$7,154	$4,534

Sales increased by $2.5 million, or 73%, in the three months ended June 30, 2014, compared to the three months ended June 30, 2013. The increase is mainly attributed to an increase in retail segment sales related to our NFC readers in the U.S. market and of our oti Wave product in Asia.

Licensing and transaction fees include one-time and periodic payments for manufacturing or distribution rights for our products, as well as licensing our IP rights to third parties.  Transaction fees are paid by customers based on the volume of transactions processed by systems that contain our products. The increase of $153,000, or 13% in the three months ended June 30, 2014, compared to the three months ended June 30, 2013, was mainly due to an increase in license fees related to the Mass Transit Ticketing market.

We expect to generate additional revenues from transaction fees in the future as the installation and usage of systems that contain our products become more widespread.

We have historically derived revenues from different geographical areas.  The following table sets forth our revenues, by dollar amount (in thousands) and as a percentage of revenues in different geographical areas, in the three months ended June 30, 2014 and 2013:

Three months ended June 30	Americas		Europe		Asia		Africa
2014	$2,573	36%	$1,767	25%	$1,479	21%	$1,335	18%
2013	$1,514	33%	$1,636	36%	$438	10%	$946	21%

Our revenues from sales in Americas increased by $1.1 million, or 70%, in the three months ended June 30, 2014, compared to the three months ended June 30, 2013, mainly due to an increase in sales of NFC readers to the U.S. market.

Our revenues from sales in Europe increased by $131,000, or 8%, for the three months ended June 30, 2014, compared to the three months ended June 30, 2013, mainly from an increase in our NFC readers sold to the European market offset by a decrease in parking segment sales.

Our revenues from sales in Asia increased by $1 million, or 238%, in the three months ended June 30, 2014, compared to the three months ended June 30, 2013, mainly due to increased retail segment revenues from our oti Wave product and increased revenues from access control products.

Our revenues from sales in Africa increased by $389,000, or 41%, in the three months ended June 30, 2014, compared to the three months ended June 30, 2013, mainly due to  an increase in our petroleum segment sales.

Our revenues derived from outside the U.S., which are primarily received in currencies other than the U.S. dollar, will have a varying impact upon our total revenues, as a result of fluctuations in such currencies’ exchange rates versus the U.S. dollar.

The following table sets forth our revenues, by dollar amount (in thousands) and as a percentage of revenues by segments, during the three months ended June 30, 2014, and June 30, 2013:

Three months ended June 30	Petroleum		Parking		Retail and Mass Transit Ticketing		Other
2014	$1,509	21%	$502	7%	$4,753	66%	$390	6%
2013	$1,068	24%	$656	14%	$2,594	57%	$216	5%

Revenues in the three months ended June 30, 2014, from Petroleum increased by $441,000, or 41%, compared to the three months ended June 30, 2013, mainly due to an increase in sales of Petroleum products in the African markets.

Revenues from Retail and Mass Transit Ticketing increased by $2.2 million, or 83%, in the three months ended June 30, 2014, compared to the three months ended June 30, 2013.  This increase is mainly due to  increased sales of NFC readers to the U.S. market and our OTI Wave product to the Asian market.

Revenues in the three months ended June 30, 2014, from Parking decreased by $154,000, or 23%, compared to the three months ended June 30, 2013, mainly due to a decrease in revenues generated from the European market.

Revenues in the three months ended June 30, 2014, from Other products, including MediSmart and access control products, increased by $174,000, or 81%, in the three months ended June 30, 2014, compared to the three months ended June 30, 2013, mainly due to an increase in sales of access control products in Asia.

Cost of Revenues and Gross Margin

Our cost of revenues, presented by gross profit and gross margin percentage, in the three months ended June 30, 2014 and 2013, were as follows by dollar amounts (in thousands):

	Three months ended June 30
	2014	2013
Cost of sales	$3,847	$1,914
Gross profit	$3,307	$2,620
Gross margin percentage	46%	58%

Cost of sales.  Cost of revenues relating to sales consists primarily of materials, as well as salaries, fees to subcontractors and related costs of our technical staff that assemble our products.  The increase of $1.9 million, or 101%, in the three months ended June 30, 2014, compared to the three months ended June 30, 2013, resulted primarily from the need to support the material growth in our revenues, including increased consumption of materials from retail products.

Gross margin. Gross margin decreased to 46% in the three months ended June 30, 2014, from 58% in the three months ended June 30, 2013. The decreases in our overall gross margin are mainly attributed to a change in our revenue mix driven by an increase of Retail products revenues in the three months ended June 30, 2014, compared to the three months ended June 30, 2013.

Operating expenses

Our operating expenses in the three months ended June 30, 2014 and 2013, were as follows by dollar amounts (in thousands):

	Three months ended June 30
	2014	2013
Research and development	$1,221	$1,131
Selling and marketing	$2,072	$1,587
General and administrative	$1,638	$2,043
Patent litigation and maintenance	$380	$202
Amortization of intangible assets	$-	$28
Total operating expenses	$5,311	$4,991

Research and development.  Our research and development expenses consist primarily of the salaries and related expenses of our research and development staff, as well as subcontracting expenses. All research and development costs are expensed as incurred. The increase of $90,000, or 8%, in the three months ended June 30, 2014, compared to the three months ended June 30, 2013, is primarily attributed to an increase in subcontractor expenses related to new certifications and products. Our research and development expenses may increase in the future as we continue to develop new products and new applications for our existing products.

Selling and marketing.  Our selling and marketing expenses consist primarily of salaries and substantially all of the expenses of our sales and marketing subsidiaries and offices in the U.S., South Africa and Europe, as well as expenses related to advertising, professional expenses and participation in exhibitions and tradeshows.  The increase of $485,000, or 31%, in the three months ended June 30, 2014, compared to the three months ended June 30, 2013, is primarily attributed to an increase in employment and business trips expenses due to an increase in the number of selling and marketing employees, and to an increase in distributors’ commissions expenses as a result of the increase in revenues. Our selling and marketing expenses may increase in the future as we continue to expand our local sales and marketing subsidiaries, open new offices and in the event that we hire additional personnel.

General and administrative.  Our general and administrative expenses consist primarily of salaries and related expenses of our executive management, financial and administrative staff. These expenses also include costs of our professional advisors (such as lawyers and accountants), directors’ fees and Board of Directors initiatives, office expenses, insurance and general and administrative expenses, and provision for doubtful accounts. The decrease of $405,000, or 20%, in the three months ended June 30, 2014, compared to the three months ended June 30, 2013, was primarily due to a decrease in professional consulting expenses partially offset by an increase stock based compensation expenses. General corporate and administrative expenses may increase in the future as we continue to expand our operations.

Patent litigation and maintenance expenses. Our patent litigation and maintenance expenses consists primarily our professional advisors such as lawyers in charge of the Company's long-term IP assertions and monetization plan and also consists of salaries and related expenses of our team of employees executing the monetization of our intellectual property. The increase of $178,000 million, or 88%, in the three months ended June 30, 2014, compared to the three months ended June 30, 2013, is primarily attributed to an increase in legal fees related to our IP monetization efforts and patents registration. This increase is also attributed to an increase in employment expenses mainly driven from the appointment of the chairman of our Board of Directors as CEO of our U.S. subsidiary, personally overseeing the monetization of the Company's IP.

Amortization of intangible assets. No amortization of intangible assets was recorded in the three months ended June 30, 2014, due to the full impairment of intangible assets recorded at the end of 2013.

Financing income (expenses), net

Our financing expenses, net, in the three months ended June 30, 2014 and 2013, were as follows by dollar amounts (in thousands):

	Three months ended June 30
	2014	2013
Financing income	$19	$87
Financing expenses	$(268)	$(343)
Financing expenses, net	$(249)	$(256)

Financing income consists primarily of foreign exchange gains and from interest earned on investments in short term deposits, U.S. and Israeli treasury securities and corporate bonds. Financing expenses consist primarily of interest payable on bank loans, bank commissions and foreign exchange losses. The decrease in financing income in the three months ended June 30, 2014, compared to in the three months ended June 30, 2013, of $68,000, or 78%, is mainly due to decrease in short term investments, mainly Israeli treasury securities and corporate bonds. The decrease in financing expenses in the three months ended June 30, 2014, compared to the three months ended June 30, 2013, of $75,000, or 22%, is mainly due to the exchange rate differentials of the U.S. dollar against the Israeli NIS and the EURO.

Net loss from continuing operations

Our net loss from continuing operations in the three months ended June 30, 2014 and 2013, was as follows by dollar amounts (in thousands):

	Three months ended June 30
	2014	2013
Net loss from continuing operations	$(2,308)	$(2,625)

The decrease of $317,000, or 12%, in the three months ended June 30, 2014, compared to the three months ended June 30, 2013, is primarily due to by an increase in our gross profit and a decrease in financing expenses, net, partially offset by an increase in the operating expenses as mentioned above.

Net income from discontinued operations

Our net income from discontinued operations in the three months ended June 30, 2014 and 2013, was as follows by dollar amounts (in thousands):

	Three months ended June 30
	2014	2013
Net income from discontinued operations	$74	$321

In December 2013, we completed the sale of certain assets, certain subsidiaries and IP assets directly related to our SmartID division. Further, in February 2014, we sold Intercard.

The results from these operations for the reporting periods are presented in the statements of operations as discontinued operations, separately from continuing operations.

The decrease in net income from discontinued operations of $247,000 in the three months ended June 30, 2014, compared to the three months ended June 30, 2013, is primarily due to a decrease in net profit from our SmartID division discontinued operations partially offset by earn out revenues related to the sale of the Smart ID operations and a decrease in net loss resulting from Intercard operations.

Net loss

Our net loss in the three months ended June 30, 2014 and 2013, was as follows by dollar amounts (in thousands):

	Three months ended June 30
	2014	2013
Net loss	$(2,234)	$(2,304)

The decrease in net loss of $70,000, or 3%, in the three months ended June 30, 2014, compared to the three months ended June 30, 2013, is primarily due to an increase in the Company’s gross profit, partially offset by an increase in the operating expenses and a decrease in net income from discontinued operations, as mentioned above.

Six months ended June 30, 2014, compared to the six months ended June 30, 2013

Sources of Revenue

We have historically derived a substantial majority of our revenues from the sale of our products, including both complete systems and OEM components. In addition, we generate revenues from licensing and transaction fees, and also, less significantly, from engineering services, customer services and technical support. During the six months ended June 30, 2014 and 2013, the revenues that we have derived from sales and licensing and transaction fees were as follows by dollar amounts (in thousands):

	Six months ended June 30
	2014	2013
Sales	$9,690	$5,949
Licensing and transaction fees	$2,662	$2,227
Total revenues	$12,352	$8,176

Sales increased by $3.7 million, or 63%, in the six months ended June 30, 2014, compared to the six months ended June 30, 2013. The increase is mainly attributed to an increase in in retail segment sales related to our NFC readers in the U.S. market and of our oti Wave product in Asia.

Licensing and transaction fees include one-time and periodic payments for manufacturing or distribution rights for our products, as well as licensing our IP rights to third parties.  Transaction fees are paid by customers based on the volume of transactions processed by systems that contain our products. The increase of $435,000 in the six months ended June 30, 2014, or 20%, compared to the six months ended June 30, 2013, was mainly due to an increase in license fees related to the Mass Transit Ticketing market.

We expect to generate additional revenues from transaction fees in the future as the installation and usage of systems that contain our products become more widespread.

We have historically derived revenues from different geographical areas.  The following table sets forth our revenues, by dollar amount (in thousands) and as a percentage of revenues in different geographical areas, in the six months ended June 30, 2014, and June 30, 2013:

Six months ended June 30	Americas		Europe		Asia		Africa
2014	$4,596	37%	$3,553	29%	$1,863	15%	$2,340	19%
2013	$2,261	28%	$3,305	40%	$759	9%	$1,851	23%

Our revenues from sales in Americas increased by $2.3 million, or 103%, in the six months ended June 30, 2014, compared to the six months ended June 30, 2013, mainly due to an increase in sales of NFC readers to the U.S. market.

Our revenues from sales in Europe increased by $248,000, or 8%, in the six months ended June 30, 2014, compared to the six months ended June 30, 2013, mainly due to an increase in sales of NFC readers to the European market and an increase in the Mass Transit Ticketing in Poland.

Our revenues from sales in Asia increased by $1.1 million, or 145%, in the six months ended June 30, 2014, compared to the six months ended June 30, 2013, mainly due to increased retail revenues from our oti Wave product and increased revenues from access control products.

Our revenues from sales in Africa increased by $489,000, or 26%, in the six months ended June 30, 2014, compared to the six months ended June 30, 2013, mainly due to an increase in sales of our  petroleum and Medismart products.

Our revenues derived from outside the U.S., which are primarily received in currencies other than the U.S. dollar, will have a varying impact upon our total revenues, as a result of fluctuations in such currencies’ exchange rates versus the U.S. dollar.

The following table sets forth our revenues, by dollar amount (in thousands) and as a percentage of revenues by segments, during the six months ended June 30, 2014, and June 30, 2013:

Six months ended June 30	Petroleum		Parking		Retail and Mass Transit Ticketing		Other
2014	$2,168	18%	$1,183	9%	$8,140	66%	$861	7%
2013	$2,246	27%	$1,161	14%	$4,321	53%	$448	6%

Revenues in the six months ended June 30, 2014, from Petroleum decreased by $78,000, or 3%, compared to the six months ended June 30, 2013, mainly due to a decrease in sales of Petroleum products in the European markets.

Revenues from Retail and Mass Transit Ticketing in the six months ended June 30, 2014, increased by $3.8 million, or 88%, compared to the six months ended June 30, 2013. The increase is mainly due to increased sales of NFC readers to the U.S. market and our OTI Wave product to the Asian market.

Revenues from Parking in the six months ended June 30, 2014, remain at the same level compared to the six months ended June 30, 2013.

Revenues in the six months ended June 30, 2014, from Other products, including MediSmart and access control products, increased by $413,000, or 92%, compared to the six months ended June 30, 2013, mainly due to an increase in sales of access control products in Asia.

Cost of Revenues and Gross Margin

Our cost of revenues, presented by gross profit and gross margin percentage, in the six months ended June 30, 2014, and June 30, 2013, were as follows by dollar amounts (in thousands):

	Six months ended June 30
	2014	2013
Cost of sales	$6,447	$3,553
Gross profit	$5,905	$4,623
Gross margin percentage	48%	57%

Cost of sales.  Cost of revenues relating to sales consists primarily of materials, as well as salaries, fees to subcontractors and related costs of our technical staff that assemble our products.  The increase of $2.9 million, or 82%, in the six months ended June 30, 2014, compared to the six months ended June 30, 2013, resulted primarily from the need to support the material increase in our revenues for the relevant periods, including increased consumption of materials from Retail products.

Gross margin. Gross margin decreased to 48% in the six months ended June 30, 2014, from 57% in the six months ended June 30, 2013. The decrease in our overall gross margin is mainly attributed to a change in our revenue mix driven by an increase of Retail products revenues in the six months ended June 30, 2014, compared to the six months ended June 30, 2013.

Operating expenses

Our operating expenses in the six months ended June 30, 2014 and 2013, were as follows by dollar amounts (in thousands):

	Six months ended June 30
	2014	2013
Research and development	$2,381	$1,988
Selling and marketing	$4,192	$3,231
General and administrative	$3,109	$3,550
Patent litigation and maintenance	$1,019	$418
Amortization of intangible assets	$-	$53
Total operating expenses	$10,701	$9,240

Research and development.  Our research and development expenses consist primarily of the salaries and related expenses of our research and development staff, as well as subcontracting expenses. All research and development costs are expensed as incurred. The increase of $393,000, or 20%, in the six months ended June 30, 2014, compared to the six months ended June 30, 2013, is primarily attributed to an increase in employment expenses due to an increase in the number of research and development employees in certain locations and to an increase in subcontractor expenses related to new certifications and products. Our research and development expenses may increase in the future as we continue to develop new products and new applications for our existing products.

Selling and marketing.  Our selling and marketing expenses consist primarily of salaries and substantially all of the expenses of our sales and marketing subsidiaries and offices in the U.S., South Africa and Europe, as well as expenses related to advertising, professional expenses and participation in exhibitions and tradeshows.   The increase of $961,000, or 30%, in the six months ended June 30, 2014, compared to the six months ended June 30, 2013, is primarily attributed to an increase in employment and business trips expenses due to an increase in the number of selling and marketing employees, an increase in travelling and to an increase in distributors’ commissions expenses as a result of the increase in revenues. Our selling and marketing expenses may increase in the future as we continue to expand our local sales and marketing subsidiaries, open new offices and in the event that we hire additional personnel.

General and administrative.  Our general and administrative expenses consist primarily of salaries and related expenses of our executive management, financial and administrative staff. These expenses also include costs of our professional advisors (such as lawyers and accountants), directors’ fees and Board of Directors initiatives, office expenses, insurance and general and administrative expenses, and provision for doubtful accounts. The decrease of $441,000, or 12%, in the six months ended June 30, 2014, compared to the six months ended June 30, 2013, was primarily due to a decrease in professional consulting expenses partially offset by an increase in stock based compensation expenses. General corporate and administrative expenses may increase in the future as we continue to expand our operations.

Patent litigation and maintenance expenses. Our patent litigation and maintenance expenses consists primarily our professional advisors such as lawyers in charge of the Company's long-term IP assertions and monetization plan and also consists of salaries and related expenses of our team of employees executing the monetization of our intellectual property. The increase of $601,000, or 144%, in the six months ended June 30, 2014, compared to the six months ended June 30, 2013, is primarily attributed to an increase in legal fees related to our IP monetization efforts and patents registration. This increase is also attributed to an increase in employment expenses mainly driven from the appointment of the chairman of our Board of Directors as CEO of our U.S. subsidiary, personally overseeing the monetization of the Company's IP.

Amortization of intangible assets. No amortization of intangible assets was recorded in the six months ended June 30, 2014, due to the full impairment of intangible assets recorded at the end of 2013.

Financing income (expenses), net

Our financing expenses, net, in the six months ended June 30, 2014 and 2013, were as follows by dollar amounts (in thousands):

	Six months ended June 30
	2014	2013
Financing income	$72	$135
Financing expenses	$(425)	$(956)
Financing expenses, net	$(353)	$(821)

Financing income consists primarily of foreign exchange gains and from interest earned on investments in short term deposits, U.S. and Israeli treasury securities and corporate bonds. Financing expenses consist primarily of interest payable on bank loans, bank commissions and foreign exchange losses. The decrease in financing income in the six months ended June 30, 2014, compared to in the six months ended June 30, 2013, of $63,000, or 47%, is mainly due to decrease in short term investments, mainly Israeli treasury securities and corporate bonds. The decrease in financing expenses in the six months ended June 30, 2014, compared to in the six months ended June 30, 2013, of $531,000, or 56%, is mainly due to the exchange rate differentials of the U.S. dollar against the Israeli NIS and the EURO.

Net loss from continuing operations

Our net loss from continuing operations in the six months ended June 30, 2014, and June 30, 2013, was as follows by dollar amounts (in thousands):

	Six months ended June 30
	2014	2013
Net loss from continuing operations	$(5,322)	$(5,434)

The decrease of $112,000, or 2%, in the loss for the six months ended June 30, 2014, compared to the six months ended June 30, 2013, is primarily due to by an increase in our gross profit and a decrease in financing expenses, net, partially offset by an increase in the operating expenses as mentioned above.

Net loss (income) from discontinued operations

Our net loss (income) from discontinued operations in the six months ended June 30, 2014, and 2013, was as follows by dollar amounts (in thousands):

	Six months ended June 30
	2014	2013
Net loss (income) from discontinued operations	$(270)	$91

In December 2013, we completed the sale of certain assets, certain subsidiaries and IP assets directly related to our SmartID division. Further, in February 2014, we sold Intercard.

The results from these operations for the reporting periods are presented in the statements of operations as discontinued operations separately from continuing operations.

The net loss from discontinued operations of $270,000 in the six months ended June 30, 2014, compared to net income of $91,000 the six months ended June 30, 2013, is primarily due to an increase in net loss from the Intercard sale and transfer of its accumulated foreign currency translation adjustments from other comprehensive loss to the statement of operations, and a decrease in net income from discontinued activity in the six months ended June 30, 2014,  partially offset by earn out revenues related to the sale of the SmartID division operations.

Net loss

Our net loss in the six months ended June 30, 2014 and 2013, was as follows by dollar amounts (in thousands):

	Six months ended June 30
	2014	2013
Net loss	$(5,592)	$(5,343)

The increase in net loss of $249,000, or 5%, in the six months ended June 30, 2014, compared to the six months ended June 30, 2013, is primarily due to an increase in the operating expenses and an increase in net loss from discontinued operations, partially offset by an increase in the Company’s gross profit and a decrease in financing expenses, net, as mentioned above.

Liquidity and Capital Resources

Our principal sources of liquidity since our inception have been sales of equity securities, borrowings from banks, cash from the exercise of options and warrants and proceeds from divestitures of parts of our businesses. We had cash and cash equivalents of $6.1 million as of June 30, 2014, and $15 million as of December 31, 2013.  In addition, we had short-term investments of $4.4 million as of June 30, 2014, representing bank deposits (of which an amount of $1.8 million was pledged as a security in respect of guarantees granted to third parties, loans and credit lines received from a bank), and $2.6 million as of December 31, 2013, (of which an amount of $2.4 million had then been pledged as a security in respect of guarantees granted to third parties, loans and credit lines received from a bank).  We believe that we have sufficient capital resources to fund our operations in the next 12 months. Our investment policy requires investment in high-quality investment-grade securities. As of June 30, 2014, the balance of our long-term loans including current maturities was $3.8 million. Such loans are denominated in the following currencies: U.S. dollars ($492,000; matures in the years 2014 - 2019), New Israeli Shekel ($736,000; matures in the years 2014-2019) South African Rand ($1.0 million; matures in the years 2014 - 2023) and Polish Zloty ($1.6 million; matures in 2014-2017). As of June 30, 2014, these loans bear interest at rates ranging from 3.6%-8.5% (mainly 5%) per annum.

Our composition of long-term loans as of June 30, 2014, was as follows by dollar amounts (in thousands):

June 30, 2014
Long-term loans	$3,768
Less - current maturities	952
$2,816

Our composition of short-term loans, bank credit and current maturities of long-term loans as of June 30, 2014, was as follows by dollar amounts (in thousands):

	June 30, 2014
	Interest rate
In NIS	6.5%	$910
In USD	4.7%	1,311
In Polish Zloty	3.6%	969
		3,190
Current maturities of long-term loans		952
		$4,142

Agreements that were made with banks, in order to secure bank services and obtain bank credit and loans, include financial covenants and restrictive covenants. Under the covenants definitions, we are obligated to meet at least one of the following: (i) annual revenues of $15 million; (ii) operating profit; (iii) cash balances of $6 million; and (iv) equity at a level of 30% of the total assets.  As of June 30, 2014, we are in compliance with these covenants.

For the six months ended June 30, 2014, we had a negative cash flow from continuing operations of $6.2 million.  We may continue to suffer from negative cash flow from operations. We are looking for ways to increase our cash resources, such as capitalizing on our patent portfolio, sales of assets or parts of our business or raising funds by sale of our equity securities.

Operating activities related to continuing operations

For the six months ended June 30, 2014, net cash used in continuing operating activity was $6.2 million primarily due to a $5.3 million net loss from continuing operations, a $1.7 million increase in trade receivables resulted from the material increase in June's revenues, a $1.0 million decrease in other current liabilities, a $138,000 increase in other receivables and prepaid expenses and a $104,000 increase in inventory, partially offset by a $816,000 increase in trade payables, and the following non-cash expenses: $648,000 of depreciation, $436,000 of stock based compensation expenses related to equity grants issued to employees and others, and $134,000 in deferred tax.

For the six months ended June 30, 2013, net cash used in continuing operating activity was $6.0 million primarily due to a $5.4 million net loss from continuing operations, a $1.4 million decrease in trade payables, a $792,000 increase in inventory, a $760,000 decrease in other current liabilities and a $157,000 decrease in accrued severance pay, partially offset by a $1.4 million decrease in other receivables and prepaid expenses, a $365,000 decrease in trade receivables and the following non-cash expenses: $556,000 of depreciation and $113,000 due to stock based compensation related to equity grants issued to employees and others.

Operating activities related to discontinued operations

For the six months ended June 30, 2014, net cash used in discontinued operating activities was $1.3 million. For the six months ended June 30, 2013, net cash provided by discontinued operating activities was $1.1 million. All such cash flows relate to the SmartID division and Intercard.

Investing and financing activities related to continuing operations

For the six months ended June 30, 2014, net cash used in continuing investing activities was $2.0 million, mainly due to a $2.4 million investment in short term investments and $202,000 purchase of property and equipment, partially offset by $560,000 in proceeds from the maturity of short term investments.

For the six months ended June 30, 2013, net cash provided by continuing investing activities was $4.0 million, mainly due to $5.5 in proceeds from the maturity and sale of short term investments and $306,000 in proceeds from restricted deposits for employee benefits, partially offset by $1.6 million used for purchase of property and equipment and $295,000 used for purchase of short term investments.

For the six months ended June 30, 2014, net cash provided by continuing financing activities was $102,000 mainly due to $311,000 in proceeds from the exercise of options, a $215,000 increase in short-term bank credit, net, and proceeds of $12,000 from long-term bank loans, partially offset by a $436,000 repayment of long-term bank loans.

For the six months ended June 30, 2013, net cash used in continuing financing activities was $1.3 million mainly due to a $2.3 million decrease in short-term bank credit, net and a $601,000 repayment of long-term bank loans, partially offset by proceeds of $1.4 million from long-term bank loans and proceeds of $239,000 from the exercise of options.

Investing and financing activities related to discontinued operations

For the six months ended June 30, 2014, net cash provided by discontinued investing activities was $695,000 mainly due to payments received related to the sale of Intercard.

For the six months ended June 30, 2013, net cash used in discontinued investing activities was $61,000 due to purchases of property and equipment.

For the six months ended June 30, 2014, net cash used in discontinued financing activities was $154,000 mainly due to repayments of short terms loans related to Intercard.

For the six months ended June 30, 2013, net cash used in discontinued financing activities was $722,000 mainly due to repayments of short and long terms loans related to the SmartID division and Intercard.

Off Balance Sheet Arrangements

As of June 30, 2014, we had no off balance sheet arrangements that have had or that we expect would be reasonably likely to have a future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures. We maintain a system of disclosure controls and procedures that are designed for the purposes of ensuring that information required to be disclosed in our SEC reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer, or CEO, and our Chief Financial Officer, or CFO, as appropriate to allow timely decisions regarding required disclosures.

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

Changes in Internal Control Over Financial Reporting. There has been no change in our internal control over financial reporting during the second quarter of fiscal year 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

On October 3, 2013, a financial claim was filed against the Company and its then French subsidiary, Parx France (in this paragraph, together the “Defendants”), in the Commercial Court of Paris, France (in this paragraph, the “Court”). The sum of the claim is €1.5 million (approximately $2.0 million), and is based on the allegation that the plaintiff sustained certain losses in connection with Defendants not granting the plaintiff exclusive marketing rights to distribute and operate the Defendants’ PIAF Parking System in Paris and the Ile of France. The Company filed an initial memorandum of defense rejecting the plaintiff’s allegations and claims. On May 19, 2014, during a preliminary Court hearing, it was established that the plaintiff, at all relevant times, was and is insolvent and under receivership, and therefore does not have the legal capacity to pursue the claim. The Court has schedule an additional preliminary hearing for October 7, 2014, where the Court will hear the plaintiff's, or its receiver's, response on the matter.

On July 29, 2014, a former employee of the Company's Smart ID division filed a financial claim against the Company in the Regional Labor Court in Tel Aviv. The sum of the claim is NIS 4,744,000 (approximately $1,343,000), and is based on the allegation that the Company owes the plaintiff certain commissions. The Company has not yet filed a statement of defense.

Item 5.  Other Information.

Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers;

On August 10, 2014, the Company and its Chief Sales and Marketing Officer, Mr. Shlomi Eytan, mutually agreed to end Mr. Eytan’s employment with the Company, effective November 10, 2014, in accordance with the parties’ contractual notice period, as Mr. Eytan’s intends to pursue new business opportunities. The conclusion of Mr. Eytan’s employment did not relate to his professional performance, nor did it involve any disagreement with the Company, its management or the Board of Directors. In the interim period following Mr. Eytan’s conclusion of services, the Company’s Chief Executive Officer, Mr. Ofer Tziperman, will assume Mr. Eytan’s roles and responsibilities.

Item 6.  Exhibits.

3.1	Amended and Restated Articles of Incorporation (incorporated by reference to the Company’s current report on Form 6-K filed with the SEC on October 31, 2013).
10.1	Amended and Restated On Track Innovations Ltd. 2001 Share Option Plan (incorporated by reference to the Company’s proxy statement on Schedule 14A filed with the SEC on April 11, 2014).
31.1*	Rule 13a-14(a) Certification of Chief Executive Officer.
31.2*	Rule 13a-14(a) Certification of Chief Financial Officer.

32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.

32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

101 *
The following materials from our Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) the Interim Condensed Consolidated Balance Sheets, (ii) the Interim Condensed Consolidated Statements of Operations, (iii) the Interim Condensed Consolidated Statements of Comprehensive Loss, (iv) the Interim Condensed Statements of Changes in Equity, (v) the Interim Condensed Consolidated Statements of Cash Flows, and (vi) the Notes to Interim Condensed Consolidated Financial Statements, tagged as blocks of text and in detail.

*Filed herewith.

** Furnished herewith.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ON TRACK INNOVATIONS LTD.

By: /s/ Ofer Tziperman
Ofer Tziperman, Chief Executive Officer
(Principal Executive Officer)
Dated: August 14, 2014

By: /s/ Shay Tomer
Shay Tomer, Chief Financial Officer
(Principal Financial and Accounting Officer)
Dated:  August 14, 2014