Form 10-Q
period 2014-09-30
ON TRACK INNOVATIONS LTD
filed 2014-11-12
CIK 1021604

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

Yes ☐    No ☒

State the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: 33,618,287 Ordinary Shares outstanding as of November 10, 2014.

ii

ON TRACK INNOVATIONS LTD.

Signatures	17

PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements.

ON TRACK INNOVATIONS LTD. AND ITS SUBSIDIARIES

INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As of September 30, 2014

(Unaudited)

On Track Innovations Ltd.
and its Subsidiaries

Interim Unaudited Condensed Consolidated Financial Statements as of September 30, 2014

On Track Innovations Ltd.
and its Subsidiaries

Interim Unaudited Condensed Consolidated Balance Sheets

US dollars in thousands except share and per share data

	September 30,	December 31,
	2014	2013
Assets

Current assets
Cash and cash equivalents	$5,888	$14,962
Short-term investments	3,705	2,601
Trade receivables (net of allowance for doubtful
accounts of $601 as of September 30, 2014
and $610 as of December 31, 2013)	4,581	5,134
Other receivables and prepaid expenses	3,447	4,632
Inventories	4,104	3,477
Assets from discontinued operations - held for sale	-	3,919
Total current assets	21,725	34,725

Long term restricted deposit for employees benefit	581	623

Severance pay deposits	691	738

Property, plant and equipment, net	8,682	9,837

Deferred tax asset	49	173

Total Assets	$31,728	$46,096

The accompanying notes are an integral part of these interim unaudited condensed consolidated financial statements.

On Track Innovations Ltd.
and its Subsidiaries

Interim Unaudited Condensed Consolidated Balance Sheets

US dollars in thousands except share and per share data

	September 30,	December 31,
	2014	2013
Liabilities and Equity

Current Liabilities
Short-term bank credit and current maturities
of long-term bank loans	$3,949	$3,842
Trade payables	8,627	9,255
Other current liabilities	3,184	6,299
Liabilities from discontinued operations - held for sale	-	2,956
Total current liabilities	15,760	22,352

Long-Term Liabilities
Long-term loans, net of current maturities	2,453	3,342
Accrued severance pay	1,548	1,706
Deferred tax liability	303	292
Total long-term liabilities	4,304	5,340

Total Liabilities	20,064	27,692

Equity
Shareholders' Equity
Ordinary shares of NIS 0.1 par value: Authorized –
50,000,000 shares as of September 30, 2014 and
December 31, 2013; issued: 34,760,844 and 34,199,511
shares as of September 30, 2014 and December 31, 2013,
respectively; outstanding: 33,582,145 and 33,020,812 shares
as of September 30, 2014 and December 31, 2013, respectively	870	854
Additional paid-in capital	213,742	212,246
Treasury shares at cost - 1,178,699 shares	(2,000)	(2,000)
Accumulated other comprehensive income (loss)	(681)	28
Accumulated deficit	(199,759)	(192,179)
Total Shareholder’s equity	12,172	18,949
Non-controlling interest	(508)	(545)

Total Equity	11,664	18,404

Total Liabilities and Equity	$31,728	$46,096

The accompanying notes are an integral part of these interim unaudited condensed consolidated financial statements.

On Track Innovations Ltd.
and its Subsidiaries

Interim Unaudited Condensed Consolidated Statements of Operations

US dollar in thousands except share and per share data

	Three months ended September 30,		Nine months ended September 30,
	2014	2013*	2014	2013*
Revenues
Sales	$3,691	$4,296	$13,381	$10,245
Licensing and transaction fees	1,564	1,163	4,226	3,390

Total revenues	5,255	5,459	17,607	13,635
Cost of revenues
Cost of sales	2,619	2,437	9,066	5,990

Gross profit	2,636	3,022	8,541	7,645
Operating expenses
Research and development	1,281	1,175	3,662	3,163
Selling and marketing	1,968	1,869	6,160	5,100
General and administrative	1,382	1,270	4,491	4,820
Patent litigation and maintenance	194	196	1,213	614
Other operating income, net	-	(4,307)	-	(4,307)
Amortization of intangible assets	-	15	-	68

Total operating expenses	4,825	218	15,526	9,458

Operating income (loss) from continuing operations	(2,189)	2,804	(6,985)	(1,813)
Financial expense, net	(44)	(174)	(397)	(996)
Profit (loss) from continuing operations
before taxes on income	(2,233)	2,630	(7,382)	(2,809)
Income tax	(29)	(2)	(202)	2
Net income (loss) from continuing operations	(2,262)	2,628	(7,584)	(2,807)
Net income (loss) from discontinued operations	311	(805)	41	(714)
Net profit (loss)	(1,951)	1,823	(7,543)	(3,521)

Net income attributable to noncontrolling interest	(46)	(73)	(37)	(9)

Net profit (loss) attributable to shareholders	$(1,997)	$1,750	$(7,580)	$(3,530)

Basic and diluted net profit (loss) attributable to shareholders per ordinary share
From continuing operations	(0.07)	0.08	(0.23)	(0.09)
From discontinued operations	0.01	(0.02)	**	(0.02)
	$(0.06)	$0.06	$(0.23)	$(0.11)

Weighted average number of ordinary shares used in computing basic net profit (loss) per ordinary share	33,310,672	32,787,077	33,245,249	32,574,280

Weighted average number of ordinary shares used in computing diluted net profit (loss) per ordinary share	33,310,672	33,804,074	33,245,249	32,574,280

*	Reclassified to conform with the current period presentation, see notes 1C1 and 1C2.
**	Less than 0.01 per ordinary share.

The accompanying notes are an integral part of these interim unaudited condensed consolidated financial statements.

On Track Innovations Ltd.
and its Subsidiaries

Interim Unaudited Condensed Consolidated Statements of Comprehensive Income (Loss)

US dollars in thousands

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013

Total comprehensive loss:
Net profit (loss)	$(1,951)	$1,823	$(7,543)	$(3,521)
Foreign currency translation adjustments	(276)	123	(313)	(51)
Foreign currency translation released following sale of a subsidiary	(60)	-	(396)	-
Net unrealized gain on available-for-sale securities	-	-	-	34
Reclassification adjustment for loss on available-for-sale securities	-	-	-	(69)

Total comprehensive income (loss)	$(2,287)	$1,946	$(8,252)	$(3,607)
Comprehensive income attributable to the non-controlling interest	(46)	(73)	(37)	(9)

Total comprehensive income (loss) attributable to shareholders	$(2,333)	$1,873	$(8,289)	$(3,616)

The accompanying notes are an integral part of these interim unaudited condensed consolidated financial statements.

On Track Innovations Ltd.
and its Subsidiaries

Interim Unaudited Condensed Consolidated Statements of Changes in Equity

US dollars in thousands

					Accumulated
					other
	Number of		Additional	Treasury	comprehensive
	Shares	Share	paid-in	Shares	Income	Accumulated	Noncontrolling	Total
	issued	capital	capital	(at cost)	(loss)	deficit	interest	equity
Balance as of December 31, 2012	32,938,011	$820	$210,853	$(2,000)	$36	$(189,131)	$(459)	$20,119

Changes during the nine months period
ended September 30, 2013:

Stock-based compensation related to options
and shares issued to employees	-	-	259	-	-	-	-	259
Exercise of options and warrants	937,500	25	622	-	-	-	-	647
Foreign currency translation adjustments	-	-	-	-	(51)	-	(1)	(52)
Change in net unrealized gain on available-
for-sale securities	-	-	-	-	(35)	-	-	(35)
Net loss	-	-	-	-	-	(3,530)	9	(3,521)
Balance as of September 30, 2013	33,875,511	$845	$211,734	$(2,000)	$(50)	$(192,661)	$(451)	$17,417

Balance as of December 31, 2013	34,199,511	$854	$212,246	$(2,000)	$28	$(192,179)	$(545)	$18,404

Changes during the nine months period
ended September 30, 2014:

Stock-based compensation related to options
and shares issued to employees	-	-	642	-	-	-	-	642
Exercise of options	561,333	16	854	-	-	-	-	870
Foreign currency translation adjustments	-	-	-	-	(709)	-	-	(709)
Net loss	-	-	-	-	-	(7,580)	37	(7,543)
Balance as of September 30, 2014	34,760,844	$870	$213,742	$(2,000)	$(681)	$(199,759)	$(508)	$11,664

The accompanying notes are an integral part of these interim unaudited condensed consolidated financial statements.

  On Track Innovations Ltd.
and its Subsidiaries

Interim Unaudited Condensed Consolidated Statements of Cash Flows

US dollars in thousands

	Nine months ended September 30,
	2014	2013*
Cash flows from continuing operating activities
Net loss from continuing operations	$(7,584)	$(2,807)
Adjustments required to reconcile net loss to
net cash used in continuing operating activities:
Stock-based compensation related to options and shares issued to employees	642	219
Loss (gain) on sale of property and equipment	(5)	79
Amortization of intangible assets	-	68
Depreciation	959	934
loss from disposal of a subsidiary (Supplement B) see Note 1C(3)	-	189

Changes in operating assets and liabilities:
Accrued severance pay, net	(112)	(2,991)
Accrued interest and linkage differences	55	(106)
Deferred tax, net	135	(7)
Decrease in trade receivables	240	240
Decrease (increase) in other receivables and prepaid expenses	(308)	1,377
Increase in inventories	(689)	(253)
Increase (decrease) in trade payables	235	(683)
Decrease in other current liabilities	(772)	(4,872)
Net cash used in continuing operating activities	(7,204)	(8,613)

Cash flows from continuing investing activities

Purchase of property and equipment	(340)	(2,615)
Purchase of short term investments	(2,434)	(324)
Proceeds from restricted deposit for employees benefit	-	3,390
Proceeds from maturity or sale of short - term investments	1,317	6,446
Proceeds from sale of property and equipment	6	168
Net cash provided by (used in) continuing investing activities	(1,451)	7,065

Cash flows from continuing financing activities
Increase (decrease) in short-term bank credit, net	179	(2,277)
Proceeds from long-term bank loans	29	2,794
Repayment of long-term bank loans	(811)	(1,223)
Proceeds from exercise of options	965	647
Net cash provided by (used in) continuing financing activities	362	(59)

Cash flows from discontinued operations
Net cash provided by (used in) discontinued operating activities	(1,325)	279
Net cash provided by (used in) discontinued investing activities	925	(84)
Net cash used in discontinued financing activities	(154)	(829)
Total net cash used in discontinued operations	(554)	(634)

Effect of exchange rate changes on cash and cash equivalents	(227)	(25)

Decrease in cash and cash equivalents	(9,074)	(2,266)
Cash and cash equivalents at the beginning of the period	14,962	9,304

Cash and cash equivalents at the end of the period	$5,888	$7,038

* Reclassified to conform with current period presentation, see notes 1C1 and 1C2.

The accompanying notes are an integral part of these interim unaudited condensed consolidated financial statements.

On Track Innovations Ltd.
and its Subsidiaries

Interim Unaudited Condensed Consolidated Statements of Cash Flows (cont’d)

US dollars in thousands

		Nine months ended September 30,
		2014	2013

Supplementary cash flows activities:

A.	Cash paid during the period for:

	Interest paid	$233	$230

	Income taxes paid	$33	$170

B.	Sale of consolidated subsidiary (see note 1C3):
	Assets and liabilities of the previously consolidated
	Subsidiary at the time it ceased being consolidated:
	Working capital Surplus	$-	$(4)
	Property and equipment	-	41
	Intangible assets	-	248
	Deferred tax liability	-	(46)
	Minority interest	-	(5)
	Other comprehensive loss	-	(45)
	Loss on sale of a subsidiary	$-	$189

  On Track Innovations Ltd.
and its Subsidiaries

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

In the opinion of management, all adjustments considered necessary for a fair presentation, consisting of normal recurring adjustments, have been included. Operating results for the nine month period ended September 30, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014.

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

1.
In December 2013, the Company completed the sale of certain assets, subsidiaries and intellectual property ("IP") relating to its Smart ID division. Accordingly the results and the cash flows of this operation for all reporting periods are presented in the statements of operations and in the statements of cash flows, respectively, as discontinued operations separately from continuing operations. During the nine month period ended September 30, 2014 the Company recorded profit from contingent consideration in the amount of $500 according to the earn out mechanism. This profit is presented as ‘other income, net’ within income from discontinued operations for the nine months ended September 30, 2014 (see also note 7).

All comparative figures have been reclassified to conform with current period presentation.

2.
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

Those amounts are presented as ‘other loss, net’ from discontinued operations for the nine months ended September 30, 2014 (see also note 7).

All comparative figures have been reclassified to conform with current period presentation.

On Track Innovations Ltd.
and its Subsidiaries

Notes to the Interim Unaudited Condensed Consolidated Financial Statements

US dollars in thousands

Note 1 - Organization and Basis of Presentation (cont’d)

C.	Divestiture of operations (cont'd)

3.
During August 2013, the Company, through its subsidiary, Parx Ltd. entered into a share purchase agreement with third party for the sale of 100% of the shares of Parx France for consideration of 25% of Parx France’s future profits on an EBITDA basis. The Company has recorded as part of other operating income, net in its results a capital loss in the amount of $189.

D.	Patent litigation and maintenance expenses

Patent litigation and maintenance expenses, which consist of salaries and consultants’ fees, are expensed as incurred.  The Company presents such expenses as a separate item within its operating expenses because it believes that such presentation improves the understandability of the statement of operations.

Note 2 - Recent Accounting Pronouncements

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

On Track Innovations Ltd.
and its Subsidiaries

Notes to the Interim Unaudited Condensed Consolidated Financial Statements

US dollars in thousands

Note 2 - Recent Accounting Pronouncements (cont’d)

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

C.
In August 2014, the Financial Accounting Standards Board (“FASB”) issued ASU 2014-15, “Presentation of Financial Statements – Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern”. The ASU is intended to define management’s responsibility to evaluate whether there is substantial doubt about an organization’s ability to continue as a going concern and to provide related footnote disclosures. The amendments in this ASU are effective for reporting periods beginning after December 15, 2016, with early adoption permitted. The Company is currently assessing the impact the adoption of ASU 2014-15 will have on our Condensed Consolidated Financial Statements.

Note 3 - Other Receivables and Prepaid Expenses

	September 30,	December 31,
	2014	2013
Government institutions	$486	$309
Prepaid expenses	1,097	818
Receivables under contractual obligations to be transferred to others *	847	1,288
Receivables related to the Smart ID Division Divestiture	-	1,572
Other receivables	1,017	645

	$3,447	$4,632

*	The Company’s subsidiary in Poland is required to collect certain fees that are to be transferred to local authorities.

Note 4 - Inventories

Inventories consist of the following:

	September 30,	December 31,
	2014	2013
Raw materials	$1,034	$775
Work in progress	520	665
Finished products	2,550	2,037

	$4,104	$3,477

On Track Innovations Ltd.
and its Subsidiaries

Notes to the Interim Unaudited Condensed Consolidated Financial Statements

US dollars in thousands

Note 5 - Other Current Liabilities

	September 30,	December 31,
	2014	2013
Employees and related expenses	$1,766	$2,116
Accrued expenses	849	1,541
Customer advances	146	877
Government institutions related to the Smart ID Division Divesture	-	1,572
Other current liabilities	423	193

	$3,184	$6,299

Note 6 - Commitments and Contingencies

A.	Legal claims

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

2.
On October 3, 2013, a financial claim was filed against the Company and its then French subsidiary, Parx France (in this paragraph, together the “Defendants”), in the Commercial Court of Paris, France (in this paragraph, the “Court”). The sum of the claim is €1.5 million (approximately $2.0 million), and is based on the allegation that the plaintiff sustained certain losses in connection with Defendants not granting the plaintiff exclusive marketing rights to distribute and operate the Defendants’ PIAF Parking System in Paris and the Ile of France. The Company filed an initial memorandum of defense rejecting the plaintiff’s allegations and claims. On May 19, 2014, during a preliminary Court hearing, it was established that the plaintiff, at all relevant times, was and is insolvent and under receivership, and therefore does not have the legal capacity to pursue the claim. Following a preliminary hearing held on October 7, 2014 the Court  scheduled a pre-trial review hearing for November 6, 2014, where the Court  heard the parties claims and allegations to decide on the merits. Based on the advice of counsel, the Company currently believes that it has no material obligations to the Plaintiff and that there is no need for a provision for the claim.

3.
On July 29, 2014, a former employee of the Company's Smart ID division filed a financial claim against the Company in the Regional Labor Court in Tel Aviv. The sum of the claim is NIS 4,744 (approximately $1,343), and is based on the allegation that the Company owes the plaintiff certain commissions. On October 29, 2014 the Company filed a statement of defense rejecting the plaintiff’s allegations and claims. The Court has scheduled a pre-trial review hearing for March 10, 2015, where the Court will make an initial review of the parties’ allegations. Based on the advice of counsel, the Company currently believes that it has no material obligations to the Plaintiff and that there is no need for a provision for the claim.

On Track Innovations Ltd.
and its Subsidiaries

Notes to the Interim Unaudited Condensed Consolidated Financial Statements

US dollars in thousands

Note 6 - Commitments and Contingencies (cont’d)

B.	Guarantees

As of September 30, 2014, the Company granted guarantees to third parties including performance guarantees and guarantees to secure customer advances in the sum of $1,036.

The expiration dates of the guarantees range from October 2014 to May 2016.

C.
On November 4, 2014 the Company signed a financial and restrictive covenant with Bank Leumi L’Israel Ltd. (the “Bank”) in order to secure bank services and obtain bank credit and loans. Under the covenants definitions, we are obligated to meet the following: (i) the total liquid deposits will not be less than $6.0 million at any time; (ii) beginning 2015, the annual operational profit on EBITDA basis will not be less than $1.0 million; (iii) annual revenues will not be less than $20.0 million; and (iv) for 2014: equity at a level of 25% of the total assets and equity sum of no less than $9.5 million, for 2015: equity at a level of 28% of the total assets and equity sum of no less than $10.5 million, for 2016 and onwards: equity at a level of 30% of the total assets and equity sum of no less than $11.0 million.  As of September 30, 2014, the Company is in compliance with these covenants.

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

Set forth below are the results of the discontinued operations:

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Revenues	-	3,584	1,131	13,241
Expenses	(47)	(4,389)	(1,671)	(13,955)
Other income, net	358	-	581	-
Net profit (loss) from discontinued operations	311	(805)	41	(714)

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

On Track Innovations Ltd.
and its Subsidiaries

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

The carrying amounts of variable interest rate long-term loans are equivalent or approximate to their fair value as they bear interest at approximate market rates. At September 30, 2014, fair value of bank loans with fixed interest rates did not differ materially from the carrying amount.

As of September 30, 2014, the Company held approximately $3,705 of short-term bank deposits (as of December 31, 2013, $ 2,601). Short-term deposits in the amount of $1,851 have been pledged as security in respect of guarantees granted to third parties, loans and credit lines received from a bank (as of December 31, 2013 - $ 2,381) and cannot be pledged to others or withdrawn without the consent of the bank.

As of September 30, 2014 and December 31, 2013, no investment securities were held by the Company.

On Track Innovations Ltd.
and its Subsidiaries

Notes to the Interim Unaudited Condensed Consolidated Financial Statements

US dollars in thousands

Note 9 – Equity

A.	Stock option plans

On June 17, 2014, the Company's Board of Directors approved a further increase of 750,000 options to be reserved under the Company’s share option plan.

During the nine months ended September 30, 2014 and September 30, 2013, 1,056,667 and 415,000 options were granted, respectively. The vesting period for the options ranges from immediate vesting to vesting over a three year period. The exercise price of options under the plan is at varying prices. Those options expire up to five years after the date of the grant. Any options which are forfeited or cancelled before expiration become available for future grants.

The fair value of each option granted to employees and non-employee during the nine months ended September 30, 2014 and during the nine months ended September 30, 2013, for which the exercise price was greater than par value, was estimated on the date of grant, using the Black-Scholes model and the following assumptions:

1.	Dividend yield of zero percent for all periods.

2.
Risk-free interest rate of 0.79%-1.05% and 0.57%-0.59% for grants during the nine months ended September 30, 2014 and September 30, 2013, respectively, based on U.S. Treasury yield curve in effect at the time of grant.

3.	Estimated expected lives of 2.85-3.75 and 3.5 for grants during the nine months ended September 30, 2014 and September 30, 2013, respectively.

4.
Expected average volatility of 65%-67% and 59%- 70% for grants during the nine months ended September 30, 2014 and September 30, 2013,respectively, which represent a weighted average standard deviation rate for the price of the Company's Ordinary Shares in the NASDAQ Global Market.

The Company’s options activity (including options to non-employees) and options outstanding and options exercisable as of December 31, 2013 and September 30, 2014, are summarized in the following table:

	Number of	Weighted
	options	average exercise
	outstanding	price per share
Outstanding – December 31, 2013	1,789,616	1.65
Options granted	1,056,667	2.34
Options expired or forfeited	(201,500)	1.1
Options exercised	(561,333)	1.57
Outstanding – September 30, 2014	2,083,450	2.05

Exercisable as of:
December 31, 2013	800,616	$1.53
September 30, 2014	495,784	$1.53

The weighted average fair value of options granted during the nine months ended September 30, 2014 and during the year ended December 31, 2013 is $1.09 and $1.26, respectively per option. The aggregate intrinsic value of outstanding options at September 30, 2014 and December 31, 2013 is approximately $1,599 and $2,774, respectively. The aggregate intrinsic value of exercisable options at September 30, 2014 and December 31, 2013 is approximately $636 and $1,391, respectively.

The following table summarizes information about options outstanding and exercisable (including options to non-employees) as of September 30, 2014:

On Track Innovations Ltd.
and its Subsidiaries

Notes to the Interim Unaudited Condensed Consolidated Financial Statements

US dollars in thousands

Note 9 - Equity (cont'd)

A.	Stock option plans (cont'd)

	Options outstanding			Options Exercisable
	Number	Weighted		Number	Weighted
	outstanding	average	Weighted	Outstanding	average	Weighted
	as of	remaining	Average	As of	remaining	Average
Range of	September 30,	contractual	Exercise	September 30,	contractual	Exercise
exercise price	2014	life (years)	Price	2014	life (years)	Price

$ 0.03	60,116	1.90	$0.03	60,116	1.90	$0.03
0.90	231,000	4.27	0.90	120,333	4.11	0.90
1.08-1.45	138,000	2.71	1.09	23,000	2.68	1.08
1.46	175,000	4.14	1.46	18,333	4.06	1.46
1.67-2.08	69,500	2.27	1.73	49,500	2.13	1.73
2.24-2.58	1,159,834	4.21	2.36	224,502	2.88	2.35
3.18-3.23	250,000	4.46	3.21	-	-	-
2,083,450	4.01	495,784	3.02

As of September 30, 2014, there was approximately $1,600 of total unrecognized compensation cost related to non-vested share based compensation arrangements. That cost is expected to be recognized over a weighted-average period of approximately 2.25 years.

During the nine months ended September 30, 2014 and September 30, 2013, the Company recorded  share-based compensation expenses in the amount of $642 and $259, respectively, in accordance with ASC 718.

B.	Warrants

The following table summarizes information about warrants outstanding and exercisable as of September 30, 2014:

	Warrants outstanding			Warrants Exercisable
	Number	Weighted		Number	Weighted
	outstanding	average	Weighted	Outstanding	average	Weighted
	as of	remaining	Average	As of	remaining	Average
Range of	September 30,	contractual	Exercise	September 30,	contractual	Exercise
exercise price	2014	life (years)	Price	2014	life (years)	Price
$ 0.03	110,861	2.35	$0.03	56,644	2.18	$0.03
$3.75	260,869	1.35	3.75	260,869	1.35	3.75
	371,730	1.65		317,513	1.51

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

On Track Innovations Ltd.
and its Subsidiaries

Notes to the Interim Unaudited Condensed Consolidated Financial Statements

US dollars in thousands

Note 10 - Operating segments (cont'd)

Information regarding the results of each reportable segment is included below based on the internal management reports that are reviewed by the CODM.

	Three months ended September 30, 2014
	Petroleum	Retail and Mass Transit	Parking	Other	Consolidated

Revenues	$734	$3,695	$528	$298	$5,255
Reportable segment gross profit *	424	1,888	365	140	2,817
Reconciliation of reportable segment
gross profit to profit for the period
Depreciation					(171)
Stock based compensation					(10)
Gross profit for the period					$2,636

	Three months ended September 30, 2013
	Petroleum	Retail and Mass Transit	Parking	Other	Consolidated

Revenues	$1,080	$3,320	$442	$617	$5,459
Reportable segment gross profit *	679	1,897	293	406	3,275
Reconciliation of reportable segment
gross profit to profit for the period
Depreciation					(245)
Stock based compensation					(8)
Gross profit for the period					$3,022

	Nine months ended September 30, 2014
	Petroleum	Retail and Mass Transit	Parking	Other	Consolidated

Revenues	$2,902	$11,835	$1,711	$1,159	$17,607
Reportable segment gross profit *	1,800	5,567	1,136	593	9,096
Reconciliation of reportable segment
gross profit to profit for the period
Depreciation					(531)
Stock based compensation					(24)
Gross profit for the period					$8,541

On Track Innovations Ltd.
and its Subsidiaries

Notes to the Interim Unaudited Condensed Consolidated Financial Statements

US dollars in thousands

Note 10 - Operating segments (cont'd)

	Nine months ended September 30, 2013
	Petroleum	Retail and Mass Transit	Parking	Other	Consolidated

Revenues	$3,326	$7,641	$1,603	$1,065	$13,635
Reportable segment gross profit *	2,173	4,306	1,016	686	8,181
Reconciliation of reportable segment
gross profit to profit for the period
Depreciation					(520)
Stock based compensation					(16)
Gross profit for the period					$7,645

*	Gross profit as reviewed by the CODM, represents gross profit, adjusted to exclude depreciation and stock based compensation.

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

         By optimizing our operational structure, we better leveraged our core competencies in the areas of cashless payment solutions as we did in the first nine months of 2014 and we intend to continue doing so in the near future. In addition, these divestures allow us to focus on building our sales momentum, leveraging our growing industry adoption as a technology leader in the fast growing NFC and cashless payments markets, and reducing unnecessary headcount and costs. We believe that this approach will allow us to expand faster and into new territories.

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

Three months ended September 30, 2014, compared to the three months ended September 30, 2013

Sources of Revenue

We have historically derived a substantial majority of our revenues from the sale of our products, including both complete systems and original equipment manufacturers, or OEM,  components. In addition, we generate revenues from licensing and transaction fees, and also, less significantly, from engineering services, customer services and technical support. During the three months ended September 30, 2014 and 2013, the revenues that we derived from sales, licensing and transaction fees were as follows by dollar amounts (in thousands):

	Three months ended September 30,
	2014	2013
Sales	$3,691	$4,296
Licensing and transaction fees	$1,564	$1,163
Total revenues	$5,255	$5,459

    Sales decreased by $605,000 , or 14%, in the three months ended September 30, 2014, compared to the three months ended September 30, 2013. The decrease is mainly attributed to decrease in access control products and from Petroleum sales in the African market.

Licensing and transaction fees include one-time and periodic payments for manufacturing or distribution rights for our products, as well as licensing our IP rights to third parties.  Transaction fees are paid by customers based on the volume of transactions processed by systems that contain our products. The increase of $401,000, or 34% in the three months ended September 30, 2014, compared to the three months ended September 30, 2013, was mainly due to an increase in license fees related to the Mass Transit Ticketing market and to an increase in license fees related to the Parking segment.

                    We expect to generate additional revenues from transaction fees in the future as the installation and usage of systems that contain our products become more widespread.

We have historically derived revenues from different geographical areas.  The following table sets forth our revenues, by dollar amount (in thousands) and as a percentage of revenues in different geographical areas, in the three months ended September 30, 2014 and 2013:

Three months ended September 30	Americas		Europe		Asia		Africa
2014	$2,261	43%	$1,969	38%	$321	6%	$704	13%
2013	$1,949	36%	$1,720	31%	$760	14%	$1,030	19%

Our revenues from sales in Americas increased by $312,000, or 16%, in the three months ended September 30, 2014, compared to the three months ended September 30, 2013, mainly due to an increase in sales of NFC readers to the U.S. market.

Our revenues from sales in Europe increased by $249,000, or 14%, for the three months ended September 30, 2014, compared to the three months ended September 30, 2013, mainly from an increase in our NFC readers sold to the European market and by an increase in the Parking segment sales partially offset by a decrease in Petroleum products sales.

Our revenues from sales in Asia decreased by $439,000, or 58%, in the three months ended September 30, 2014, compared to the three months ended September 30, 2013, mainly due to decrease from our access control products.

Our revenues from sales in Africa decreased by $326,000, or 32%, in the three months ended September 30, 2014, compared to the three months ended September 30, 2013, mainly due to a decrease in our petroleum segment sales partially offset by an increase from our Medismart products.

    Our revenues derived from outside the U.S., which are primarily received in currencies other than the U.S. dollar, have a varying impact upon our total revenues, as a result of fluctuations in such currencies’ exchange rates against the U.S. dollar.

The following table sets forth our revenues, by dollar amount (in thousands) and as a percentage of revenues by segments, during the three months ended September 30, 2014, and September 30, 2013:

Three months ended September 30	Petroleum		Parking		Retail and Mass Transit Ticketing		Other
2014	$734	14%	$528	10%	$3,695	70%	$298	6%
2013	$1,080	20%	$442	8%	$3,320	61%	$617	11%

Revenues in the three months ended September 30, 2014, from Petroleum decreased by $346,000, or 32%, compared to the three months ended September 30, 2013, mainly due to a decrease in sales of Petroleum products in the African markets.

Revenues from Retail and Mass Transit Ticketing increased by $375,000, or 11%, in the three months ended September 30, 2014, compared to the three months ended September 30, 2013.  This increase is mainly due to increased sales of NFC readers to the U.S. market.

Revenues in the three months ended September 30, 2014, from Parking increased by $86,000, or 19%, compared to the three months ended September 30, 2013, mainly due to an increase in revenues generated from the European market.

Revenues in the three months ended September 30, 2014, from Other products, including MediSmart and access control products, decreased by $319,000, or 52%, in the three months ended September 30, 2014, compared to the three months ended September 30, 2013, mainly due to a decrease in sales of access control products.

Cost of Revenues and Gross Margin

Our cost of revenues, presented by gross profit and gross margin percentage, in the three months ended September 30, 2014 and 2013, were as follows by dollar amounts (in thousands):

	Three months ended September 30,
	2014	2013
Cost of sales	$2,619	$2,437
Gross profit	$2,636	$3,022
Gross margin percentage	50%	55%

Cost of sales.  Cost of revenues relating to sales consists primarily of materials, as well as salaries, fees to subcontractors and related costs of our technical staff that assemble our products.  The increase of $182,000, or 7%, in the three months ended September 30, 2014, compared to the three months ended September 30, 2013, resulted primarily from the increased consumption of materials from retail products.

Gross margin. Gross margin decreased to 50% in the three months ended September 30, 2014, from 55% in the three months ended September 30, 2013. The decrease in our overall gross margin is mainly attributed to a change in our revenue mix driven by a decrease in petroleum products and by an increase of Retail products revenues in the three months ended September 30, 2014, compared to the three months ended September 30, 2013.

Operating expenses

Our operating expenses in the three months ended September 30, 2014 and 2013, were as follows by dollar amounts (in thousands):

	Three months ended September 30,
	2014	2013
Research and development	$1,281	$1,175
Selling and marketing	$1,968	$1,869
General and administrative	$1,382	$1,270
Patent litigation and maintenance	$194	$196
Other operating income, net	$-	$(4,307)
Amortization of intangible assets	$-	$15
Total operating expenses	$4,825	$218

Research and development.  Our research and development expenses consist primarily of the salaries and related expenses of our research and development staff, as well as subcontracting expenses. All research and development costs are expensed as incurred. The increase of $106,000, or 9%, in the three months ended September 30, 2014, compared to the three months ended September 30, 2013, is primarily attributed to an increase in one-time lay off expenses due to our cost reduction actions. Our research and development expenses may increase in the future as we continue to develop new products and new applications for our existing products.

Selling and marketing.  Our selling and marketing expenses consist primarily of salaries and substantially all of the expenses of our sales and marketing subsidiaries and offices in the U.S., South Africa and Europe, as well as expenses related to advertising, professional expenses and participation in exhibitions and tradeshows.  The increase of $99,000, or 5%, in the three months ended September 30, 2014, compared to the three months ended September 30, 2013, is primarily attributed to an increase in employment costs due to an increase in the number of selling and marketing employees. Our selling and marketing expenses may increase in the future as we continue to expand our local sales and marketing subsidiaries, open new offices and in the event that we hire additional personnel.

    General and administrative.  Our general and administrative expenses consist primarily of salaries and related expenses of our executive management, financial and administrative staff. These expenses also include costs of our professional advisors (such as lawyers and accountants), directors’ fees and Board of Directors initiatives, office expenses, insurance and general and administrative expenses, and provision for doubtful accounts. The increase of $112,000, or 9%, in the three months ended September 30, 2014, compared to the three months ended September 30, 2013, was primarily due to an increase in stock based compensation expenses partially offset by a decrease in professional expenses. General corporate and administrative expenses may increase in the future as we continue to expand our operations.

    Patent litigation and maintenance expenses. Our patent litigation and maintenance expenses consist primarily of our professional advisors such as lawyers in charge of the Company's long-term IP assertions and monetization plan and also consists of salaries and related expenses of our team of employees executing the monetization of our intellectual property. Our patent litigation and maintenance expenses remained stable in the three months ended September 30, 2014, compared to the three months ended September 30, 2013.

Other operating income, net. No other operating income, net was recorded in the three months ended September 30, 2014. On July 10, 2013, the Company signed a settlement agreement with its former CEO and Chairman and former president with respect to their termination of employment with the Company and its subsidiaries. Following to the execution of the agreements mentioned above, the Company recorded in the third quarter of 2013 other income of $4.6 million. In addition, other operating income, net, includes a $189,000 loss from disposal of our subsidiary in France and a $79,000 loss on sale of property and equipment.

Amortization of intangible assets. No amortization of intangible assets was recorded in the three months ended September 30, 2014, due to the full impairment of intangible assets recorded at the end of 2013.

Financing expenses, net

Our financing expenses, net, in the three months ended September 30, 2014 and 2013, were as follows by dollar amounts (in thousands):

	Three months ended September 30,
	2014	2013
Financing income	$3	$1
Financing expenses	$(47)	$(175)
Financing expenses, net	$(44)	$(174)

    Financing income consists primarily of interest earned on investments in short term deposits. Financing expenses consist primarily of interest payable on bank loans, bank commissions and foreign exchange losses. Financing income remained stable in the three months ended September 30, 2014, compared to the three months ended September 30, 2013 . The decrease in financing expenses in the three months ended September 30, 2014, compared to the three months ended September 30, 2013, of $128,000, or 73%, is mainly due to the exchange rate differentials of the U.S. dollar against the Israeli NIS and the EURO.

Net income (loss) from continuing operations

Our net income (loss) from continuing operations in the three months ended September 30, 2014 and 2013, was as follows by dollar amounts (in thousands):

	Three months ended September 30,
	2014	2013
Net income (loss) from continuing operations	$(2,262)	$2,628

The decrease of $4.9 million, or 186%, in the three months ended September 30, 2014, compared to the three months ended September 30, 2013, is primarily due to the decrease in other operating income, net , a decrease in our gross profit partially offset by a decrease in financing expenses, net, as mentioned above.

Net income (loss) from discontinued operations

Our net income (loss) from discontinued operations in the three months ended September 30, 2014 and 2013, was as follows by dollar amounts (in thousands):

	Three months ended September 30,
	2014	2013
Net income (loss) from discontinued operations	$311	$(805)

In December 2013, we completed the sale of certain assets, certain subsidiaries and IP assets directly related to our SmartID division. Further, in February 2014, we sold Intercard.

The results from these operations for the reporting periods are presented in the statements of operations as discontinued operations, separately from continuing operations.

The net income from discontinued operations of $311,000 in the three months ended September 30, 2014, compared to net loss from discontinued operations of $805,000 in the three months ended September 30, 2013, is primarily due to earn out revenues related to the sale of the Smart ID operations and to a decrease in net loss from the SmartID division discontinued operations.

Net income (loss)

Our net income (loss) in the three months ended September 30, 2014 and 2013, was as follows by dollar amounts (in thousands):

	Three months ended September 30,
	2014	2013
Net income (loss)	$(1,951)	$1,823

The net loss of $1.9 million in the three months ended September 30, 2014, compared to net income of $1.8 million the three months ended September 30, 2013, is primarily due to a decrease in other operating income, net, a decrease in the Company’s gross profit partially offset by an increase in net income from discontinued operations, as mentioned above.

Nine months ended September 30, 2014, compared to the nine months ended September 30, 2013

Sources of Revenue

We have historically derived a substantial majority of our revenues from the sale of our products, including both complete systems and OEM components. In addition, we generate revenues from licensing and transaction fees, and also, less significantly, from engineering services, customer services and technical support. During the nine months ended September 30, 2014 and 2013, the revenues that we derived from sales, licensing and transaction fees were as follows by dollar amounts (in thousands):

	Nine months ended September 30,
	2014	2013
Sales	$13,381	$10,245
Licensing and transaction fees	$4,226	$3,390
Total revenues	$17,607	$13,635

                    Sales increased by $3.1 million, or 31%, in the nine months ended September 30, 2014, compared to the nine months ended September 30, 2013. The increase is mainly attributed to an increase in retail segment sales related to our NFC readers in the U.S. market.

Licensing and transaction fees include one-time and periodic payments for manufacturing or distribution rights for our products, as well as licensing our IP rights to third parties.  Transaction fees are paid by customers based on the volume of transactions processed by systems that contain our products. The increase of $836,000, or 25% in the nine months ended September 30, 2014, compared to the nine months ended September 30, 2013, was mainly due to an increase in license fees related to the Mass Transit Ticketing market and to a lesser extent, an increase in license fees related to the Parking segment.

We expect to generate additional revenues from transaction fees in the future as the installation and usage of systems that contain our products become more widespread.

We have historically derived revenues from different geographical areas.  The following table sets forth our revenues, by dollar amount (in thousands) and as a percentage of revenues in different geographical areas, in the nine months ended September 30, 2014, and September 30, 2013:

Nine months ended September 30	Americas		Europe		Asia		Africa
2014	$6,857	39%	$5,522	32%	$2,184	12%	$3,044	17%
2013	$4,210	31%	$5,025	37%	$1,519	11%	$2,881	21%

Our revenues from sales in Americas increased by $2.6 million, or 63%, in the nine months ended September 30, 2014, compared to the nine months ended September 30, 2013, mainly due to an increase in sales of NFC readers to the U.S. market.

Our revenues from sales in Europe increased by $497,000, or 10%, in the nine months ended September 30, 2014, compared to the nine months ended September 30, 2013, mainly due to an increase in sales of NFC readers to the European market, an increase in the Mass Transit Ticketing in Poland and an increase in the Parking segment sales.

Our revenues from sales in Asia increased by $665,000, or 44%, in the nine months ended September 30, 2014, compared to the nine months ended September 30, 2013, mainly due to an increase in  retail revenues from our oti Wave product.

Our revenues from sales in Africa increased by $163,000, or 6%, in the nine months ended September 30, 2014, compared to the nine months ended September 30, 2013, mainly due to an increase in sales of our Medismart products.

    Our revenues derived from outside the U.S., which are primarily received in currencies other than the U.S. dollar, have a varying impact upon our total revenues, as a result of fluctuations in such currencies’ exchange rates against the U.S. dollar.

The following table sets forth our revenues, by dollar amount (in thousands) and as a percentage of revenues by segments, during the nine months ended September 30, 2014, and September 30, 2013:

Nine months ended September 30	Petroleum		Parking		Retail and Mass Transit Ticketing		Other
2014	$2,902	16%	$1,711	10%	$11,835	67%	$1,159	7%
2013	$3,326	24%	$1,603	12%	$7,641	56%	$1,065	8%

Revenues in the nine months ended September 30, 2014, from Petroleum decreased by $424,000, or 13%, compared to the nine months ended September 30, 2013, mainly due to a decrease in sales of Petroleum products in the European and African markets.

Revenues from Parking in the nine months ended September 30, 2014, increased by $108,000, or 7%, compared to the nine months ended September 30, 2013. The increase is mainly due to increased sales in the European markets.

Revenues from Retail and Mass Transit Ticketing in the nine months ended September 30, 2014, increased by $4.2 million, or 55%, compared to the nine months ended September 30, 2013. The increase is mainly due to increased sales of NFC readers to the U.S. market and our oti Wave product to the Asian market.

Revenues in the nine months ended September 30, 2014, from Other products, including MediSmart and access control products, increased by $94,000, or 9%, compared to the nine months ended September 30, 2013, mainly due to an increase in sales of Medismart products in Africa.

Cost of Revenues and Gross Margin

Our cost of revenues, presented by gross profit and gross margin percentage, in the nine months ended September 30, 2014, and September 30, 2013, were as follows by dollar amounts (in thousands):

	Nine months ended September 30,
	2014	2013
Cost of sales	$9,066	$5,990
Gross profit	$8,541	$7,645
Gross margin percentage	49%	56%

Cost of sales.  Cost of revenues relating to sales consists primarily of materials, as well as salaries, fees to subcontractors and related costs of our technical staff that assemble our products.  The increase of $3.1 million, or 51%, in the nine months ended September 30, 2014, compared to the nine months ended September 30, 2013, resulted primarily from the need to support the material increase in our revenues, including increased consumption of materials from Retail products.

Gross margin. Gross margin decreased to 49% in the nine months ended September 30, 2014, from 56% in the nine months ended September 30, 2013. The decrease in our overall gross margin is mainly attributed to a change in our revenue mix driven by an increase of Retail products revenues in the nine months ended September 30, 2014, compared to the nine months ended September 30, 2013.

Operating expenses

Our operating expenses in the nine months ended September 30, 2014 and 2013, were as follows by dollar amounts (in thousands):

	Nine months ended September 30,
	2014	2013
Research and development	$3,662	$3,163
Selling and marketing	$6,160	$5,100
General and administrative	$4,491	$4,820
Patent litigation and maintenance	$1,213	$614
Other operating income, net	$-	$(4,307)
Amortization of intangible assets	$-	$68
Total operating expenses	$15,526	$9,458

Research and development.  Our research and development expenses consist primarily of the salaries and related expenses of our research and development staff, as well as subcontracting expenses. All research and development costs are expensed as incurred. The increase of $499,000, or 16%, in the nine months ended September 30, 2014, compared to the nine months ended September 30, 2013, is primarily attributed to an increase in employment expenses due to an increase in the number of research and development employees in certain locations and to an increase in subcontractors expenses related to new products. Our research and development expenses may increase in the future as we continue to develop new products and new applications for our existing products.

    Selling and marketing.  Our selling and marketing expenses consist primarily of salaries and substantially all of the expenses of our sales and marketing subsidiaries and offices in the U.S., South Africa and Europe, as well as expenses related to advertising, professional expenses and participation in exhibitions and tradeshows.   The increase of $1.1 million, or 21%, in the nine months ended September 30, 2014, compared to the nine months ended September 30, 2013, is primarily attributed to an increase in employment and business trips expenses due to an increase in the number of selling and marketing employees and to an increase in distributors’ commissions expenses as a result of the increase in revenues. Our selling and marketing expenses may increase in the future as we continue to expand our local sales and marketing subsidiaries, open new offices and in the event that we hire additional personnel.

   General and administrative.  Our general and administrative expenses consist primarily of salaries and related expenses of our executive management, financial and administrative staff. These expenses also include costs of our professional advisors (such as lawyers and accountants), directors’ fees and Board of Directors initiatives, office expenses, insurance and general and administrative expenses, and provision for doubtful accounts. The decrease of $329,000, or 7%, in the nine months ended September 30, 2014, compared to the nine months ended September 30, 2013, was primarily due to a decrease in professional expenses partially offset by an increase in stock based compensation expenses. General corporate and administrative expenses may increase in the future as we continue to expand our operations.

   Patent litigation and maintenance expenses. Our patent litigation and maintenance expenses consists primarily our professional advisors such as lawyers in charge of the Company's long-term IP assertions and monetization plan and also consists of salaries and related expenses of our team of employees executing the monetization of our intellectual property. The increase of $599,000, or 98%, in the nine months ended September 30, 2014, compared to the nine months ended September 30, 2013, is primarily attributed to an increase in legal fees related to our IP monetization efforts and patents registration. This increase is also attributed to an increase in employment expenses mainly driven from the appointment of the chairman of our Board of Directors as CEO of our U.S. subsidiary, personally overseeing the monetization of the Company's IP.

Other operating income, net. No other operating income, net was recorded in the nine months ended September 30, 2014. On July 10, 2013, the Company signed a settlement agreement with its former CEO and Chairman and former president with respect to their termination of employment with the Company and its subsidiaries. Following to the execution of the agreements mentioned above, provisions made over these individuals' employment periods were adjusted accordingly and the Company recorded other income of $4.6 million. In addition, other operating income, net, includes a $189,000 loss from disposal of our subsidiary in France and a $79,000 loss on sale of property and equipment.

Amortization of intangible assets. No amortization of intangible assets was recorded in the nine months ended September 30, 2014, due to the full impairment of intangible assets recorded at the end of 2013.

Financing expenses, net

Our financing expenses, net, in the nine months ended September 30, 2014 and 2013, were as follows by dollar amounts (in thousands):

	Nine months ended September 30,
	2014	2013
Financing income	$76	$136
Financing expenses	$(473)	$(1,132)
Financing expenses, net	$(397)	$(996)

Financing income consists primarily of foreign exchange gains and from interest earned on investments in short term deposits, U.S. and Israeli treasury securities and corporate bonds. Financing expenses consist primarily of interest payable on bank loans, bank commissions and foreign exchange losses. The decrease in financing income in the nine months ended September 30, 2014, compared to in the nine months ended September 30, 2013, of $60,000, or 44%, is mainly due to a decrease in short term investments, mainly Israeli treasury securities and corporate bonds. The decrease in financing expenses in the nine months ended September 30, 2014, compared to in the nine months ended September 30, 2013, of $659,000, or 58%, is mainly due to the exchange rate differentials of the U.S. dollar against the Israeli NIS and the EURO.

Net loss from continuing operations

Our net loss from continuing operations in the nine months ended September 30, 2014, and September 30, 2013, was as follows by dollar amounts (in thousands):

	Nine months ended September 30,
	2014	2013
Net loss from continuing operations	$(7,584)	$(2,807)

The increase of $4.8 million, or 170%, in the loss for the nine months ended September 30, 2014, compared to the nine months ended September 30, 2013, is primarily due to the decrease in other operating income, net and the increase in operating expenses, partially offset by an increase in our gross profit and a decrease in financing expenses, net as mentioned above.

Net income (loss) from discontinued operations

Our net income (loss) from discontinued operations in the nine months ended September 30, 2014, and 2013, was as follows by dollar amounts (in thousands):

	Nine months ended September 30,
	2014	2013
Net income (loss) from discontinued operations	$41	$(714)

In December 2013, we completed the sale of certain assets, certain subsidiaries and IP assets directly related to our SmartID division. Further, in February 2014, we sold Intercard.

The results from these operations for the reporting periods are presented in the statements of operations as discontinued operations separately from continuing operations.

The net income from discontinued operations of $41,000 in the nine months ended September 30, 2014, compared to net loss of $714,000 the nine months ended September 30, 2013, is primarily due to earn out revenues related to the sale of the SmartID division operations and by transfer of Intercard accumulated foreign currency translation adjustments from other comprehensive income (loss) to the statement of operations and a decrease in the loss from the discontinued activity of InterCard in the nine months ended September 30, 2014.

Net loss

Our net loss in the nine months ended September 30, 2014 and 2013, was as follows by dollar amounts (in thousands):

	Nine months ended September 30,
	2014	2013
Net loss	$(7,543)	$(3,521)

The increase in net loss of $4.0 million, or 114%, in the nine months ended September 30, 2014, compared to the nine months ended September 30, 2013, is primarily due to a decrease in other operating income, net partially offset by an increase in the Company’s gross profit, a decrease in financing expenses, net, and a decrease in net loss from discontinued operations as mentioned above.

Liquidity and Capital Resources

   Our principal sources of liquidity since our inception have been sales of equity securities, borrowings from banks, cash from the exercise of options and warrants and proceeds from divestitures of parts of our businesses. We had cash and cash equivalents of $5.9 million as of September 30, 2014, and $15.0 million as of December 31, 2013.  In addition, we had short-term investments of $3.7 million as of September 30, 2014, representing bank deposits (of which an amount of $1.9 million was pledged as a security in respect of guarantees granted to third parties, loans and credit lines received from a bank), and $2.6 million as of December 31, 2013, (of which an amount of $2.4 million had then been pledged as a security in respect of guarantees granted to third parties, loans and credit lines received from a bank).  We believe that we have sufficient capital resources to fund our operations in the next 12 months.  Our investment policy requires investment in high-quality investment-grade securities. As of September 30, 2014, the balance of our long-term loans including current maturities was $3.3 million. Such loans are denominated in the following currencies: U.S. dollars ($469,000; matures in the years 2014 - 2019), New Israeli Shekel ($632,000; matures in the years 2014-2019), South African Rand ($929,000; matures in the years 2014 - 2023) and Polish Zloty ($1.3 million; matures in 2014-2017). As of September 30, 2014, these loans bear interest at rates ranging from 3.6%-8.5% (mainly 5%) per annum.

The composition of our long-term loans as of September 30, 2014, was as follows by dollar amounts (in thousands):

September 30, 2014
Long-term loans	$3,329
Less - current maturities	876
$2,453

The composition of our short-term loans, bank credit and current maturities of long-term loans as of September 30, 2014, was as follows by dollar amounts (in thousands):

	September 30, 2014
	Interest rate
In NIS	6.5%	$818
In USD	4.7%	1,361
In Polish Zloty	3.6%	894
		3,073
Current maturities of long-term loans		876
		$3,949

    On November 4, 2014 the Company signed a financial and restrictive covenant with Bank Leumi L’Israel Ltd. in order to secure bank services and obtain bank credit and loans. Under the covenants definitions, we are obligated to meet the following: (i) total liquid deposits will not be less than $6.0 million at any time; (ii) beginning 2015, the annual operational profit on EBITDA basis will not be less than $1.0 million; (iii) annual revenues will not be less than $20.0 million; and (iv) for 2014: equity at a level of 25% of the total assets and equity sum of no less than $9.5 million, for 2015: equity at a level of 28% of the total assets and equity sum of no less than $10.5 million, and for 2016 and onwards: equity at a level of 30% of the total assets and equity sum of no less than $11.0 million.  As of September 30, 2014, we are in compliance with these covenants.

For the nine months ended September 30, 2014, we had a negative cash flow from continuing operations of $7.2 million.  We may continue to suffer from negative cash flow from operations. We have implemented certain cost reduction initiatives and have reached certain arrangements and agreements that we expect will provide additional cash resources and allow us to manage our liquidity requirements. In addition, we are looking for ways to increase our cash resources in order to support our growth, such as raising funds by sale of our equity securities, capitalizing on our patent portfolio, sales of assets or parts of our business.  We have an effective shelf registration statement, which we may use in the future to raise additional funds.

Operating activities related to continuing operations

For the nine months ended September 30, 2014, net cash used in continuing operating activity was $7.2 million primarily due to a $7.6 million net loss from continuing operations, a $772,000 decrease in other current liabilities, a $689,000 increase in inventory, a $308,000 increase in other receivables and prepaid expenses and a $112,000  decrease in accrued severance pay, net, partially offset by a $240,000 decrease in trade receivables, a $235,000 increase in trade payables and the following non-cash expenses: $959,000 of depreciation, $642,000 of stock based compensation expenses related to equity grants issued to employees and others and $135,000 in deferred tax.

    For the nine months ended September 30, 2013, net cash used in continuing operating activity was $8.6 million primarily due to a $2.8 million net loss from continuing operations, a $4.9 million decrease in other current liabilities, a $3.0 million decrease in accrued severance pay, a $683,000 decrease in trade payables, and a $253,000 increase in inventory, partially offset by a $1.4 million decrease in other receivables and prepaid expenses, a $240,000 decrease in trade receivables and the following non-cash expenses: $934,000 of depreciation , $219,000 due to stock based compensation related to equity grants issued to employees and others and $189,000 loss from disposal of a subsidiary.

Operating activities related to discontinued operations

For the nine months ended September 30, 2014, net cash used in discontinued operating activities was $1.3 million. For the nine months ended September 30, 2013, net cash provided by discontinued operating activities was $279,000. All such cash flows related to the SmartID division and Intercard.

Investing and financing activities related to continuing operations

For the nine months ended September 30, 2014, net cash used in continuing investing activities was $1.5 million, mainly due to a $2.4 million investment in short term investments and $340,000 purchase of property and equipment, partially offset by $1.3 million in proceeds from the maturity of short term investments.

For the nine months ended September 30, 2013, net cash provided by continuing investing activities was $7.1 million, mainly due to $6.4 in proceeds from the maturity and sale of short term investments , $3.4 million in proceeds from restricted deposits for employee benefits and $168,000 in proceedsfrom sale of property and equipment partially offset by $2.6 million used for purchase of property and equipment and $324,000 used for purchase of short term investments.

For the nine months ended September 30, 2014, net cash provided by continuing financing activities was $362,000 mainly due to $965,000 in proceeds from the exercise of options, a $179,000 increase in short-term bank credit, net, and proceeds of $29,000 from long-term bank loans, partially offset by a $811,000 repayment of long-term bank loans.

For the nine months ended September 30, 2013, net cash used in continuing financing activities was $59,000 mainly due to a $2.3 million decrease in short-term bank credit, net and a $1.2 million repayment of long-term bank loans, partially offset by proceeds of $2.8 million from long-term bank loans and proceeds of $647,000 from the exercise of options.

Investing and financing activities related to discontinued operations

For the nine months ended September 30, 2014, net cash provided by discontinued investing activities was $925,000 mainly due to payments received related to the sale of Intercard and earn out from the sale of the SmartID division operations, partially offset by purchase of property and equipment by Intercard.

For the nine months ended September 30, 2013, net cash used in discontinued investing activities was $84,000 due to purchases of property and equipment.

For the nine months ended September 30, 2014, net cash used in discontinued financing activities was $154,000 mainly due to repayments of short terms loans related to Intercard.

For the nine months ended September 30, 2013, net cash used in discontinued financing activities was $829,000 mainly due to repayments of short and long terms loans related to the SmartID division and Intercard.

Off Balance Sheet Arrangements

    As of September 30, 2014, we had no off balance sheet arrangements that have had or that we expect would be reasonably likely to have a future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

    Changes in Internal Control Over Financial Reporting. There has been no change in our internal control over financial reporting during the third quarter of fiscal year 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

Previously reported. Reference is made to Part II – Item 1 in our quarterly report on Form 10-Q for the quarter ended June 30, 2014, for a discussion of pending legal proceedings to which we are a party.

Item 6.  Exhibits.

3.1	Amended and Restated Articles of Incorporation (incorporated by reference to the Company’s Report on Form 6-K filed with the SEC on October 31, 2013.
31.1*	Rule 13a-14(a) Certification of Chief Executive Officer.
31.2*	Rule 13a-14(a) Certification of Chief Financial Officer.

32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.

32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

101 *
The following materials from our Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) the Interim Condensed Consolidated Balance Sheets, (ii) the Interim Condensed Consolidated Statements of Operations, (iii) the Interim Condensed Consolidated Statements of Comprehensive Loss, (iv) the Interim Condensed Statements of Changes in Equity, (v) the Interim Condensed Consolidated Statements of Cash Flows, and (vi) the Notes to Interim Condensed Consolidated Financial Statements, tagged as blocks of text and in detail.

*Filed herewith.

** Furnished herewith.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ON TRACK INNOVATIONS LTD.

By: /s/ Ofer Tziperman
Ofer Tziperman, Chief Executive Officer
(Principal Executive Officer)
Dated: November  12, 2014

By: /s/ Shay Tomer
Shay Tomer, Chief Financial Officer
(Principal Financial and Accounting Officer)
Dated:  November  12, 2014