Form 10-K
period 2014-12-31
ON TRACK INNOVATIONS LTD
filed 2015-03-30
CIK 1021604

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

  (Mark One)

 ☒           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the fiscal year ended December 31, 2014

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

Registrant’s telephone number + 972-4-6868000

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

$68,018,603

The number of shares of the registrant’s Ordinary Shares outstanding on March 11, 2015, was 40,817,903.

In this annual report, unless otherwise specified, all dollar amounts are expressed in United States dollars. In Note 2A to our consolidated financial statements we explain the method of exchange rate calculations which we use.

As used in this annual report, the terms “we”, “us”, “our”, “the Company”, and “OTI” mean On Track Innovations Ltd. and our subsidiaries and affiliates, unless otherwise indicated.

This Annual Report on Form 10-K includes the registered and unregistered trademarks of the Company and other persons, which are the property of their respective owners.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

The statements contained in this Annual Report on Form 10-K, or Annual Report, that are not historical facts are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 and other federal securities laws. Such forward-looking statements may be identified by, among other things, the use of forward-looking terminology such as “believes,” “intends,” “plans” “expects,” “may,” “will,” “should,” or “anticipates” or the negative thereof or other variations thereon or comparable terminology, and similar expressions are intended to identify forward-looking statements.  We remind readers that forward-looking statements are merely predictions and therefore are inherently subject to uncertainties and other factors and involve known and unknown risks that could cause the actual results, performance, levels of activity, or our achievements, or industry results, to be materially different from any actual future results, performance, levels of activity, or our achievements, or industry results, expressed or implied by such forward-looking statements. Such forward-looking statements may appear in Item 1 – “Business” and Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” as well as elsewhere in this Annual Report and include, among other statements, statements regarding the following:

•	our expectations regarding the growth of the near-field communication, or NFC, market;

•	the expected development and potential benefits from our existing or future products or our intellectual property, or IP;

•	increased generation of revenues from licensing, transaction fees and/or other arrangements;

•	future sources of revenue, ongoing relationships with current and future suppliers, customers, end-user customers and resellers;

•	our intention to generate additional recurring revenues and transaction fees;

•	future costs and expenses and adequacy of capital resources;

•	our intention to continue to expand our market presence via strategic partnerships around the globe;

•	our expectations with respect to the expansion of our MediSmart product into additional countries in Eastern Africa or elsewhere;

•	our expectations that revenues from Retail and Mass Transit Ticketing will grow in the next years, and the expected reasons for that growth;

•	our plans to increase our cash resources, such as by capitalizing on our patent portfolio, sales of assets or parts of our business or raising funds;

•	our plans to reduce our financial expenses;

•	our expectations regarding our short-term and long-term capital requirements;

•	our intention to continue to invest in research and development;

•	our outlook for the coming months; and

•	information with respect to any other plans and strategies for our business.

The factors discussed herein, including those risk factors described in Item 1A  “Risk Factors”, and those expressed from time to time in our press releases or filings with the Securities and Exchange Commission, or the SEC, could cause actual results and developments to be materially different from those expressed in or implied by such statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak and are made only as of the date of this filing.

Our business and operations are subject to substantial risks, which increase the uncertainty inherent in the forward-looking statements contained in this Annual Report. Except as required by law, we undertake no obligation to release publicly the result of any revision to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

PART I

Item 1.      Business.

General Overview

We are a pioneer and leading developer of cutting-edge secure cashless payment solutions and for over two decades, we have provided innovative technology to worldwide enterprises. We operate in three main segments: Retail and Mass Transit, Petroleum, and Parking.  See “Our Markets” below. In addition to our three reportable segments, certain products for the medical industry and other secure smart card solutions are classified under “Other” in segment analysis appearing in this Annual Report.

Our field-proven suite of cashless payment solutions is based on an extensive IP portfolio boasting 34 patent families, including registered patents and patent applications worldwide. Since our incorporation in 1990, we have built an international reputation for reliability and innovation, deploying hundreds of solutions for banking, mobile network operators, vending, mass transit, petroleum and parking.

We operate a global network of regional offices, franchisees, distributors and partners to support various solutions deployed across the globe.

In 2013, we made a strategic decision to focus our efforts on our core business of providing cashless payment solutions based among other things on contactless and NFC technology and to divest businesses in the Company that are not within this business scope. According to our new strategy, among other things, we: (1) divested the operations of Parx France S.A.S., or Parx France, except for certain exclusive distribution rights thereof, in August 2013; (2) sold our SmartID division in December 2013; and (3) sold our wholly owned German subsidiary, Intercard System Electronics GmbH, or Intercard, in February 2014.

By optimizing our operational structure, we better leveraged our core competencies in the areas of cashless payment solutions in 2014, and we intend to continue doing so in the near future. In addition, these divestures allow us to focus on building our sales momentum, leveraging our growing industry adoption as a technology leader in the fast growing NFC and cashless payments markets, and reducing unnecessary headcount and costs. We believe that this approach will allow us to expand faster and into new territories.

In addition, we made a strategic decision to focus on enforcing our patent portfolio, and on maximizing the value of our IP through licensing, customized technology solutions, strategic partnerships and litigation.

We were incorporated under the laws of the State of Israel on February 15, 1990, under the name of De-Bug Innovations Ltd., with unlimited duration.  Our name was changed to On Track Innovations Ltd. on July 8, 1991. We are registered with the Israeli Registrar of Companies, under registration number 52-004286-2 and our Ordinary Shares are traded in the NASDAQ Global Market, or NASDAQ, under the symbol OTIV.

Our Markets

We provide our cashless payment solutions for three major vertical markets:

Retail and Mass Transit Ticketing

Retail - The high cost of cash, cash related crime and cash impact on creating ‘black economies’ are major forces that drive markets to look for “Cashless Payment Solutions”. Embraced by retail organizations across the globe, mobile payments, NFC and contactless technologies are helping create a cashless, paperless world.

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

The system is comprised of attended and unattended point of sale, or POS, terminals and is fully managed by a back office solution for a full end-to-end turnkey service.

Our solutions for the mass transit ticketing market in Poland are managed by ASEC.

Petroleum

Volatile fuel costs mean that customers of all types are more cost-conscious when it comes to fueling. Commercial organizations with multiple vehicles are especially sensitive to the impact of fuel expenses on their profitability.

Our petroleum payment solutions enable customers to precisely and effortlessly control and manage refueling operations, including automatic payments for less gas station downtime, complete remote transaction and fuel usage reporting, and tracking of odometer and/or engine operating hours.

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

Parking

With today’s growing parking needs, municipalities and city drivers need a fast, simple, and seamless on-street and parking lot payment system. Providing such a system raises municipal parking revenues, lowers enforcement overhead, and improves driver satisfaction.

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

Our solutions for the parking market in Israel are managed by Easy Park Ltd., or Easy Park, a subsidiary of PARX, based in Israel.

Our Products

Below are the details of our offering for each of the above mentioned vertical markets.

Retail and Mass Transit Ticketing Market

Retail

WAVE

Our innovative and proprietary WAVE solution adds NFC, contactless payment and security capabilities to existing iPhone® and Android® mobile devices. WAVE is completely Subscriber Identity Module, or SIM, agnostic, and offers banks, loyalty card vendors, mobile network operators, or MNOs, mass transit operators, closed campus operators and other diverse vendors a cost-effective, post-market mobile payment add-on option, with quick time-to-market and cost effective implementation. With WAVE, mobile network stakeholders can rapidly rollout new services and create new revenue opportunities, all with minimal investment and implementation overhead.

Flexible as well as cost-effective, attaching the WAVE dongle to any handset requires no expertise or special tooling. WAVE’s contactless interface supports mobile contactless payment for MasterCard®, Visa®, debit and credit programs, e-Purse, mass transit ticketing, e-coupons, loyalty program and healthcare applications.

WAVE PKI

With a significant growth in the scope of daily online transactions and increasing danger of fraud, organizations are seeking tools that can seamlessly assure secured transactions and customer identification.

As more organizations implement public key infrastructure, or PKI, solutions to authenticate consumers, new challenges arise. The majority of PKI endpoint devices support personal computers, but do not provide a solution for mobile devices, which have become increasingly prevalent in PKI transactions.

Our WAVE PKI is a device-agnostic add-on easily attached to the audio jacks of smartphones, tablets and Windows® based PCs.

oti NFC Insert

Our unique and field-proven oti Payment NFC Insert is an innovative bridge to contactless payment – enabling the addition of contactless payment, MIFARE™ and NFC capabilities to most existing handsets, including feature phones. The product is SIM, operating system and handset-agnostic. Our payment NFC insert is a post-market accessory that can be rapidly and cost-effectively deployed with no special technical overhead.

oti NFC Insert supports contactless payment for MasterCard®, Visa® and other card associations, debit and credit, e-Purse, mass transit ticketing, e-coupons and loyalty programs. Leveraging oti NFC Insert, mobile network operators can gain first mover advantage, using existing subscriber handsets to deliver new services and create new revenue opportunities.

oti Readers

•
We supply NFC and contactless payment reader solutions. With years of experience, unique IP and know-how, our technology enables unparalleled quality and performance. Our solutions are approved by Underwriters Laboratories, Inc., or UL, and the U.S. Federal Communications Commission, or FCC, and certified by MasterCard TQM (Terminal Quality Management). Also, our reliability and performance are based on over two decades of experience with NFC and contactless solutions.

•
Our NFC readers are certified by the leading card associations including, amongst others, Visa, MasterCard, Amex, Discover Interac and the Europay, MasterCard® and Visa® association, or EMV, and are compatible as well for use with various NFC mobile payments solutions such as Apple Pay™, MIFARE™, Soft Card™ and others.

oti SATURN® 6700 UNO

oti SATURN ® 6700 UNO, or UNO, is a single interface and contactless reader packed in an ultra-compact form-factor. UNO is a comprehensive solution for meeting a wide range of NFC cashless payment industry requirements. The reader, which supports the major card associations’ applications as well as wallets such as Soft Card™ and Apple pay™, was designed specifically for attended and unattended retail environments. UNO’s unique form-factor and features enable integration and installation in unattended self-service payment stations, including ATMs, Automatic Vending Machines, or AVMs, ticket vending machines, toll roads, gaming and gambling machines, kiosks, access control, mass transit gates and more.

The oti SATURN ® 6700 UNO is available in three main configurations: On Panel, Flat and Countertop configuration.

 oti SATURN® 6500 TRIO

oti SATURN® 6500 is an NFC and contactless reader built specifically for the unattended machine market, such as vending machines, providing quick and easy support for cashless payments.

oti SATURN® 6500 offers convenient three-in-one cashless payment card options: magnetic strip, contact and contactless, in one small and stylish package. With modular design for easy installation and multiple connection options, the oti SATURN® 6500 is designed for vending, pay-at-the-pump, and unattended payment services.

The oti SATURN® 6500 reads data from a variety of sources, including NFC enabled phones, all types of credit cards, contactless key fobs and smart stickers  that comply with ISO/IEC 14443 type A, B and MIFARETM.

The reader’s LCD display, LEDs and buzzer provide users with on-the-spot transaction confirmation and clear interactive feedback. The SATURN® 6500 is available also in partial configurations such as the SATURN® 6500 DUO that supports contactless and magnetic stripe only.

 oti SCI 6100

The oti SCI 6100 global original equipment manufacturer, or OEM, reader module with integrated antenna is a compact and cost-effective contactless card reader board, designed for easy integration into mass transit validators and terminals.

Designed for seamless and simple OEM integration, the oti SCI 6100 includes a full-featured development environment, preloaded on-board payment applications (MasterCard PayPass, Visa PayWave, etc.) and smart or transparent mode options. Delivering price-performance, the oti SCI 6100 supports contactless payments and loyalty programs.

oti SATURN® 6000

Our indoor countertop NFC and contactless payment reader, the oti SATURN® 6000, supports payment and loyalty programs and delivers a price-performance ratio. The enhanced features offered by oti SATURN® 6000 enable faster transactions and support for multiple applications and proprietary programs.

oti SATURN® 6000, as the rest of oti readers, utilizes an enhanced firmware architecture and is based on a multi-layer, multi-application approach wherein the application resides separately and securely, resulting in significant reduction of certification costs.

oti SATURN® 6000 is optimized to read data from a variety of sources, including NFC enabled phones, all types of credit cards and contactless key fobs that comply with ISO/IEC 14443 type A, B and MIFARETM support.

oti SATURN® 6000 is equipped with a large display screen and is easily configured to support multiple languages. The reader features LEDs visible from both sides of the reader, offering quick transaction feedback.

oti CONNECT 3000

The oti CONNECT 3000 is a telemetry device that was designed to serve the vending machine industry and allows Machine-to-Machine, or M2M, functionality.

The oti CONNECT 3000 serves 3 main functionalities:
•  M2M connectivity using cellular modem, Ethernet or WiFi;
•  Host for connected devices such as card readers, PIN pad, camera, barcode reader, etc.; and
•  Communication channel to the vending machine controller using the major protocols that are in use by the vending machine industry such as Multi Drop Bus, or MDB, Data Exchange, or DEX, and Executive.

The oti CONNECT 3000 supports a wide range of configurations while supporting optional hardware like backup batteries, external memory extension using SD card, mini USB connection, on-board memory and more.

Mass Transit Ticketing

Our wholly owned subsidiary, ASEC, became the leading provider of contactless city transport and parking systems in Poland after ASEC’s system for public transportation (metro, tramways, buses) and parking was installed in the city of Warsaw in 2004. ASEC has also become a premier provider in Poland of contactless prepaid card systems based on Global System for Mobile Communications, or GSM, while delivering such a system to be installed in press kiosks all over Poland.

ASEC has experienced a rapid growth since it was founded. The result is a track record of innovative products that enable our customers to increase the efficiency of their business operations.

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

Petroleum Market

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

Parking Market

EasyPark®

Our EasyPark® set of parking solutions provides a fully integrated parking fee collection, parking payment enforcement and parking management solution. Encompassing the full scope of parking operations from both the municipal and driver sides, EasyPark® enables cities to improve parking services, optimize operations, cut costs, increase compliance, reduce traffic congestion and pollution, and provide better service to drivers, residents and the business community.

EasyPark® Personal Parking Meter (PPM)

The core of the EasyPark® PPM system is a durable, adaptable, contactless, multi-application smart card. The EasyPark® PPM contains proprietary software and provides a simple and convenient solution, which can be used for all parking needs, including on-street parking, parking lots, toll roads, etc.

The EasyPark® system can be operated either as a stand-alone system, or can be used on top of traditional parking payment infrastructures, as a means to reduce cash handling and to eliminate fraud.

The many benefits of EasyPark® PPM include:

•	A proven solution and track record;

•	Simple to use;

•	Cashless;

•	Drivers pay only for the time used;

•	Efficient and cost effective;

•	Attractive commercial model for all stakeholders;

•	Based on reliable, secure and scalable technology;

•	Friendly to the environment, no visual clutter;

•	No maintenance or risk of vandalism; and

•	A flexible and powerful back-office system.

EasyPark® Mobile

The EasyPark® Mobile is a state-of-the-art mobile parking payments system. The EasyPark® Mobile can be used either as a standalone parking payment method or in conjunction with other payment methods such as the EasyPark® PPM, Pay & Display machines and even with single space meters.

The EasyPark® Mobile can serve for both on-street and off-street parking. Being a mobile payment method connected to the user’s secured private account, EasyPark® Mobile can be used for other types of payments, such as for mass transportation using the NFC capability of the phone, payment for bike rental, and more.

EasyPark® Mobile provides drivers with various input modes including Interactive Voice Response, or IVR, systems, text messages (SMS), and a Smartphone applications. EasyPark® Mobile supports both pre-paid and post-paid options, and can be used either by registered users and non-registered occasional users.

In addition to payments, EasyPark® Mobile also serves as a real-time information tool for municipalities to reach out to their residents. This can be an advantage to a city’s management that wishes to have an efficient tool to inform and educate their residents.

The EasyPark® System has been deployed through our subsidiaries in markets around the globe for over a decade, delivering benefits to all stakeholders and consistently demonstrating cost savings and revenue growth. Offered the convenience and ease-of-use of EasyPark®, we believe that drivers are more likely to pay parking fees, resulting in an increase in parking collections. Additionally, EasyPark® requires no major municipal capital investment and no maintenance – reducing total cost of ownership, and measurably impacting overall parking operation expenses.

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

•	More than half of all handsets will have NFC functionality by 2015;

•	NFC-enabled applications are expected to grow at a 35% Compound Annual Growth Rate, or CAGR, from $7.7 billion in 2011 to $34.5 billion by 2016;

•	By the end of 2019, there is expected to be more than 500 million mobile users of NFC contactless payment services, up from around 100 million in 2014; and

•	Visa’s contactless payments have quadrupled over last year, now generating about 13 million transactions per month.

Strategy

Our goal is to be the leading provider of cutting edge cashless payment solutions. Key elements of our strategy for achieving this goal include:

●
Enhancing our technological position.  We intend to continue to invest in research and development both through organic growth and where relevant also through acquisitions in order to enhance our technological position, develop new technologies, extend the functionality of our products and services, and offer innovative products to our customers. We will continue to leverage our over twenty years of experience delivering cashless payment solutions to enterprises around the globe.

●
Expanding our global market presence.  We market our products through a global network of subsidiaries in the U.S., Europe, Africa and our headquarters in Israel.  We are using these entities to strengthen our presence in existing markets, penetrate new markets, provide local customer service and technical support, and adapt our products to our local customers’ specific needs. In addition to our subsidiaries, we will continue to expand our market presence via strategic partnerships around the globe.

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

Customer Service and Technical Support

We provide our customers with training and installation support and ongoing customer service and technical support through our global network of subsidiaries, distributors and local services providers. As of December 31, 2014, we had a support team of 31 employees consisting of employees located in our corporate headquarters in Rosh Pina, Israel, as well as employees located in our subsidiaries in Europe, South Africa and the United States. Our customer service teams in Rosh Pina provide central services to our network of local subsidiaries.  The subsidiaries, in turn, provide customer service and technical support through telephone and email for an ongoing fee. On-site technical support is available to customers and end-users for a fee.

Sales and Marketing

We have built a global network of subsidiaries, besides our network of distributors and other strategic business partners, through which we sell and market our products worldwide.  As of December 31, 2014, we have a total sales and marketing staff of 17 employees, consisting of nine employees in Israel, as well as four employees located in Europe, two employees located in the United States and two employees in South Africa. We market and sell our products in the Americas through our U.S.-based subsidiary OTI America, in Africa through our subsidiary based in South Africa, OTI PetroSmart and in Europe through ASEC, our Polish subsidiary. In Israel, we market and sell through our headquarters in Rosh Pina and offices in Zur Yigal. Our marketing and sales staff implements marketing programs to promote our products and services in order to enhance our global brand recognition. Our current marketing efforts include, among others, participation in trade shows and conferences, press releases, our web site, face-to-face engagements, and advertisements in industry publications. We also conduct from time to time technical seminars to inform customers, distributors, business partners and other industry participants of the benefits of our products and technologies.

Some of the independent systems integrators to which we provide our products also act as distributors for our products. We have granted some of our systems integrators and business partners exclusive distribution rights within a particular country or region. We generally guarantee exclusivity only if certain franchise fees are paid and/or if certain sales targets or other commercial conditions are met on a case by case basis.

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

 Research and Development

We believe that our future success depends on, among other things, our ability to maintain our technological leadership, enhance our existing products and develop new products technologies and solutions. Accordingly, we intend to continue devoting substantial resources to research and development. Although currently we do not receive grants from the Government of Israel in respect of our research and development activities, we have received grants in the past from the Office of the Chief Scientist of the Israeli Ministry of Economy (formerly the Industry, Trade and Labor), or OCS, and therefore we pay royalties to the Government of Israel at a rate of 3.5% of sales of the products that the Government of Israel participated in financing through grants, up to the amounts granted, linked to the U.S. dollar with annual interest at LIBOR as of the date of the approval.

The following table describes our expenditures from research and development activities during each of the past three years:

	2014	2013	2012
Our expenditures (in millions)	$4.7	$4.4	$5.4
Our net expenditures as a percentage of annual revenues	20%	22%	32%

Our research and development activities focus mainly on three areas:

•	Implementing our core technologies in microprocessors and readers;
•	Enhancing the functionality of our components and expanding the range of our products to serve new markets; and
•	Developing new innovative technologies related to the Cashless Payment Solutions market.

As of December 31, 2014, we employed 45 employees in our research and development activities.  Our main research and development facilities are located at our headquarters in Rosh Pina, Israel. Additional research and development facilities are maintained by the Company’s subsidiaries such as ASEC (Poland), OTI PetroSmart (South Africa), OTI America (United States) and PARX (Israel). We believe that our success is based on our experienced team of senior engineers and technicians who have extensive experience in their respective fields.  Our research and development facilities are ISO 9001:2008 certified.

Proprietary Technologies and Intellectual Property

Our success and ability to compete depend in large part upon protecting our proprietary technology and IP. We rely on a combination of patent, trademark, copyright and trade secret law, as well as know-how, confidentiality agreements and other contractual relationships with our employees, affiliates, agents, consultants, distributors and others.

We have as of the date hereof an extensive IP portfolio boasting 34 patent families with a number of issued patents in various jurisdictions with respect to our technologies, as well as a number of pending patent applications, trademarks and designs, encompassing product applications, software and hardware platforms, system and product architecture, product concepts and more in the fields of NFC, manufacturing techniques, contactless cards and payments, petroleum and parking solutions. Expiration dates for our issued patents and, if granted, our pending patents, are between December 30, 2017 and December 9, 2035. Expiration dates for provisional applications are subject to the date of non-provisional filing, issuance of patent and any patent term adjustment.

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

Competition

Our competition is technology vendors that provide cashless payments solutions products and technologies:

•
In the Retail Market, our competition includes contactless and NFC readers, and terminal manufacturers such as ID Tech, Ingenico and Verifone. On the NFC add-on products, the competition is mainly with vendors such as DeviceFidelity, Gemalto and new technologies, such as Host Card Emulation, or HCE, developed by larger companies such as Google;

•
In the Petroleum Market, we are competing with fuel market and fleet management end-to-end solution vendors such as Orpak and Rozman Engineering. As this domain has high entrance barriers, there are not many players in this field; and

•
In the Parking Market, we are uniquely positioned to provide a variety of innovative technologies including enforcement systems, analytics for parking operators and drivers and asset-less parking payment solutions, which do not require “on street” parking equipment, based on both mobile phone payments and in-vehicle parking meters. We are competing with industry players such as ParkMobile, MobileNow, Milgam Cellular Parking and Pay By Phone (Verrus) for Mobile Parking solutions.

Employees

The breakdown of the number of our employees, including employees in our subsidiaries, by department, during each of the past three years is as follows:

	Number of employees as of December 31,
Department	2014	2013	2012
Sales and marketing	17	18	32
Customer service and technical support	31	28	29
Research and development	45	48	63
Manufacturing and operations	30	80	81
Management and administration	34	60	62
Total	157	234(*)	267

(*) following the divestiture of Intercard on February 28, 2014, the then number of employees decreased to 173 employees.

 As of December 31, 2014, 75 of our employees were based in Israel, 38 in Europe, 36 in South Africa and eight in the United States. Under applicable law and by order of the Israeli Ministry of Labor and Welfare, we and our Israeli employees are subject to certain provisions of the collective bargaining agreements between the Histadrut, the General Federation of Labor in Israel and the Coordination Bureau of Economic Organizations, including the Industrialists Association. These provisions principally concern cost of living increases, length of the working day, minimum daily wages for professional employees, contributions to pension funds, insurance for work-related accidents, procedures for dismissing employees, determination of severance pay, annual and other vacation, sick pay and other conditions of employment. We provide our employees with benefits and working conditions above the required minimum and which we believe are competitive with benefits and working conditions provided by similar companies in our industry in Israel. Our employees are not represented by a labor union. We have written employment agreements with substantially all of our employees. Competition for qualified personnel in our industry is intense and it may be difficult to attract or maintain qualified personnel to our offices. We dedicate significant resources to employee retention and have never experienced work stoppages, and we believe that our relations with our employees are good.

Organizational Structure

We have three wholly-owned subsidiaries: ASEC, a Polish corporation, OTI America, a Delaware corporation, and OTI PetroSmart, a South African corporation.  We also own approximately 94.3% of the outstanding securities of PARX, which in turn owns approximately 94.3% of the outstanding securities of Easy Park. Both PARX and Easy Park are Israeli corporations and the remaining approximately 5.7% of those corporations are held respectively by two individuals.

•
PARX Ltd. markets our EasyPark® system worldwide. PARX is incorporated under the laws of the State of Israel and its registered office is at Rosh Pina, Israel. We have the right to appoint all of the members of its board of directors.

•
Easy Park Ltd. markets our EasyPark® system in Israel. Easy Park, a subsidiary of PARX, is incorporated under the laws of the State of Israel and its registered office is at Rosh Pina, Israel. We have the right to appoint all of the members of its board of directors.

•
OTI America Inc., our wholly-owned U.S. subsidiary, is headquartered in New Providence, New Jersey and is incorporated in Delaware. OTI America provides marketing and customer support services for our products in the Americas.  We have the right to appoint all of the members of its board of directors.

•
OTI PetroSmart (Pty) Ltd. (formerly named OTI Africa (PTY) Ltd.), our wholly-owned South African subsidiary, is headquartered and incorporated in Cape Town, South Africa, and provides marketing, distribution and customer support services for our products in Africa. We have the right to appoint all of the members of its board of directors.

•
ASEC S.A. (Spolka Akcyjna), our wholly-owned Polish subsidiary, is headquartered in Krakow, Poland. ASEC provides marketing, distribution and customer support services for some of our products in Europe, and develops and markets card readers and reader modules based on radio frequency identification technologies, including high-end programmable smart cards as well as economically priced readers.  We have the right to appoint all of the members of its board of directors.

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

Risks Related to Our Business

We have a history of losses and we may continue to incur full-year losses in 2015 and in subsequent years.

We have incurred losses in each year since we commenced operations in 1990. We reported net losses attributable to shareholders of $17.4 million in 2012, $3 million in 2013, and $9.9 million in 2014. We may continue to incur full year losses in 2015 and afterwards, as we invest in the expansion of our global marketing network, reduce our product prices in return for future transaction fees based on the volume of transactions in systems that contain our products, invest in fixed assets that may generate revenues more slowly than expected and enhance our research and development capabilities.

We are under relatively new management.

In December 2012, eight new directors were elected by the Company’s General Meeting of Shareholders to serve on our Board of Directors, or the Board, following resignation of the majority of the then incumbent directors. Since then, we have appointed a new Chief Executive Officer, Chief Financial Officer and replaced our chairman of our Board twice.  Besides the foregoing, and during 2014, several of our board members resigned, we appointed an additional Board member and terminated the employment of our former Chief Sales and Marketing Officer. In addition, our Chief Executive Officer recently gave notice of his resignation. Together, this may affect our business in the short and mid-term.

We are assessing possible alternatives to maximize value for our shareholders.  This process may not result in a viable alternative, or such alternative might not be implemented successfully.

 Our Board has been identifying and assessing possible alternative strategies to maximize value for our shareholders and is constantly looking to implement new strategies for growing our businesses and building shareholder value.  However, there is no certainty that we will be able to identify the strategy that will work best for us and for our shareholders, or that the strategy we choose will be actually implemented successfully, since such strategy implementation generally depends on a number of factors, many of which outside of our control.  If we fail to identify the appropriate strategy or to implement successfully the strategy we choose, this could have a material adverse effect on our business, financial condition and results of operations.

We may desire to exit certain product lines or businesses, or to restructure our operations, but may not be successful in doing so.

Our Board has been identifying and assessing possible alternative strategies to maximize value for our shareholders.  Such process may result in a decision to divest certain product lines and businesses or restructure our current corporate structure or current operations, including, without limitation, through the contribution of assets to joint ventures or sale of some assets to third parties. However, our ability to successfully exit product lines and businesses, or to close or consolidate operations, or to sell successfully some of our assets, depends on a number of factors, many of which are outside of our control. For example, if we are seeking a buyer for a particular business line, none may be available, or we may not be successful in negotiating satisfactory terms with prospective buyers or a buyer may not meet its obligations under the applicable purchase agreement.

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

Our customer base is concentrated among a limited number of large customers. Our revenues may continue to depend on a limited number of major customers. The customers we consider to be our major customers and the percentage of our revenue represented by each major customer vary from period to period. In  2012, 2013 and for 2014, our largest customer in North America provided 6%, 19% and 22% respectively, of our total revenues for such periods. In addition, another customer, related to mass transit in Poland, respectively accounted for 8%, 15% and 14% of our total revenues for 2012, 2013 and 2014, respectively. If we were to lose any one of our major customers, or if any of our customers were to have difficulty meeting their financial obligations to us for any reason, our financial condition and results of operations would be adversely affected.

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

 Additionally, potential customers in developed countries, such as the United States and others, may already have installed systems that are based on technologies different from ours and therefore may be less willing to incur the capital expenditures required to install or upgrade to a contactless microprocessor-based smart card system. As a result, we cannot assure that there will be significant market opportunities for our contactless microprocessor-based smart cards and/or NFC products. New technologies for payments different than ours, such as HCE or others, might also be adopted by the markets and could override the need for our contactless and NFC payment solutions.

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

    During the last few years we acquired several companies or businesses in Israel and around the world. In certain cases, we paid for these acquisitions through the issuance of our Ordinary Shares and in certain cases, warrants to purchase Ordinary Shares and cash consideration. These and future acquisitions could result in:

•	difficulties in integrating our operations, technologies, products and services with those of the acquired companies and businesses;
•	difficulty in integrating operations that are spread across significant geographic distances;
•	diversion of our capital and our management’s attention away from other ongoing business issues;
•	potential loss of key employees and customers of companies and businesses we acquire;
•	increased liabilities as a result of liabilities of the companies and businesses we acquire; and
•	dilution of shareholdings in the event we acquire companies and businesses in exchange for our Ordinary Shares.

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

Certain agreements that we have entered into with our suppliers, sales agents and joint venture partners, provide exclusivity for different time periods, ranging from several months to several years, or with respect to specific regions. For example, in certain markets, we sell our products through sales agents which, in certain cases, have exclusive sales rights in that market or certain territories if specified sales quotas are met. The foregoing could have a material adverse effect on our business, operating results and financial condition if these partners do not perform in a satisfactory manner.

We face intense competition. If we are unable to compete successfully, our business prospects will be impaired.

We face intense competition from developers of contact and contactless microprocessor-based technologies, NFC payment solutions and products, developers of contactless payments products that use other types of technologies that are not microprocessor-based, NFC and non-smart card technologies. In some of our markets we are facing competition from new emerging technologies such as Bluetooth Low Energy and HCE, among others. We compete on the basis of a range of competitive factors including price, compatibility with the products of other manufacturers, and the ability to support new industry standards and introduce new reliable technologies. Many of our competitors have greater market recognition, larger customer bases, and substantially greater financial, technical, marketing, distribution, and other resources than we possess. As a result, they may be able to introduce new products, respond to customer requirements and adapt to evolving industry standards more quickly than we can.

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

The development cycle for our products varies from project to project. Typically, the projects in which we are involved are complex and require that we customize our products to our customers’ needs and specifications in return for payment of a fixed amount. We then conduct evaluation, testing, implementation and acceptance procedures of the customized products with the customer. Only after successful completion of these procedures will customers place orders for our products in commercial quantities. In addition, our sales contracts sometimes do not include minimum purchase requirements. We therefore cannot always assure that future contracts will result in commercial sales. Our average development cycle is typically between six and 18 months from initial contact with a potential customer until we deliver commercial quantities to the customer and recognize significant revenues. As a result, we may expend financial, management and other resources to develop customer relationships before we recognize revenues, if any.

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

Some of the components we use in our products, including microprocessors and cards, are supplied by third party suppliers and manufacturers. Some of these suppliers are single source manufacturers. Termination of manufacturing of a certain product, provision of services or support (commonly referred to as “end of life”), allocations due to high demand, or delays or shortages could interrupt and delay the supply of our products to our customers, and may result in cancellation of orders for our products. However, we do not always have long-term supply contracts under which our suppliers are committed to supply us with components at fixed or defined prices. Suppliers sometimes may increase component prices significantly without advance warning or could discontinue the manufacturing or supply of components used in our products. In addition, third party suppliers may face other challenges in fulfilling their contractual obligations with us which are beyond our control.  For instance, our 2011 and 2012 financial results were adversely impacted by the flooding in Thailand which had direct impact on a plant of one of our then principal contractors for inlays, and this caused disruptions to our supply chain and specifically affected our ability to deliver products to certain customers.  Although we make efforts to identify and retain from time to time second source manufacturers, we may not be able always to develop alternative sources for product components, if and as may be required in the future. Even if we are able to identify alternative sources of supply, we may need to modify our products to render them compatible with other components. This may cause delays in product shipments, increase manufacturing costs and increase product prices.

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

Our success and ability to compete depend considerably on using our IP and proprietary rights to protect our technology and products. We rely on a combination of patent, trademark, design, copyright and trade secret laws, confidentiality agreements and other contractual relationships with our employees, customers, affiliates, distributors, suppliers and others. While substantially all of our employees are subject to non-compete agreements, these agreements may be difficult to enforce as a result of Israeli law limiting the scope of employee non-competition undertakings. We further note that the Israeli Supreme Court noted (in an obiter dictum) in 2012, without making any decisive ruling, that an employee who contributes to an invention during his employment could be allowed to seek compensation for it from their employer, even if the employee’s contract of employment specifically states otherwise and the employee has transferred all intellectual property rights to the employer. The Israeli Supreme Court considered the possibility that a contract that revokes the employee’s right for royalties and compensation may not necessarily foreclose the right of the employee to claim a right for royalties. As a result, even if the Company believes that none of its employees has any rights in any of the Company’s intellectual property, or to receive royalties, it is unclear if, and to what extent, our employees may be able to claim compensation with respect to our future revenue.  As a result, we may receive less revenue from future products if such claims are successful, or incur additional royalty expenses, which in turn could impact our future profitability.

Our patent portfolio includes registered patents and pending patents applications worldwide encompassing, among others, product applications, system and product architecture and product concepts in the field of NFC, contactless payments, petroleum and parking solutions. Our patents are registered or pending in the United States, Europe, Asia, Australia, Israel, South Africa and other countries. We cannot be certain that patents will be issued with respect to any of our pending or future patent applications or that the scope of our existing patents, or any future patents that are issued to us, will provide us with adequate protection for our technology and products. Others may challenge our patents or patent applications as well as our registered trademarks and other intellectual property rights. We do not know whether any of them will be upheld as valid or will be enforceable against alleged infringers. Thus we do not know whether they will enable us to prevent or hinder the development of competing products or technologies. Moreover, patents provide legal protection only in the countries where they are registered and the extent of the protection granted by patents varies from country to country.

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

In order to protect our technology and products and enforce our patents and other proprietary rights, we may need to initiate, prosecute or defend litigation and other proceedings before courts and patent and trademark offices in multiple countries. For instance, in March 2012 we filed a patent infringement lawsuit alleging that T-Mobile USA, Inc. sells NFC enabled phones that infringe on a patent we own. These legal and administrative proceedings could be expensive and could occupy significant management time and resources.

Our strategy to maximize the value of our IP through licensing, enforcement and other strategies may not be successful.

We expect to generate revenues and related cash flows from the licensing and enforcement of patents that we currently own and may obtain in the future. However, we can give no assurances that we will be able to identify opportunities to exploit such patents or that such opportunities, even if identified, will generate revenues.  Our ability to maximize the value of our IP may be adversely effected if we are unable to identify licensees for our IP, or due to delays in completing patent enforcement through litigation, which is often a long and expensive process.

Security breaches and system failures could expose us to liability, harm our business or result in the loss of customers.

We retain sensitive data, including intellectual property, books of record and personally identifiable information, on our networks. It is critical to our business strategy that our infrastructure and other infrastructure we use to host our solutions remain secure, do not suffer system failures and are perceived by customers and partners to be secure and reliable. Despite our security measures, our infrastructure and third party infrastructure we use to host our solutions may be vulnerable to attacks by hackers or other disruptive problems. Our policy is to cap our liability to damages at the cost of the project. However, we cannot ensure that the actual liabilities imposed on us in case of data security issues or data loss issues would indeed be subject to such cap.  Any security breach or system failure may compromise information stored on our networks. Such an occurrence could negatively affect our reputation as a trusted provider of solutions and hosting such solutions by adversely affecting the market’s perception of the security or reliability of our products or services.

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

We are required by some of our customers to meet industry standards imposed by payment systems standards setting organizations such as EMV, credit card associations such as Visa, MasterCard, Interac, Discover and other credit card associations and standard setting organizations such as the Payment Card Industry Security Standards Council, or PCI SSC, and other local organizations. Furthermore, some of our offerings are subject to the Payment Card Industry Data Security Standards, or PCI DSS, which is a set of multifaceted security standards that is designed to protect credit card and personal information as mandated by payment card industry entities. Even though we attempt to protect our company through our contracts with our customers, clients and other third-party service providers, and in certain cases assess their security controls, we have limited oversight or control over their actions and practices. We implemented an off-site backup policy that is expected to help in case of system crash caused by hackers, intruders, attackers or accidents. However, this policy cannot guarantee complete security, as not all attack possibilities are known. We also advise our customers to maintain insurance policies covering cyber-attacks on their systems, including system restore and derived liabilities in case of stolen data, and we further advise them to monitor their backup policies carefully, ensuring off-site backups.

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

Our products may infringe on the IP rights of others.

It is not always possible to know with certainty whether or not the manufacture and sale of our products or the licenses we are granted from third parties does or will infringe patents or other IP rights owned by third parties. For example, patent applications may be pending at any time which, if granted, cover products that we developed or are developing. In certain jurisdictions, the subject matter of a patent is not published until the patent is issued. Third parties may, from time to time, claim that our products infringe on their patent or other IP rights. In addition, if third parties claim that our customers are violating their IP rights, our customers may seek indemnification from us (which could be costly), or may terminate their relationships with us. Our products depend also on operating systems licensed to us and we may also be subject to claims by third parties that our use of these operating systems infringes on their IP rights.

IP rights litigation is complex and costly, and we cannot be sure of the outcome of any litigation. Even if we prevail, the cost of litigation could harm our results of operations. In addition, litigation is time consuming and could divert our management’s attention and resources away from our business. If we do not prevail in such litigation, in addition to any damages we might have to pay, we might be required to discontinue the use of certain processes, cease the manufacture, use and sale of infringing products and solutions, and expend significant resources to develop non-infringing technology or obtain licenses on unfavorable terms. In addition, some licenses are non-exclusive and, therefore, our competitors may have access to the same technology licensed to us.

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

In addition, there are inherent risks in these international operations which include, among others:

• •	changes in regulatory requirements and communications standards; changes in external political policies, such as embargos based on manufacturing origin;
•	political and economic instability;
•	required licenses, tariffs and other trade barriers;
•	difficulties in enforcing IP rights across, or having to litigate disputes in, various jurisdictions;
•	difficulties in staffing and managing international operations;
•	potentially adverse tax consequences;
•	the burden of complying with a wide variety of complex laws and treaties in various jurisdictions; and
•	business interruptions resulting from geopolitical actions, including war and terrorism, or natural disasters including earthquakes, typhoons, floods and fires.

If we are unable to manage the risks associated with our focus on international sales, our business may be harmed.

We report in U.S. dollars while a portion of our revenues and expenses is incurred in other currencies. Therefore currency fluctuations could adversely affect our results of operations.

We generate a significant portion of our revenues in U.S. dollars but we incur some of our expenses in other currencies. Our principal non-U.S. dollar expenses are for Israeli employees’ salaries, which are in New Israeli Shekels, or NIS, and the expenses of our international subsidiaries. Our subsidiary in Poland, ASEC, incurs expenses in Polish Zloty and our subsidiary in South Africa, OTI PetroSmart, incurs expenses in South African Rand. To the extent that we and our subsidiaries based in Israel, United States, Europe and South Africa conduct our business in different currencies, our revenues and expenses and, as a result, our assets and liabilities, are not necessarily accounted for in the same currency. We are therefore exposed to foreign currency exchange rate fluctuations. More specifically, we face the risk that our accounts receivable denominated in non-U.S. dollar currencies will be devalued if such currencies weaken quickly and significantly against the U.S. dollar. Similarly, we face the risk that our accounts payable and debt obligations denominated in non-U.S. dollar currencies will increase if such currencies strengthen quickly and significantly against the U.S. dollar. These fluctuations may negatively affect our results of operations. Our operations could also be adversely affected if we are unable to limit our exposure to currency fluctuations in the future.

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

We are using third parties’ goods and services from time to time. Although we make efforts to ensure the service quality we cannot control the actions of such third parties, and therefore we may be subject to claims and risks.

We depend on third party service providers, suppliers and licensors to supply some of the services, hardware, software and operational support necessary to provide some of our services. We obtain these materials from a limited number of vendors, some of which do not have a long operating history or which may not be able to continue to supply the equipment and services we desire. Some of our hardware, software and operational support vendors, and service providers represent our sole source of supply or have, either through contract or as a result of IP rights, a position of some exclusivity. If demand exceeds these vendors’ capacity or if these vendors experience operating or financial difficulties, or are otherwise unable to provide the equipment or services we need fully or in a timely manner, at our specifications and at reasonable prices, our ability to provide some services might be materially adversely affected, or the need to procure or develop alternative sources of the affected materials or services might delay our ability to serve our customers. These events could materially and adversely affect our ability to retain and attract customers, and have a material negative impact on our operations, business, financial results and financial condition. A limited number of vendors of key technologies can lead to less product innovation and higher costs. For these reasons, we generally endeavor to establish alternative vendors for materials we consider critical, but may not be able to always establish these relationships or be able to obtain required materials on favorable terms.

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

We are a global company with worldwide operations. In addition to being headquartered in Israel, we derive certain portion of our sales and future growth from regions such as Latin America, Eastern Europe and Africa, which may be more susceptible to political or economic instability.

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

 In 2012, 2013 and 2014, 20%, 16% and 12%, respectively of our revenues were derived from sales to systems integrators that incorporate our products into systems which they supply and install for use in a specific project. While we view such system integrators as our final customers, since such orders depend on the ability of systems integrators to successfully market, sell, install and provide technical support for systems in which our products are integrated or to sell our products on a stand-alone basis, our revenues may decline if the efforts of these systems integrators fail. Further, the faulty or negligent implementation and installation of our products by systems integrators may harm our reputation and dilute our brand name. We are one step removed from the end-users of our products, and therefore it may be more difficult for us to rectify damage to our reputation caused by systems integrators that have direct contact with end-users. In addition, termination of agreements with systems integrators or revocation of exclusive distribution rights within certain countries might be difficult. If we are unable to maintain our current relationships with systems integrators or develop relationships with new systems integrators, we may not be able to sell our products and our results of operations could be impaired.

Unless we continue to expand our direct sales, our future success will depend upon the timing and size of future purchases by systems integrators and the success of the projects and services for which they use our products.

We are exposed to credit risk with some of our customers and to credit exposures and currency controls, which could result in material losses.

A significant portion of our net revenues are on an open credit basis that we provide to our customers. While we assess collectability for revenue recognition purposes on a regular basis, credit risks may be higher and collections may be more difficult to enforce, and future losses for being unable to collect some or a major part of future revenues, if incurred, could harm our business and have a material adverse effect on our operating results and financial condition. Additionally, to the extent that the ongoing uncertainty in the global economy continues to make it more difficult for some customers to obtain financing, our customers' ability to pay could be adversely impacted, which in turn could have a material adverse impact on our business, cash flows, operating results and financial condition.

Our loan and credit line agreements are subject to certain affirmative financial covenants. If we fail to comply with such covenants, the bank may require immediate repayment in full or foreclose on our pledged assets.

Our loan and credit line agreements with Bank Leumi L’Israel Ltd. are subject to certain affirmative financial covenants regarding liquidity, earnings before interest, taxes, depreciation and amortization, or EBITDA, performance, annual revenues and shareholder equity. While we are currently in compliance with all of the covenants, there can be no assurance that we will remain in compliance throughout the term of the applicable agreement. If we fail to meet any of the covenants, we may be required to make immediate repayment of amounts outstanding, which may have an impact on our business, liquidity, and financial condition. Also, if we fail to repay amounts due under our loans, the bank may foreclose on certain of our pledged assets, including short term deposits and certain of our manufacturing facilities and equipment.

We may face both reputational and SEC enforcement risks with respect to conflict minerals obligations.

The SEC has adopted disclosure requirements under section 102 of the Dodd-Frank Wall Street Reform and Consumer Protection Act regarding the source of certain minerals for which such conflict minerals are necessary to the functionality or production of a product manufactured, or contracted to be manufactured which are mined from the Democratic Republic of Congo, and adjoining countries, including: Sudan, Uganda, Burundi, United Republic of Tanzania, Zambia, Angola, and Central African Republic. These rules require reporting companies to file a conflict minerals report as an exhibit to a Form SD report with the SEC, which we did as required in 2014. The conflict minerals report is required to set out the due diligence efforts and procedures exercised on the source and chain of custody of such conflict minerals, in accordance with internationally recognized due diligence framework, and a description of the Company’s products containing such conflict minerals. Although we expect that we will be able to continue to comply with the requirements of the applicable rules, we have incurred, and expect to continue to incur, significant costs to conduct country of origin inquiries and to exercise such due diligence. In addition, in preparing to do so the Company is dependent upon the implementation of new systems and processes and information supplied by certain suppliers of products that contain, or potentially contain, conflict minerals. To the extent that the information that it receives from its suppliers is inaccurate or inadequate or its processes in obtaining that information do not fulfill the SEC’s requirements, the Company could face both reputational and SEC enforcement risks.

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

Trading in shares of companies listed on NASDAQ in general, and trading in shares of technology companies in particular, has been subject to extreme price and volume fluctuations that have been unrelated or disproportionate to operating performance. These factors may depress the market price of our Ordinary Shares, regardless of our actual operating performance.

Securities litigation has also often been brought against companies following periods of volatility in the market price of its securities. In the future, we may be the target of similar litigation that could result in substantial costs and diversion of our management’s attention and resources.

We may need additional funds in the future and our share price could be adversely affected by future sales of our Ordinary Shares.

As of March 11, 2015, we had 40,817,903 outstanding Ordinary Shares, 1,178,699 Ordinary Shares that were repurchased by us and are held as dormant shares, 335,588 warrants to purchase additional Ordinary Shares at a weighted average exercise price of $2.92 per share and 1,923,833 options to purchase additional Ordinary Shares at a weighted average exercise price of $2.09 per share. On October 6, 2014, we filed a shelf registration statement on Form S-3 with the SEC, or Shelf Registration, which was declared effective on October 22, 2014, under which we may, from time to time, sell up to an aggregate of $50 million of our securities. On November 26, 2014, we sold 7,187,500 Ordinary Shares at a public offering price of $1.60 per share under the Shelf Registration. We have implemented certain cost reduction initiatives and have reached certain arrangements and agreements that we expect will provide additional cash resources and are constantly looking for ways to increase our cash resources to fund our operating expenses and capital requirements. However, there is no assurance we will not need additional funds in the future to meet our operating expenses and capital requirements, and we may use the Shelf Registration in the future to raise funds by additional public offerings or issue additional Ordinary Shares. The market price of our Ordinary Shares could drop as a result of sales of substantial amounts of our Ordinary Shares in the public market or the perception that such sales may occur, including sales or perceived sales by our directors, officers or principal shareholders. These factors could also make it more difficult to raise additional funds through future offerings of our Ordinary Shares or other securities. Also if we are unable to obtain additional funds on terms favorable to us, or at all, we may be required to cease or reduce our operating activities.

Our shareholders could experience dilution of their ownership interest by reason of our issuing more shares.

Under Israeli law, shareholders in public companies do not have preemptive rights. This means that our shareholders do not have the legal right to purchase shares in a new issue before they are offered to third parties. In addition, our Board may approve in the future the use of the Shelf Registration and the issuance of shares in many instances without shareholder approval. As a result, our shareholders could experience dilution of their ownership interest by reason of our raising additional funds through the issuance of Ordinary Shares.  In addition, we may continue to acquire companies or businesses in exchange for our shares, resulting in further dilution.

The number of our authorized and unissued share capital may not be sufficient to allow us to raise additional capital or to otherwise issue equity securities that our Board may deem are in our best interest.

    We currently have only 6,406,741 authorized but unissued and unreserved ordinary shares. The current number of these unissued and unreserved shares may not be sufficient to allow us to conduct future offerings of our equity securities to raise capital, to grant options or to conduct other strategic transactions with our ordinary shares.  Under Israeli corporate law, any increase in our authorized share capital requires the approval of our shareholders.  Obtaining shareholder approval may delay or otherwise interfere with conducting transactions of the type mentioned above. Furthermore, there is no assurance that our shareholders will approve a proposal to increase our share capital.

We do not anticipate paying cash dividends in the foreseeable future.

We have never declared or paid cash dividends on our Ordinary Shares, and we do not anticipate paying cash dividends in the foreseeable future. Any return to investors is expected to come, if at all, only from potential increases in the price of our Ordinary Shares. The payment of any dividends by the Company is solely at the discretion of our Board and based on the conditions set forth in the Israeli Companies Law, or the Companies Law.

We may fail to maintain effective internal control in accordance with Section 404 of the Sarbanes-Oxley Act of 2002.

The Sarbanes-Oxley Act of 2002 imposes certain duties on us and our executives and directors. Our efforts to comply with the requirements of the Sarbanes-Oxley Act, and in particular with Section 404, have resulted in increased general and administrative expenses and a diversion of management time and attention, and we expect these efforts to require the continued commitment of resources. If we fail to maintain the adequacy of our internal controls, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal control over financial reporting. Although our management has determined that we had effective internal control over financial reporting as of December 31, 2014, we may identify material weaknesses or significant deficiencies in our future internal control over financial reporting. In addition, as smaller reporting company, our internal control over financial reporting is not required to be audited by our independent registered public accounting firm. Failure to maintain effective internal control over financial reporting could result in investigation or sanctions by regulatory authorities, and could have a material adverse effect on our operating results, investor confidence in our reported financial information, and the market price of our Ordinary Shares.

We may not be able to meet NASDAQ continued listing requirements and our shares may be delisted.

We may not be able to meet NASDAQ continued listing requirements in the NASDAQ Listing Rules, or the NASDAQ Rules, and our Ordinary Shares may be moved to NASDAQ Capital Market or delisted.  Among other things, if the bid price of our Ordinary Shares is less than $1.00 for 30 consecutive business days or more, our shares may be moved to be traded on the NASDAQ Capital Market, or be delisted, subject to certain appeals processes and grace periods.  Any such delisting could adversely affect the market liquidity of our common stock and the market price of our common stock could decrease.  During the 52-week period ended March 11, 2015, the intra-day sales prices per share of our common stock on NASDAQ ranged from $1.12 to $5.00. Any such delisting could also adversely affect our ability to obtain financing for the continuation of our operations and could result in the loss of confidence by investors, customers and employees.

Risks Related to Conducting Business in Israel

Security, political and economic instability in the Middle East may harm our business.

We are incorporated under the laws of the State of Israel, and our principal offices and research and development facilities are located in Israel. Accordingly, security, political and economic conditions in the Middle East in general, and in Israel in particular, may directly affect our business.

Over the past several decades, a number of armed conflicts have taken place between Israel and its Arab neighbors and a state of hostility, varying in degree and intensity, has led to security and economic problems for Israel. From time to time since late 2000, there has also been a high level of violence between Israel and the Palestinians, which has strained Israel’s relationships with its Arab citizens, with Arab countries and, to some extent, with other countries around the world. During the summer of 2006, Israel was engaged in an armed conflict with Hezbollah, a Lebanese Islamist Shiite militia group and political party and since March 2011, there has been a civil war in Syria, Israel’s neighboring country to the north. Occasionally, violence from Syria has spilled over into Israel’s border, and Israel has responded militarily several times since the onset of the civil war. During November 2012 and July 2014, Israel was engaged in an armed conflict with a militia group and political party that controls the Gaza Strip. In addition, Iran has threatened to attack Israel and is widely believed to be developing nuclear weapons. The instability created by these conflicts has led to deterioration of the political and trade relationships that exist between the State of Israel and these countries.  In addition, this instability may affect the global economy and marketplace. Any armed conflicts or political instability in the region, including acts of terrorism or any other hostilities involving or threatening Israel, would likely negatively affect business conditions and could make it more difficult for us to conduct our operations in Israel, which could increase our costs and adversely affect our financial results.

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

We are entitled to certain tax benefits under Israeli government programs, largely as a result of the “Approved Enterprise” status granted to some of our capital investment programs by the Israeli Ministry of Industry and Trade, and due to eligibility of tax benefits under the “Preferred Enterprise” routes. These benefits include tax exemption or reduced tax rates. Without such benefits our taxable income from such programs would be taxed at the regular corporate tax rate (25% in 2012 and 2013, 26.5% in 2014 and on). To maintain our eligibility for these tax benefits, we must continue to meet conditions, including making specified investments in property, plant and equipment and maintaining a certain minimum level of export sales. We cannot assure that we will continue to be eligible for these tax benefits at the same rate or at all. The termination or reduction of these programs and tax benefits could increase our taxes and could have a material adverse effect on our business.

Because we received grants from the Israeli Office of the Chief Scientist, we are subject to ongoing restrictions relating to our business.

In the past, we have received royalty-bearing grants from the OCS for research and development of certain of our products. We are obligated to pay royalties with respect to the grants that we received. In addition, the terms of the OCS grants limit our ability to manufacture products or transfer technologies outside of Israel if such products or technologies were developed using know-how developed with or based upon OCS grants. Pursuant to the Israeli Encouragement of Research and Development in the Industry Law, we and any non-Israeli who becomes a holder of 5% or more of our share capital are generally required to notify the OCS and such non-Israeli shareholder is required to undertake to observe the law governing the grant programs of the OCS, the principal restrictions of which are the transferability limits described above.

The terms of grants we received from the Israeli government for certain of our research and development activities may require us, in addition to the payment of royalties, to satisfy specified conditions in order to manufacture products or transfer technologies outside of Israel. We may also be required to pay penalties in addition to repayment of the grants.

    Our research and development efforts, during the period between 1999 and 2006, were financed in part through royalty-bearing grants that we received from the OCS. As of December 31, 2014, we received a total of approximately $7 million from the OCS ($3.4 million net of royalties paid by us (or accrued for)). With respect to such grants, we are committed to pay the OCS royalties at a rate of 3.5% from the sales of products developed with grant funds, up to the total amount of grants received, linked to the dollar and bearing interest at an annual rate of LIBOR applicable to dollar deposits. Even following full repayment of the OCS grants, we are required to comply with the requirements of the Israeli Encouragement of Industrial Research and Development Law, 5744-1984, and related regulations, or the Research Law. When a company develops know-how, technology or products using OCS grants, the terms of these grants and the Research Law restrict the transfer of such know-how, and the transfer of manufacturing or manufacturing rights of such products, technologies or know-how outside of Israel, without the prior approval of the OCS. Therefore, if aspects of our technologies are deemed to have been developed with OCS funding, the discretionary approval of an OCS committee would be required for any transfer to third parties outside of Israel of OCS-supported know-how or manufacturing or manufacturing rights related to those aspects of such technologies, and may result in payment of increased royalties (both increased royalty rates and increased royalties ceilings) and/or payment of additional amounts to the OCS. We may not receive such approvals. Furthermore, the OCS may impose certain conditions on any arrangement under which it permits us to transfer technology or development out of Israel (including for the purpose of manufacturing). Licensing OCS-supported technologies may, under certain circumstances, be considered a transfer of know-how and therefore may require approval as aforementioned.

    The transfer of OCS-supported technology, manufacturing or manufacturing rights or know-how outside of Israel may involve the payment of additional amounts depending upon the value of the transferred technology or know-how, the amount of OCS support, the time of completion of the OCS-supported research project and other factors up to a maximum of six times the amount of the grants received. These restrictions and requirements for payment may impair our ability to sell our technology assets outside of Israel or to outsource or transfer development or manufacturing activities with respect to any product or technology outside of Israel. Furthermore, the consideration available to our shareholders in a transaction involving the transfer outside of Israel of technology or know-how developed with OCS funding (such as a merger or similar transaction) may be reduced by any amounts that we are required to pay to the OCS.

    Our obligations and limitations pursuant to the Research Law are not limited in time and may not be terminated by us at will.

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

The Companies Law regulates acquisitions of shares through tender offers, requires special approvals for transactions involving shareholders holding 25% or more of the company’s capital, and regulates other matters that may be relevant to these types of transactions. These provisions of Israeli law could have the effect of delaying or preventing a change in control and may make it more difficult for a third party to acquire us, even if doing so would be beneficial to our shareholders. These provisions may limit the price that investors may be willing to pay in the future for our Ordinary Shares. Furthermore, Israeli tax considerations may make potential transactions undesirable to us or to some of our shareholders.

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

OTI America leases an aggregate of 3,360 square feet of office space in Murray Hill, New Jersey pursuant to a lease that is set to expire on November 1, 2016.

OTI PetroSmart owns an aggregate of approximately 800 square meters of office space and 386 square meters of store and parking area in Century City, South Africa and leases 264 square meters of office space in Alberton, South Africa, pursuant to a lease agreement that extends until April 30, 2016.

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

On March 26, 2012, we filed a patent infringement lawsuit in the United States District Court for the Southern District of New York against T-Mobile USA, Inc. (Civil Action No. 12-cv-2224-AJN) for selling NFC enabled phones, including the Nokia Astound and HTC Amaze, that infringe our U.S. Patent No. 6,045,043. Our requested relief in this action is a declaration that T-Mobile infringes our patent, an injunction against further infringement, direct and indirect damages for the infringement, and attorneys’ fees. Our NFC technology in the phones enables contactless payments with mobile phones, loyalty programs, data mining, and other applications.  T-Mobile answered the complaint, denying that it infringes the patent, alleging that the patent is invalid, and asserting other equitable defenses. On May 7 and 9, 2013, the Court heard arguments from both parties on proposed constructions of the asserted claim terms.  The Court issued an opinion on June 20, 2013, adopting our proposed constructions. T-Mobile subsequently filed a motion to reconsider the Court’s claim construction, which the Court denied on August 27, 2013.  Fact and expert discovery have been completed. On March 25, 2015, the Court ruled in our favor and granted summary judgment with respect to our claim that certain mobile phones sold by T-Mobile infringe our U.S. Patent No. 6,045,043.

On September 2, 2012, we filed an insurance lawsuit in the Israeli District Court Merkaz against Harel Insurance Company Ltd. (Civil Action 2399-09-12) for damages incurred by us due to flooding in our subcontractor’s (Smartrac) manufacturing site in Thailand, in the amount of approximately $11 million. This caused disruptions to our supply chain and specifically affected our ability to deliver products to our customers. The parties have submitted depositions and the Court has scheduled several evidence hearings for the claim during April through June 2015.

On October 3, 2013, a financial claim was filed against the Company and its then-subsidiary, Parx France (referred to in this paragraph, collectively, as the Defendants), in the Commercial Court of Paris, France. The sum of the claim is €1.5 million (approximately $1.8 million), and is based on the allegation that the plaintiff sustained certain losses in connection with Defendants not granting the plaintiff exclusive marketing rights to distribute and operate the Defendants’ PIAF Parking System in Paris and the Ile of France. The Company filed an initial memorandum of defense rejecting all the plaintiff’s allegations and claims. On May 19, 2014, during a preliminary court hearing, it was established that the plaintiff, at all relevant times, was and is insolvent and under receivership, and therefore does not have the legal capacity to pursue the claim. Following a preliminary hearing held on October 7, 2014, the court scheduled a pre-trial review hearing for November 6, 2014, where the Court heard the parties’ claims and allegations. We expect the Court to schedule an additional pre-trial hearing of the claim during 2015.

    On July 29, 2014, a former employee of the Company’s Smart ID division filed a financial claim against the Company in the Regional Labor Court in Tel Aviv. The sum of the claim is NIS 4,744,000 (approximately $1,220,000), and is based on the allegation that the Company owes the plaintiff certain commissions. On October 29, 2014, the Company filed a statement of defense rejecting the plaintiff’s allegations and claims. On March 10, 2015, the Court held a pre-trial review hearing. In the course of the hearing the plaintiff was ordered to amend and resubmit his statement of claim, and the Court set an additional pre-trial hearing scheduled for July 16, 2015.

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

Period	NASDAQ Global Market Per Share $
	High	Low
2013
First quarter	1.55	0.87
Second quarter	1.52	0.85
Third quarter	1.95	1.40
Fourth quarter	3.69	1.48
2014
First quarter	4.16	2.57
Second quarter	2.77	2.11
Third quarter	3.80	2.09
Fourth quarter	2.67	1.60
2015
First quarter (through March 25, 2015)	1.92	1.04

Record Holders

Based on a review of the information provided to us by our transfer agent, as of March 11, 2015, there were 16 holders of record of our Ordinary Shares. This number may not be representative of the actual number of beneficial holders of our shares since many of our Ordinary Shares are held of record by brokers or other nominees.

 Dividends

We have never declared or paid any cash dividends on our Ordinary Shares or other securities.

We currently expect to retain all future earnings, if any, to finance the development of our business, and do not anticipate paying any cash dividends in the foreseeable future.  Any future determination relating to dividend policy will be made by our Board and will depend on a number of factors, including future earnings, capital requirements, financial condition and future prospects and other factors the Board may deem relevant.  In the event of a distribution of a cash dividend out of tax exempt income, we may be liable for corporate tax at a rate of up to 30% in respect of the amount distributed.

Item 6.       Selected Financial Data.

Not applicable.

Item 7.        Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This discussion and analysis should be read in conjunction with our consolidated financial statements and notes thereto contained in “Item 8. Financial Statements and Supplementary Data” of this Annual Report.

Overview

We are a pioneer and leading developer of cutting-edge secure cashless payment solutions and for over two decades, we have provided innovative technology to worldwide enterprises. We operate in three main segments: Retail and Mass Transit Ticketing, Petroleum, and Parking.  In addition to our three reportable segments, certain products for the medical industry and other secure smart card solutions are classified under “Other” in segment analysis appearing in this Annual Report.

Our field-proven suite of cashless payment solutions is based on an extensive IP portfolio boasting 34 patent families, including registered patents and patent applications worldwide. Since our incorporation in 1990, we have built an international reputation for reliability and innovation, deploying hundreds of solutions for banking, mobile network operators, vending, mass transit, petroleum and parking.

We operate a global network of regional offices, franchisees, distributors and partners to support various solutions deployed across the globe.

Results of Operations

    In December 2013, we completed the sale of certain assets, subsidiaries and IP directly related to our SmartID division, for a total purchase price of $10 million, with an additional $12.5 million subject to performance-based milestones. During 2014, we recorded under discontinued operations, revenues in the amount of $1 million from the earn-out related to the sale of the SmartID division. In February 2014, we sold our wholly-owned German subsidiary, Intercard, for a total purchase price of EURO 700,000 (approximately $960,000). Accordingly, assets and liabilities related to Intercard are presented separately in the balance sheets at December 31, 2013, as assets and liabilities held for sale and were sold in February 2014. The results from such operations and the cash flows for the reporting periods are presented in the statements of operations and in the statements of cash flow, respectively, as discontinued operations separately from continuing operations.

All the data in this Annual Report that is derived from our financial statements, unless otherwise specified, excludes the results of those discontinued operations.

Sources of Revenue

We have historically derived a substantial majority of our revenues from the sale of our products, including both complete systems and OEM components. In addition, we generate revenues from licensing and transaction fees, and also, less significantly, from engineering services, customer services and technical support. During the past three years, the revenues that we have derived from sales and licensing and transaction fees have been as follows (in thousands):

	Year ended December 31,
	2014	2013	2012
Sales	$17,286	$15,067	$11,560
Licensing and transaction fees	$5,776	$4,801	$5,044
Total revenues	$23,062	$19,868	$16,604

 Sales. Sales increased by $2.2 million, or 15%, in 2014 compared to 2013 and increased by $3.5 million, or 30%, in 2013 compared to 2012. The increase in 2014 is mainly attributed to an increase in retail segment sales related to our NFC readers in the U.S. market and to revenues from our oti Wave product partially offset by a decrease in sales of petroleum products. The increase in 2013 compared to 2012 is mainly attributed to an increase in sales related to our NFC readers in the U.S. market and Europe partially offset by a decrease in sales of parking products.

Licensing and transaction fees. Licensing and transaction fees include single and periodic payments for distribution rights for our products. Transaction fees are paid by customers based on the volume of transactions processed by systems that contain our products. The increase of $975,000 in 2014, or 20%, compared to 2013 is mainly due to an increase in transaction fees related to the Mass Transit Ticketing revenues in the European market. The decrease of $243,000, or 5%, in 2013 compared to 2012 is due to a decrease in transaction fees related to the Parking segment.

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

We have historically derived revenues from different geographical areas.  The following table sets forth our revenues, by dollar amount (in thousands) and as a percentage of annual revenues in different geographical areas, during the past three years:

Year ended December 31,	Asia		Americas		Europe		Africa
2014	$2,843	12%	$8,868	39%	$7,486	32%	$3,865	17%
2013	$1,879	9%	$6,856	34%	$7,060	36%	$4,073	21%
2012	$2,783	17%	$2,968	18%	$6,664	40%	$4,189	25%

Our revenues from sales in Asia increased by $964,000, or 51%, in 2014 compared to 2013 mainly due to an increase in Retail and Mass Transit Ticketing segments revenues from our oti Wave product. Our revenues from sales in Asia decreased by $904,000, or 32%, in 2013 compared to 2012 mainly due to decreased revenues from retail and petroleum products.

Our revenues from sales in Americas increased by $2.0 million, or 29%, in 2014 compared to 2013, and increased in 2013 by $3.9 million, or 131%, compared to 2012. The increase from sales in Americas in 2014 and in 2013 is mainly due to an increase in sales of NFC readers to the U.S. market.

Our revenues from sales in Europe increased by $426,000, or 6%, in 2014 compared to 2013, and increased in 2013 by $396,000, or 6%, compared to 2012. The increase from sales in Europe in 2014 is mainly due to increased revenues from parking and retail operations. The increase from sales in Europe in 2013 is mainly due to increased revenues in Mass Transit Ticketing in Poland partially offset by a decrease in parking segment sales.

Our revenues from sales in Africa decreased by $208,000, or 5%, in 2014 compared to 2013 and decreased by $116,000, or 3%, in 2013 compared to 2012. The decreases of sales in Africa in 2014 and in 2013 are mainly due to fluctuation in the currency exchange rate for South African Rand versus the U.S. dollar.

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

The following table sets forth our revenues, by dollar amount (in thousands) and as a percentage of annual revenues by segments, during the past three years:

Year ended December 31,	Petroleum		Parking		Retail and Mass Transit Ticketing		Other
2014	$3,838	17%	$2,392	10%	$15,042	65%	$1,790	8%
2013	$4,532	23%	$2,210	11%	$11,743	59%	$1,383	7%
2012	$5,205	31%	$2,944	18%	$7,126	43%	$1,329	8%

Revenues in 2014 from the Petroleum segment decreased by $694,000, or 15%, compared to 2013, mainly due to a decrease in sales of Petroleum products in Europe and a fluctuation in currency exchange rate for the South African Rand versus the U.S. dollar. Revenues in 2013 from Petroleum decreased by $673,000, or 13%, compared to 2012, mainly due to decrease in sales of Petroleum products in the Americas.

Our revenues in 2014 from the Parking segment increased by $182,000, or 8%, compared to 2013 and decreased by $734,000, or 25%, in 2013 compared to 2012. The increase in revenues from Parking in 2014 is mainly due to increased sales in the European markets. The decrease in revenues from Parking in 2013 is mainly due to a decrease in revenues generated from the Israeli market and a decrease in revenues from the European market.

Revenues from Retail and Mass Transit Ticketing in 2014 increased by $3.3 million, or 28%, compared to 2013. Revenues in 2013 from Retail and Mass Transit Ticketing increased by $4.6 million, or 65%, compared to 2012. The increase from sales in Retail and Mass Transit Ticketing in 2014 is mainly due to an increase in sales of NFC readers to the U.S. market, an increase in revenues from our oti Wave and an increase in transaction fees related to the mass transit revenues in the European market. The increase from sales in Retail and Mass Transit Ticketing in 2013 is mainly due to an increase in sales of NFC readers to the U.S. market. We anticipate revenues from Retail and Mass Transit Ticketing to grow in the next years mainly from NFC readers and mass transit expansion.

Cost of Revenues and Gross Margin

Our cost of revenues, presented by gross profit and gross margin percentage, for each of the past three years have been as follows (dollar amounts in thousands):

	Year ended December 31,
Cost of revenues	2014	2013	2012
Cost of sales	$12,006	$9,140	$7,298
Gross profit	$11,056	$10,728	$9,306
Gross margin percentage	48%	54%	56%

Cost of sales.  Cost of sales consists primarily of materials, as well as salaries, fees to subcontractors and related costs of our technical staff that assemble our products.  The increase of $2.9 million, or 31%, in 2014 compared to 2013 and the increase of $1.8 million, or 25%, in 2013 compared to 2012 resulted primarily from an increase in our revenues and consumption of materials from retail products.

    Gross margin. Gross margin decreased to 48% in 2014 compared to 54% in 2013 and 56% in 2012. The decrease in 2014 and in 2013 was mainly attributed a change in our revenue mix driven by an increase of Retail products revenues.

Operating expenses

Our operating expenses for each of the past three years have been as follows (in thousands):

	Year ended December 31,
Operating expenses	2014	2013	2012
Research and development	$4,664	$4,405	$5,393
Selling and marketing	$8,230	$7,132	$11,675
General and administrative	$6,142	$6,939	$9,022
Patent litigation and maintenance	$1,543	$1,351	$432
Other operating income, net	$(13)	$(4,181)	$-
Amortization and impairment of intangible assets and goodwill	$-	$894	$99
Total operating expenses	$20,566	$16,540	$26,621

 Research and development.  Our research and development expenses consist primarily of the salaries and related expenses of our research and development staff, as well as subcontracting expenses. All research and development costs are expensed as incurred. The increase of $259,000, or 6%, in 2014 compared to 2013 is primarily attributed to an increase in employment expenses due to an increase in the number of research and development employees. The decrease of $988,000, or 18%, in 2013 compared to 2012 was primarily due to a decrease in the number of research and development employees and a $135,000 decrease in stock based compensation expense to employees and non-employees. Our research and development expenses may increase in the future as we continue to develop new products and new applications for our existing products.

Selling and marketing.  Our selling and marketing expenses consist primarily of salaries and substantially all of the expenses of our sales and marketing subsidiaries and offices in the United States, South Africa and Europe, as well as expenses related to advertising, professional expenses and participation in exhibitions and tradeshows. The increase of $1.1 million, or 15%, in 2014 compared to 2013 is primarily attributed to an increase in employment and business trips expenses due to an increase in the number of selling and marketing employees. The decrease of $4.5 million, or 39%, in 2013 compared to 2012 was primarily due to the termination of the employment of our former CEO and Chairman, Mr. Oded Bashan, and former president, Mr. Ohad Bashan, and the related provisions made in 2012. Our selling and marketing expenses may increase in the future as we continue to expand our local sales and marketing subsidiaries, open new offices and in the event that we hire additional personnel.

General and administrative.  Our general and administrative expenses consist primarily of salaries and related expenses of our executive management and financial and administrative staff. These expenses also include costs of our professional advisors (such as lawyers and accountants), office expenses, insurance and vehicle expenses and provision for doubtful accounts. The decrease of $797,000, or 11%, in 2014 compared to 2013 was primarily due to a decrease in professional expenses partially offset by an increase in stock based compensation expenses. The decrease of $2.1 million, or 23%, in 2013 compared to 2012 was primarily due to the termination of the employment of our former CEO and Chairman, Mr. Oded Bashan, and the related provisions made in 2012 and a decrease in legal and other professional expenses. General corporate and administrative expenses may increase in the future as we continue to expand our operations.

Patent litigation and maintenance expenses. Our patent litigation and maintenance expenses consists primarily of professional advisors such as lawyers as part of the Company's long-term IP assertions and our plan to maximize the value of our IP and also consists of salaries and related expenses of our team of employees executing this strategy related to our IP. The increase of $192,000, or 14%, in 2014 compared to 2013, is primarily attributed to an increase in employment expenses mainly driven from the appointment of one of our directors as CEO of our U.S. subsidiary, who leads the company's efforts to maximize the value of our patents portfolio. The increase of $919,000, or 213%, in 2013 compared to 2012, is attributed to an increase in legal fees and patents registration expenses and a $100,000 expense due to settlement on patent litigation.

Other operating income, net.  In December 2014, the Company recorded a gain from disposal of a subsidiary in France of $3,000 and a $10,000 gain on sale of property and equipment. On July 10, 2013, the Company signed a settlement agreement with its former CEO and Chairman, Mr. Oded Bashan, and former president, Mr. Ohad Bashan, with respect to their termination of employment with the Company and its subsidiaries. Following to the execution of this agreement, provisions made over these individuals' employment periods were adjusted accordingly and the Company recorded other income of approximately $4.5 million. In addition, in the year ended December 31, 2013, other operating income, net, includes a $231,000 loss from the sale of our subsidiary in France and a $91,000 loss on sale of property and equipment.

Amortization and impairment of intangible assets and goodwill. No amortization or impairment of intangible assets was recorded in 2014. The increase of $795,000, or 803%, in 2013 as compared to 2012 resulted from an impairment of intangible assets that amounted to $328,000 and an impairment of goodwill that amounted to $485,000, both related to Parking operations, partially offset by a decrease in amortization expenses due to a sale of intangible assets in France.

Financing income (expenses), net

Our financing expenses, net, for each of the past three years, have been as follows (in thousands):

	Year ended December 31,
	2014	2013	2012
Financing income	$82	$182	$320
Financing expenses	$(659)	$(1,095)	$(813)
Financing expenses, net	$(577)	$(913)	$(493)

Financing expenses consist primarily of interest payable on bank loans, bank commissions and foreign exchange losses. Financing income consists primarily of foreign exchange gains and interest earned on investments in short term deposits, U.S. and Israeli treasury securities and corporate bonds. The decrease in financing income of $100,000, or 55%, in 2014 compared to 2013 is due to a decrease in interest earned on short term deposits. The decrease in financing income of $138,000, or 43%, in 2013 compared to 2012 is due to a decrease in interest earned on investments in debt securities and short term deposits. The decrease in financing expenses in 2014 compared to 2013 of $436,000, or 40%, is mainly due to a decrease in expenses resulting from the currency exchange changes of the U.S. dollar against the NIS and the EURO and a decrease in bank commissions and fees. The increase in financing expenses in 2013 compared to 2012 of $282,000, or 35%, is mainly due to an increase in expenses resulting from changes in the currency exchange rates of the U.S. dollar against the NIS and the EURO.

Net loss from continuing operations

Our net loss from continuing operations for each of the past three years has been as follows (in thousands):

	Year ended December 31,
	2014	2013	2012
Net loss from continuing operations	$(10,197)	$(6,928)	$(17,875)

The increase of net loss from continuing operations of $3.3 million, or 47%, in 2014 compared to 2013 is due to a decrease in other operating income, net, partially offset by an increase in the Company’s gross profit and a decrease in financing expenses, net, as mentioned above. The decrease of $10.9 million, or 61%, in 2013 compared to 2012 is primarily due to an increase in the Company’s gross profit, and a decrease in the operating expenses partially offset by increase in financing expenses, net, as mentioned above.

Net income from discontinued operations

Our net income from discontinued operations for each of the past three years has been as follows (in thousands):

	Year ended December 31,
	2014	2013	2012
Net income from discontinued operations	$315	$3,777	$313

In December 2013, the Company completed the sale of certain assets, certain subsidiaries and IP directly related to its SmartID division. In February 2014 the Company sold its wholly owned German subsidiary, Intercard.

The results from these operations for the reporting periods are presented in the statements of operations as discontinued operations separately from continuing operations.

The decrease in net income from discontinued operations of $3.5 million in 2014 compared to 2013 is primarily due to a gain recorded in 2013 from the divestiture of the SmartID division partially offset by an impairment expense of assets held for sale in the German subsidiary. The increase in net income from discontinued operations of $3.5 million in 2013 compared to 2012 is primarily due to a gain recorded from the divestiture of the SmartID division partially offset by an impairment expense of assets held for sale in the German subsidiary.

Net loss

Our net loss for each of the past three years has been as follows (in thousands):

	Year ended December 31,
	2014	2013	2012
Net loss	$(9,882)	$(3,151)	$(17,562)

The increase in net loss of $6.7 million in 2014 compared to 2013 is primarily due to an increase in the Company’s gross profit, and a decrease in other operating income, net, partially offset by a decrease in financing expenses, net, and a decrease in net income from discontinued operations as mentioned above. The decrease in net loss of $14.4 million, or 82%, in 2013 compared to 2012 is primarily due to an increase in the Company’s gross profit, and a decrease in the operating expenses partially offset by an increase in financing expenses, net, and an increase in net income from discontinued operations as mentioned above.

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

In arrangements that contain multiple elements, the Company implements the guidelines set forth in Accounting Standards Update, or ASU, 2009-13 “Multiple-Deliverable Revenue Arrangements”. Such multiple element arrangements may include providing an IT solution, selling products (such as smart cards) and rendering customer services. Accordingly, the overall arrangement fee is allocated to each element (both delivered and undelivered items) based on their relative selling prices, evidenced by vendor specific objective evidence of selling price, or VSOE, or third party evidence of selling price, or TPE. In the absence of VSOE and TPE for one or more delivered or undelivered elements in a multiple-element arrangement, the Company is required to estimate the selling prices of those elements. Such estimated selling price has been determined using a cost plus margin approach. Since the cost for each element in such arrangements was estimated reliably, the estimated selling price was calculated by multiplying the costs by an average gross margin applicable to each element. Once the standalone selling price for each element was determined, the consideration allocated to each element was recognized as revenues upon meeting the required criteria as described above.

In revenue arrangements that include software components, the Company implements the guidelines set forth in ASU 2009-14 “Certain Revenue Arrangements that Include Software Elements”. Accordingly, software revenue recognition is not applied for tangible products that contain both software and non-software components that function together to deliver the tangible product’s essential functionality.

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

Goodwill and other intangible assets. Goodwill represents the excess of the aggregate purchase price over the fair value of the net assets acquired in a purchase businesses combination. Goodwill is reviewed for impairment at least annually, as of December every year and at other times if events or circumstances arise that indicate that impairment may have occurred.  In September 2011, the Financial Accounting Standards Board, or FASB, issued ASU 2011-08, Testing Goodwill for Impairment, which provides an entity the option to perform a qualitative assessment to determine whether it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount prior to performing the two-step goodwill impairment test. If this is the case, the two-step goodwill impairment test is required. If it is more-likely-than-not that the fair value of a reporting is greater than its carrying amount, the two-step goodwill impairment test is not required. The Company adopted this guidance in 2012 and since then it applies it to its accounting methods. If the two-step goodwill impairment test is required, first, the fair value of the reporting unit is compared with its carrying value (including goodwill). If the fair value of the reporting unit is less than its carrying value, an indication of goodwill impairment exists for the reporting unit and the enterprise must perform step two of the impairment test (measurement).  Under step two, an impairment loss is recognized for any excess of the carrying amount of the reporting unit’s goodwill over the implied fair value of that goodwill. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit in a manner similar to a purchase price allocation. The residual fair value after this allocation is the implied fair value of the reporting unit goodwill. If the fair value of the reporting unit exceeds its carrying value, step two does not need to be performed.

In 2013, following the change as to segment reporting, the Company allocated goodwill of $485,000 to the Parking segment. Upon analyzing the fair value of the Parking segment, the Company concluded that the goodwill had been impaired and therefore wrote-off such goodwill balance. Impairment for goodwill amounted to $485,000 for the year ended December 31, 2013. No impairment losses for goodwill were recorded in 2012 and 2014.

Purchased intangible assets are carried at cost, less accumulated amortization. Amortization is computed over the estimated useful lives of the respective assets. Impairment of intangible assets amounted to $328,000 for the year ended December 31, 2013. No impairment losses of intangible assets were recorded in 2012 and 2014.

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

We have concluded that at December 31, 2014, the divesture of the SmartID division and the divesture of Intercard qualify as discontinued operations and therefore have been presented as such. The sale of Parx France and the shutdown of Smart Card Engineering do not qualify as a discontinued operation as the Company has significant involvement after the disposal transaction.

Assets and liabilities of discontinued operations that have not yet been actually sold are presented on the balance sheet in one line item. Assets and liabilities of such discontinued operations are not offset and are presented as such only for the current year balance sheet.

The results of businesses that have qualified at December 31, 2014 as discontinued operations have been presented as such for all reporting periods. Results of discontinued operations include all revenues and expenses directly derived from such businesses; general corporate overhead is not allocated to discontinued operations.

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

Liquidity and Capital Resources

Our principal sources of liquidity since our inception have been sales of equity securities, borrowings from banks, cash from the exercise of options and warrants and proceeds from divestiture of part of our businesses. We had cash, cash equivalents and short-term investments representing bank deposits of $16.4 million (of which an amount of $2.0 million has been pledged as a security in respect of performance guarantees granted to third parties and guarantees to secure customer advances, loans and credit lines received from a bank) as of December 31, 2014, and $17.6 million as of December 31, 2013 (of which an amount of $2.4 million had then been pledged as a security in respect of performance guarantees granted to third parties and guarantees to secure customer advances, loans and credit lines received from a bank). We believe that we have sufficient capital resources to fund our operations in the next 12 months. We adhere to an investment policy which is intended to enable the Company to avoid being classified as a “passive foreign investment company,” or PFIC, under United States law. That said, we cannot provide complete assurance that PFIC status will be avoided in the future.  In addition, our investment policy requires investment in high-quality investment-grade securities. As of December 31, 2014, the bank loans are denominated in the following currencies: U.S. dollars ($444,000, with maturity dates ranging from 2015 through 2019), NIS ($547,000, with maturity dates ranging from 2015 through 2019), South African Rand ($888,000, with maturity dates ranging from 2015 through 2023) and Polish Zloty ($1,117,000, with maturity dates ranging from 2015 through 2018). As of December 31, 2014 these loans bear interest at rates ranging from 4.4%-7.5% per annum.

The composition of our long-term loans as of December 31, 2014, was as follows (in thousands)

December 31, 2014
Long-term loans	$2,996
Less - current maturities	835
$2,161

The composition of our short-term loans, bank credit and current maturities of long-term loans as of December 31, 2014, were as follows (in thousands):

	December 31, 2014
	Interest rate
U.S. Dollars	5.03%	$1,159
NIS	4.67%	778
Polish Zloty	3.60%	845
		2,782
Current maturities of long-term loans		835
		$3,617

On November 4, 2014, the Company signed a financial and restrictive covenant with Bank Leumi L’Israel Ltd. in order to secure bank services and obtain bank credit and loans. Under the covenant, we are obligated to meet the following: (i) our total liquid deposits will not be less than $6.0 million at any time; (ii) beginning January 1, 2015, our annual operational profit on an EBITDA basis will not be less than $1.0 million; (iii) our annual revenues will not be less than $20.0 million; and (iv) for 2014, equity was required to be at a level of 25% of the total assets and equity sum of no less than $9.5 million, for 2015, equity is required to be at a level of 28% of the total assets and equity sum of no less than $10.5 million, for 2016 and onwards, equity is required to be at a level of 30% of the total assets and equity sum of no less than $11.0 million.  As of December 31, 2014, we are in compliance with these covenants.

Our and certain of our subsidiaries’ manufacturing facilities and certain equipment have been pledged as security in respect of a loan received from a bank. The Company’s short term deposits in the amount of $2.0 million have been pledged as security in respect of guarantees granted to third parties, loans and credit lines received from a bank. Such deposits cannot be pledged to others or withdrawn without the consent of the bank.

As of December 31, 2014, we granted guarantees to third parties including performance guarantees and guarantees to secure customer advances in the sum of $1.1 million. The expiration dates of the guarantees range from January 2015 to May 2016.

For the years ended December 31, 2014 and December 31, 2013, we had a negative cash flow from continuing operations of $9.6 million and $10.6 million, respectively.  We may continue to suffer from negative cash flow from operations. We are looking for ways to increase our cash resources, such as capitalizing on our patent portfolio, sales of assets or parts of our business or raising funds. In addition, we are looking for ways to reduce our financial expenses, including repayment of debt instruments.

Operating activities related to continuing operations

For the year ended December 31, 2014, net cash used in continuing operating activities was $9.6 million primarily due to a $10.2 million net loss from operating activities, a $1.3 million decrease in other current liabilities, a $630,000 decrease in trade payables, a $334,000 increase in inventory, a $126,000 decrease in accrued severance pay, a $10,000 gain on sale of property and equipment and a $3,000 gain from disposal of a subsidiary partially offset by a $1.3 million of depreciation, a $875,000 non-cash expense due to stock based compensation issued to employees a $432,000 decrease in trade receivables, a $132,000 decrease in other receivables and prepaid expenses, a $108,000 deferred tax expense and a $87,000 increase in accrued interest.

For the year ended December 31, 2013, net cash used in continuing operating activities was $10.6 million primarily due to a $6.9 million net loss from operating activities, a $3.5 million decrease in other current liabilities mainly due the termination of senior employees, a $3.2 million decrease in accrued severance pay, a $765,000 increase in trade receivables, a $181,000 decrease in trade payables, a $166,000 decrease in accrued interest and a $11,000 increase in inventory, partially offset by a $1.3 million decrease in other receivables and prepaid expenses, $1.1 million of depreciation, $894,000 of amortization and impairment of intangible assets and goodwill, a $307,000 non-cash expense due to stock based compensation issued to employees and others, a $231,000 loss from disposal of a subsidiary, a $112,000 deferred tax expense and a $91,000 loss on sale of property and equipment.

For the year ended December 31, 2012, net cash used in continuing operating activities was $6.4 million primarily due to a $17.9 million net loss from operating activities, a $2.4 million increase in other receivables and prepaid expenses, a $295,000 gain on sale of property and equipment, a $232,000 decrease in accrued interest and linkage differences and a $12,000 decrease in deferred tax, net, partially offset by a $4.8 million increase in other current liabilities mainly due to provisions for termination of senior employees, a $4.1 million decrease in trade receivables, a $1.6 million increase in trade payables, a $1.1 million increase in accrued severance pay, net,  $1.1 million of depreciation, $734,000 non-cash expense due to stock based compensation issued to employees and others, a $831,000 decrease in inventory and $99,000 of amortization of intangible assets.

Operating activities related to discontinued operations

For the year ended December 31, 2014, net cash used in discontinued operating activities was $1.4 million. For the year ended December 31, 2013, net cash used in discontinued operating activities was $1.4 million. For the year ended December 31, 2012, net cash provided by discontinued operating activities was $1.8 million. All such cash flows relate to the SmartID division and the German subsidiary Intercard. In 2012, such cash flows related also to our sale of certain assets to Smartrac group in 2009.

Investing and financing activities related to continuing operations

For the year ended December 31, 2014, net cash used in continuing investing activities was $10 million, mainly due to $11.4 investment in short term investments and $1.6 million purchases of property and equipment partially offset by a $3 million in proceeds from the maturity and sale of short term investments and $14,000 in proceeds from the sale of property and equipment. For the year ended December 31, 2013, net cash provided by continuing investing activities was $7.0 million, mainly due to $6.5 million in proceeds from the maturity and sale of short term investments, $3.4 million proceeds from restricted deposits for employee benefits and $168,000 of proceeds from the sale of property and equipment, partially offset by $2.8 million purchases of property and equipment and a $325,000 investment in short term investments. For the year ended December 31, 2012, net cash provided by continuing investing activities was $2.6 million, mainly due to $17.7 million in proceeds from the maturity and sale of short term investments and $299,000 of proceeds from sale of property and equipment, partially offset by a $10.4 million investment in short term investments, a $3.9 million investment in restricted deposits for employee benefits, $1 million purchases of property and equipment and a $100,000 acquisition of a business operation.

For the year ended December 31, 2014, net cash provided by continuing financing activities was $10.4 million mainly due to $10.4 million in proceeds from the issuance of shares, net of issuance expenses, in connection with a public offering of our ordinary shares which closed on November 26, 2014, $965,000 in proceeds from the exercise of options and $52,000 in proceeds from long term bank loans, partially offset by a $1 million repayment of long-term bank loans and a $25,000 decrease in short-term bank credit. For the year ended December 31, 2013, net cash provided by continuing financing activities was $1.8 million mainly due to $3.2 million in proceeds from long term bank loans mainly to support the expansion of the mass transit ticketing project in Poland and $968,000 in proceeds from the exercise of options, partially offset by a $1.3 million repayment of long-term bank loans and a $1.1 million decrease in short-term bank credit. For the year ended December 31, 2012, net cash provided by continuing financing activities was $31,000 mainly due to a $1.8 million net increase in short-term bank credit, $390,000 in proceeds from long term bank loans and $12,000 in proceeds from the exercise of options, partially offset by a $2.2 million repayment of long-term bank loans.

Investing and financing activities related to discontinued operations

For the year ended December 31, 2014 net cash provided by discontinued investing activities was $1.7 million due to payments received related to the sale of certain assets, subsidiaries and IP related to our SmartID division and to the divesture of Intercard. For the year ended December 31, 2013 net cash provided by discontinued investing activities was $9.9 million due to payments received related to the sale of certain assets, subsidiaries and IP related to our SmartID division. For the year ended December 31, 2012, cash used in discontinued investing activities was $72,000.

For the year ended December 31, 2014, net cash used in discontinued financing activities was $154,000 mainly due to change in liabilities held for sale in respect of Intercard divesture. For the years ended December 2013 and 2012 net cash used in discontinued financing activities was $985,000 and $1.4 million, respectively, mainly due to repayments of short and long terms loans related to the SmartID division.

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

Interest Rate Risks

We are exposed to market risks resulting from changes in interest rates, primarily in connection with our loan obligations to banks. We do not currently use derivative financial instruments to limit exposure to interest rate risk. As of December 31, 2014, we had long-term loan obligations of $3 million, the vast majority of which is subject to variable interest rates.  Of this amount, $1.1 million was denominated in Polish Zloty, $888,000 was denominated in South African Rand, $547,000 was denominated in NIS and $444,000 was denominated in U.S. dollars. These loans will be repaid during the next approximately eight years. The carrying values of the loans are equivalent to or approximate their fair market value as they bear interest at approximate market rates.

Impact of Inflation and Currency Fluctuations

Our functional and reporting currency is the U.S. dollar. We generate a certain portion of our revenues and we incur some of our expenses in other currencies. As a result, we are exposed to the risk that the rate of inflation in countries in which we are active other than the United States will exceed the rate of devaluation of such countries’ currencies in relation to the dollar or that the timing of any such devaluation will lag behind inflation in such countries. To date, we have been affected by changes in the rate of inflation or the exchange rates of other countries’ currencies compared to the dollar, and we cannot assure you that we will not be adversely affected in the future.

The annual rate of inflation in Israel was (-0.2%) in 2014, 1.8% in 2013 and 1.6% in 2012. The NIS revaluated against the U.S. Dollar by approximately (-12%) in 2014, 7.0% in 2013 and 2.3% in 2012.

The functional currency of ASEC is the Polish Zloty and of OTI PetroSmart is the South African Rand. Significantly all of these subsidiaries’ revenues are earned, and significantly all of their expenses are incurred, in their functional currencies. To the extent that there are fluctuations between the Polish Zloty and/or the South African Rand against the U.S. dollar, the translation adjustment will be included in our consolidated statements of changes in equity as other comprehensive income or loss and will not impact the consolidated statements of operations. We cannot assure you that we will not be adversely affected in the future.

Corporate Tax Rate

On August 5, 2013 the Israeli parliament, or the Knesset, passed the Law for Changes in National Priorities (Legislative Amendments for Achieving Budget Objectives in the Years 2013 and 2014) – 2013, by which, inter alia, the corporate tax rate would be raised by 1.5% to a rate of 26.5% from 2014. As of December 31, 2014, our net operating loss carry-forwards for Israeli tax purposes amounted to approximately $178.7 million. Under Israeli law, net operating losses can be carried forward indefinitely and offset against certain future taxable income. Since we have incurred tax losses through December 31, 2014, we have not yet utilized the tax benefits for which we are eligible under the “Approved Enterprise” status. $4.5 million of our investment programs in buildings, equipment and production facilities have been granted “Approved Enterprise” status and we are, therefore, eligible for a tax exemption under the Law for the Encouragement of Capital Investments, 1959. Subject to compliance with applicable requirements, the portion of our income derived from the “Approved Enterprise” programs is tax-exempt for a period of ten years commencing in the first year in which it generates taxable income; but not later than (1) 14 years from the date of approval; or (2) 12 years from the date of beginning of production. If we do not comply with these requirements, the tax benefits may be cancelled and we may be required to refund the amount of benefits received, in whole or in part, with the addition of linkage differences to the Israeli consumer price index and interest. As of the date of this Annual Report, we believe that we are in compliance with these conditions.

Government of Israel Support Programs

Until 2005, we participated in programs offered by the OCS that supports research and development activities. Under the terms of these programs, a royalty of 3.5% of the sales of products must be paid to the OCS, beginning with the commencement of sales of products developed with grant funds and ending when the dollar value of the grant is repaid. In 2006, we decided to cease our participation with the OCS.

Royalties payable with respect to grants received under programs approved after January 1, 1999, however, will be subject to interest on the dollar-linked value of the total grants received at an annual rate of LIBOR applicable to dollar deposits. As of December 31, 2014, we have received a total of $3.4 million from the OCS net of royalties paid to it (or accrued for). The terms of Israeli government participation also require that the manufacturing of products developed with government grants be performed in Israel, unless the OCS has granted special approval. If the OCS consents to the manufacture of the products outside Israel, we may be required to pay increased royalties, ranging from 120% to 300% of the amount of the OCS grant, depending on the percentage of foreign manufacture. These restrictions continue to apply even after we have paid the full amount of royalties payable with respect of the grants. Based upon the aggregate grants received to date, we expect that we will continue to pay royalties to the OCS to the extent of our sales of our products and related services for the foreseeable future.  Separate OCS consent is required to transfer to third parties technologies developed through projects in which the government participates. These restrictions do not apply to exports from Israel of products developed with these technologies.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk.

Not Applicable.

Item 8.     Financial Statements and Supplementary Data.

Our financial statements are stated in thousands of United States dollars and are prepared in accordance with U.S. GAAP.

The following audited consolidated financial statements are filed as part of this Annual Report on Form 10-K:

Report of Independent Registered Public Accounting Firm, dated March 30, 2015.

Consolidated Balance Sheets.

Consolidated Statements of Operations.

Consolidated Statements of Comprehensive Loss.

Consolidated Statements of Changes in Equity.

Consolidated Statements of Cash Flows.

Notes to the Consolidated Financial Statements.

Item 9.      Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not Applicable.

Item 9A.  Controls and Procedures.

Disclosure Controls and Procedures

Our management, including our Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, are responsible for establishing and maintaining our disclosure controls and procedures (within the meaning of Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended, or Exchange Act). These controls and procedures are designed to ensure that information required to be disclosed in the reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information was made known to our management, including our CEO and CFO, by others within the Company, as appropriate to allow timely decisions regarding required disclosure. We evaluated these disclosure controls and procedures under the supervision of our CEO and CFO as of December 31, 2014. Based upon that evaluation, our management, including our CEO and CFO, concluded that our disclosure controls and procedures are effective as of such date.

 Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Exchange Act.  Our internal control over financial reporting policies and procedures are designed under the supervision of the CEO and CFO to provide reasonable assurance regarding the reliability of the financial reporting and preparation of the financial statements for the external reporting purposes in accordance with U.S. GAAP. Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Based on our evaluation under the framework in Internal Control—Integrated Framework (2013), our management concluded that our internal control over financial reporting was effective as of December 31, 2014.

This Annual Report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management’s report regarding internal control over financial reporting was not subject to attestation by our registered public accounting firm pursuant to rules of the SEC that permit us to provide only management’s report in this Annual Report.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2014, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.   Other Information.

Not Applicable.

PART III

Item 10.     Directors, Executive Officers and Corporate Governance.

Our Directors and executive officers, as of the date hereof, together with their ages and business backgrounds are as follows:

Name	Age	Position(s) Held
Dilip Singh (1)	64	Chairman of the Board of Directors
Dimitrios J. Angelis	45	Director; Chief Executive Officer of OTI America
William C. Anderson III (2) (3)(4)	44	Director
Charles M. Gillman (1)	44	Director
John A. Knapp Jr. (1) (3)	63	Director
Eileen Segall (2) (3) (4)	36	Director
Mark Stolper (1) (3) (4)	43	Director
Ofer Tziperman	53	Chief Executive Officer
Shay Tomer	36	Chief Financial Officer

(1) Independent Director

(2) External Director

(3) Member of Compensation Committee

(4) Member of Audit Committee

Directors:

Dilip Singh was appointed as a director on December 30, 2012 to hold office until the first general meeting of the shareholders of the Company to be held following the termination of a 36-month period that commenced as of December 30, 2012. On February 9, 2015, Mr. Singh was appointed as our Chairman of the Board of Directors. Mr. Singh has served as the General Partner of Value Generation Capital Fund LP since December 2013 and has also served as a director of Concurrent Computer Corporation, Inc., a provider of high-performance, real-time computer systems and software solutions, since July 2012. From April 2012 to April 2013, Mr. Singh served as the interim Chief Executive Officer, President and as a director of InfuSystem Holdings Inc., a provider of ambulatory infusion pumps and associated clinical services.  Prior to joining InfuSystem, Mr. Singh served as the interim Chief Executive Officer of MRV Communications, Inc., a provider of optical communications network infrastructure equipment and network management products, as well as network integration and managed services, from July 2010 to December 2011 and as a director from October 2010 to December 2011.  From December 2008 to May 2009, Mr. Singh served as the Chief Executive Officer of Telia-Sonera Spice Nepal, a large Asian mobile operator.  From October 2004 to November 2008, Mr. Singh served as the Chief Executive Officer and President of Telenity, Inc., a convergence applications, service delivery platform and value added services software company.  Mr. Singh earned a Master’s of Science in Physics from the University of Jodhpur and a Masters of Technology in Electronics & Communications Electrical Engineering from the Indian Institute of Technology.

The Company believes Mr. Singh’s vast operational executive management and board experience with global companies make him suitable to serve as a director and Chairman of the Board of Directors of the Company.

Dimitrios J. Angelis was appointed as a director of the Company on December 30, 2012 to hold office until the first general meeting of the shareholders of the Company to be held following the termination of a 36-month period that commenced as of December 30, 2012. From April 26, 2013 until February 9, 2015, Mr. Angelis served as the Chairman of the Board of Directors. On December 6, 2013, Mr. Angelis was appointed at the general shareholders meeting according to the Companies Law as the Chief Executive Officer of OTI America. Since 2012 until immediately prior to his appointment as Chief Executive Officer of OTI America, Mr. Angelis was the General Counsel of Wockhardt Inc., a biologics and pharmaceutical company (generics). From 2008 to 2012, Mr. Angelis was a senior counsel in Dr. Reddy’s Laboratories, Ltd., a publicly traded pharmaceutical company, and during 2008 he was the Chief Legal Officer and Corporate Secretary of Osteotech, Inc., a publicly traded medical device company with responsibility for managing the patent portfolio of approximately 42 patents. Prior to that, Mr. Angelis worked in the pharmaceutical industry in various corporate, strategic and legal roles. In addition, he worked for McKinsey & Company, Merrill Lynch, and the Japanese government. He began his legal career as a transactional associate with law firm Mayer Brown. Mr. Angelis holds a B.A. in Philosophy and English from Boston College, an M.A. in Behavioral Science from California State University and Juris Doctor from New York University School of Law.

    The Company believes Mr. Angelis’s experience – over a decade as an accomplished attorney, negotiator, and general counsel to public as well as private companies – brings a wealth of strategic, legal and business acumen to the Board, and his qualifications make him suitable to serve as a director of the Company.

    William C. Anderson III was appointed as an External Director under the Companies Law on May 26, 2014 to hold office for a three-year term that commenced on May 26, 2014 and thereafter was appointed as a member of the Company’s Audit and Compensation Committees. Mr. Anderson is the founder of AmpThink LLC, a wireless solutions company focused on building large, complex, wireless networks employing different technologies including low and high frequency RFID, wireless bridging, WiFi, near field communications and Bluetooth. AmpThink has led the delivery of networks for three recent major American football sporting events. Mr. Anderson has been acting as Chief Executive Officer of AmpThink LLC since its incorporation in 2011. Prior to AmpThink, Mr. Anderson was co-founder of Genesta, a wireless systems integrator specializing in the design and deployment of warehouse automation systems, where Mr. Anderson from 2000 to 2011 acted as Chief Technology Officer. In this position, Mr. Anderson helped create solutions for clients such as Con Edison, Frito-Lay, and Sara Lee. Mr. Anderson holds a degree in Economics and Philosophy from Boston College and a Master’s degree in Management Science from The State University of New York.

The Company believes Mr. Anderson’s qualifications including his years of experience in the high-tech industry and network solutions business, as well as his experience as Chief Technology Officer and Chief Executive Officer of private American companies, make him suitable to serve as a director of the Company.

Charles M. Gillman was appointed as a director on December 30, 2012 to hold office until the first general meeting of the shareholders of the Company to be held following the termination of a 36-month period commencing as of December 30, 2012. Since June 2013, Mr. Gillman has been the Executive Managing Director of the IDWR Multi Family Office, an office that provides non-binding investment recommendations to family offices. From June 2001 until June 2013, Mr. Gillman was employed by Nadel and Gussman, LLC, or NG, to serve as portfolio manager of certain investment portfolios of NG and its related family interests. NG is a management company located in Tulsa, Oklahoma that employs personnel for business entities related to family members of Herbert Gussman. In June 2002, Mr. Gillman founded Value Fund Advisors, LLC, or VFA, to serve as investment advisor to certain NG family related assets. VFA discontinued its role as investment advisor to these assets in December 2008. In December 2008, Mr. Gillman entered into an employment agreement with NG to provide portfolio management services to NG, including serving as Portfolio Manager of certain NG and family assets. Mr. Gillman began his career as a strategic management consultant for McKinsey & Company, New York, where he worked to develop strategic plans for business units of companies located both inside the United States and abroad. Thereafter and prior to joining NG, Mr. Gillman held a number of positions in the investment industry and developed an expertise in the analysis of companies going through changes in their capital allocation strategy. In addition, Mr. Gillman currently serves on the boards of directors of Digirad Corporation.  He also serves on the Board of the Penn Club of New York, the private charitable gaming company Littlefield Corp, and the private medication management company CompuMed, Inc. Mr. Gillman previously served as a director of InfuSystem Holdings, Inc., MRV Communications, Inc., and Aetrium, Inc. Mr. Gillman holds a B.S. from the Wharton School of the University of Pennsylvania.

The Company believes that Mr. Gillman’s years of experience analyzing companies and familiarity with corporate finance, as well as his experience serving as a director of diverse companies, make him suitable to serve as a director of the Company.

John A. Knapp Jr. was appointed as a director on December 30, 2012 to hold office until the first general meeting of the shareholders of the Company to be held following the termination of a 36-month period that commenced as of December 30, 2012. Mr. Knapp has been the President and principal shareholder of Andover Group, Inc. since 1978.  Andover’s two main business lines are real estate development and investment management.  In October 2005, Mr. Knapp became Chief Executive Officer of ICO, Inc. and served in that capacity, as well as a director, until April 2010, when ICO was acquired by A. Schulman, Inc. for a significant premium.  Mr. Knapp, through Andover Group, Inc., was a partner in San Juan Partners, LLC. Mr. Knapp is a CFA and serves as a partner of CCM Opportunistic Partners, an investment fund that invests with emerging managers.  Mr. Knapp has served as a trustee of Annunciation Orthodox School in Houston, and is currently a trustee of the Armand Bayou Nature Center.  Mr. Knapp is a graduate with honors of from Williams College.

The Company believes that Mr. Knapp’s corporate and business strategy experience make him suitable to serve as a director of the Company.

Eileen Segall was appointed as an External Director under the Companies Law on December 30, 2012 to hold office for a three-year term that commenced on December 30, 2012 and thereafter was appointed as Chair of the Company’s Audit and Compensation Committees. In 2008, Ms. Segall founded Tildenrow Partners, LP, a private investment partnership, and has been its General Partner since that time.  Since 2006, Ms. Segall has been a managing member of Tildenrow Advisors, LLC, New York, an investment advisory firm. Ms. Segall is a value investor with fifteen years of professional experience analyzing companies from a financial and corporate strategic perspective.  Previously, from 2003 to 2006, Ms. Segall was an assistant Portfolio Manager and Director of Research at Nicusa Capital Partners, LP.  Prior to portfolio management, from 2000 to 2002, Ms. Segall covered publicly traded equities in the telecommunications equipment industry as an equity Research Associate at Robertson Stephens, Inc. investment bank. Ms. Segall holds a B.S. in Materials Science and Engineering from the Massachusetts Institute of Technology and a certificate in accounting from New York University.

The Company believes Ms. Segall’s professional experience analyzing companies from a financial and corporate strategic perspective, as well as her knowledge and familiarity with corporate finance and accounting, make her suitable to serve as an external director of the Company.

    Mark Stolper was appointed as a director on December 30, 2012 to hold office until the first general meeting of the shareholders of the Company to be held following the termination of a 36-month period that commenced as of December 30, 2012. Since 2004, Mr. Stolper has served as the Executive Vice President and Chief Financial Officer of RadNet, Inc., the largest owner and operator of freestanding medical diagnostic imaging centers in the United States.  At RadNet, Mr. Stolper is responsible for all accounting, finance, reimbursement operations, investor relations, treasury and related financial functions.  Prior to joining RadNet, Mr. Stolper had diverse experiences in investment banking, private equity, venture capital investing and operations.  Mr. Stolper began his career as a member of the corporate finance group at Dillon, Read and Co., Inc., executing mergers and acquisitions, public and private financings and private equity investments with Saratoga Partners LLP, an affiliated principal investment group of Dillon Read.  After Dillon Read, Mr. Stolper joined Archon Capital Partners, which made private equity investments in media and entertainment companies.  Mr. Stolper also worked for Eastman Kodak, where he was responsible for business development for Kodak’s Entertainment Imaging subsidiary ($1.5 billion in sales).  Mr. Stolper was also co-founder of Broadstream Capital Partners, a Los Angeles-based investment banking firm focused on advising middle market companies engaged in financing and merger and acquisition transactions.  Mr. Stolper holds a B.A. from the University of Pennsylvania and a finance degree from the Wharton School.  Mr. Stolper also has a postgraduate Award in Accounting from UCLA.

The Company believes Mr. Stolper’s professional and corporate experience, as well as his knowledge and familiarity with corporate finance and accounting as an experienced Chief Financial Officer in a NASDAQ-traded company, make him suitable to serve as a director of the Company.

Executive Officers:

Ofer Tziperman has served as the Company’s Chief Executive Officer and as the Chief Executive Officer of PARX and Easy Park since March 7, 2013.   Mr. Tziperman originally joined the Company in 1995, where for nearly five years as VP Marketing and Sales he played a major role in turning the Company into an international organization with subsidiaries and distributors around the world. Mr. Tziperman was heavily involved in the Company’s initial public offering in 1999 in Germany. Mr. Tziperman left the Company in 2000 to co-found LocatioNet Systems Ltd., where he served as its Chief Executive Officer and President.  In this capacity he led LocatioNet Systems to become one of the pioneering technology providers in the Location-based Services market. During this period, Mr. Tziperman gained practical experience in monetizing the LocatioNet patents. Mr. Tziperman is a former attorney and practiced commercial and business law.  In 2001, the World Economic Forum honored Mr. Tziperman as a ‘Technology Pioneer’. In 2011, Mr. Tziperman re-joined the Company to lead its global parking business as the President of PARX until October 1, 2013. Mr. Tziperman is a co-inventor of four new patent applications in the field of car parking. Mr. Tziperman holds an LLB degree from the Faculty of Law at Tel Aviv University, and is a graduate of the Israeli Navy’s Naval Officers Academy.

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

Board Practices

Election of Directors; Appointment of Officers

Our current Board consists of seven directors, of which two directors are External Directors under Israeli law. A majority of these directors must be non-executive directors, who are directors that are neither office holders nor our employees. Our non-External Directors are appointed, removed or replaced by a majority vote of our shareholders present in person or by proxy at a general meeting of our shareholders according to the Companies Law.

Once elected at a shareholders’ meeting, our directors, except for our External Directors, hold office until the first general meeting of shareholders held at least thirty six months after their election.  Incumbent directors may be reelected at that meeting. A director may be elected for consecutive terms, unless prohibited by law.

Under the Companies Law, neither the Chief Executive Officer of a public company nor a family member thereof or any person directly or indirectly subordinate to the Chief Executive Officer, may serve as a Chairman of the board of directors, and vice versa. The Chief Executive Officer of a public company or a family member thereof may nevertheless serve as Chairman of the board of directors, and vice versa, if authorized by a general meeting of the shareholders according to the Companies Law and then only for a period of time that does not exceed three years.

Until February 9, 2015, Mr. Angelis served as the Chairman of our Board. On February 9, 2015, our Board elected Mr. Singh to serve as its chairman.

Our Board appoints our Chief Executive Officer and his terms of employment are approved by the general shareholders meeting according to the provisions of the Companies Law.  With the exception of our Chief Executive Officer and our Directors, each of our executive officers serves at the discretion of our Chief Executive Officer, subject to the terms of any employment agreement, and holds office until his or her successor is elected or until his or her earlier resignation or removal.

On March 7, 2013, our Board appointed Mr. Ofer Tziperman to serve as our Chief Executive Officer.  On February 10, 2015, Mr. Ofer Tziperman provided advance notice of his resignation as Chief Executive Officer of the Company and from the other positions held with the Company and its subsidiaries. Mr. Tziperman will continue to serve as the Company’s Chief Executive Officer until the earlier of August 10, 2015, or such time as a suitable replacement has been hired and his duties have been effectively transitioned.

None of our independent directors serves as the lead independent director. We believe that this leadership structure is appropriate to our Company given the current size and operations of the Company. Our Board’s role in risk oversight includes risk analysis and assessment in connection with each financial and business review, update and decision-making proposal and deliberations. The Board’s role in our risk oversight is consistent with our leadership structure, with our Chief Executive Officer, whose performance is assessed by the Board, and other members of senior management having responsibility for assessing and managing our risk exposure, and the Board providing oversight in connection with those efforts.

External Directors

Under the Companies Law, companies incorporated under the laws of the State of Israel with shares listed on an exchange, including NASDAQ, must appoint at least two External Directors. On December 30, 2012, Ms. Segall was elected as an External Director and on May 26, 2014, following the resignation of our former External Director, Mr. Jeffrey E. Eberwein,  Mr. Anderson was elected by the general meeting of shareholders as the second External Director. Based on the information provided to the Company, both Ms. Segall and Mr. Anderson qualify as External Directors under the Companies Law.

The Companies Law provides that a person may not be appointed as an External Director if the person is a relative of the controlling shareholder of the company or if the person (or any of the person’s relatives, partners, employers or anyone to whom the person is directly or indirectly subjected to or any entity under the person’s control) has or had during the two years preceding the date of appointment any affiliation with the company, its controlling shareholder, any of the controlling shareholder’s relatives, any other entity under the control of the company or the company’s controlling shareholder, and, where there is no controlling shareholder and no shareholder holding 25% or more of the voting power of the company, any affiliation to the chairman of the board of directors of the company, the company’s chief executive officer, any beneficial owner of 5% or more of the issued shares or the voting power of the company or the most senior executive officer of the company in the finance field.

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

“Office holder” is defined in the Companies Law as a chief executive officer, chief business manager, deputy general manager, vice general manager, any person who holds such position in the company, even if such person holds a different title, any director and other manager or officer who reports directly to the chief executive officer.

No person can serve as an External Director if his or her position or other business interests create, or may create, a conflict of interest with his or her responsibilities as an External Director or may otherwise interfere with his or her ability to serve as an External Director.

No person can serve as an External Director if the person (or any of the person’s relatives, partners, employers, anyone to whom the person is directly or indirectly subjected to or any entity under the person’s control) has business or professional relations with anyone the affiliation with whom is prohibited by the Companies Law, even if those affiliations are not of an ongoing nature, excluding negligible affiliations.

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

Under the Companies Law, each of our External Directors must also serve on our Audit Committee and Compensation Committee. Ms. Segall and Mr. Anderson are both currently members of our Audit Committee and Compensation Committee. Ms. Segall serves as Chairman of our Audit and Compensation Committees.

Under the Companies Law, until the lapse of two years from termination of office (and with respect to a relative of an External Director who is not the External Director’s spouse or child, one year from termination of office), we, our controlling shareholders and any corporation in their control, may not grant a person who served as an External Director of the company, or to its spouse or child, any benefit, directly or indirectly, and may not engage a person who served as an External Director of the company, or its spouse or child, as an office holder of the company or an entity under the control of the company’s controlling shareholder and cannot employ or receive services from that person, either directly or indirectly, including through a corporation controlled by that person.

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

The initial term of an External Director is three years commencing from the date of his or her election and under regulations that apply to Israeli companies whose shares that have been offered to the public outside of Israel or traded on a stock exchange outside of Israel, may be extended for consecutive additional three year periods (unlike other public companies, in which only two additional three year periods are allowed).  External Directors may only be removed by the same percentage of shareholders as is required for their election, or by a court, and then only if the External Directors cease to meet the statutory qualifications for their appointment or if they violate their duty of loyalty to the company.  If an External Directorship becomes vacant, our Board is required under the Companies Law to call a shareholders’ meeting promptly to appoint a new External Director. Each committee of our Board that is required by law to be formed must include at least one External Director and the Audit Committee and Compensation Committee must include all of the External Directors.  An External Director is entitled to compensation as provided in regulations adopted under the Companies Law and is otherwise prohibited from receiving any other compensation, directly or indirectly, in connection with services provided as an External Director.

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

In addition, the Audit Committee of our Board must include at least three independent directors within the meaning of Rule 5605(a)(2) to the NASDAQ Rules. Our External Directors, Ms. Segall and Mr. Anderson, and our director, Mr. Stolper, all of whom are “unaffiliated directors” under the Companies Law, qualify as independent directors under NASDAQ Rules and as Audit Committee independent directors under the NASDAQ Rules.  Ms. Segall is the Audit Committee’s Chairman.  In addition, our directors Mr. Gillman, Mr. Singh, and Mr. Knapp are qualified as independent directors under the NASDAQ Rules. Our Board has determined that Mr. Stolper is an “Audit Committee Financial Expert” within the meaning of SEC rules and has the requisite experience under NASDAQ Rules.

Under the Companies Law, the Audit Committee of a publicly traded company must consist of a majority of unaffiliated directors. An “unaffiliated director” is defined as either an External Director or as a director, classified as an “unaffiliated director” by the Company, who meets the following criteria: (i) he or she meets the qualifications for being appointed as an External Director, except for (i) the requirement that the director be an Israeli resident (which in any event does not apply to companies such as ours whose securities have been offered outside of Israel or are listed outside of Israel), (ii) the requirement for accounting and financial expertise or professional qualifications, and the Audit Committee of the company confirmed such qualifications and (iii) with respect to companies such as ours whose securities have been listed on the NASDAQ Global Market, where the director qualifies as an “independent director” under the NASDAQ Rules, the requirements relating to affiliation other than to controlling shareholder, any of the controlling shareholder’s relatives or any other entity under the control of the company’s controlling shareholder (which is not the company itself or an entity under the company’s control); and (ii) he or she has not served as a director of the Company for a period exceeding nine consecutive years. For this purpose, a break of less than two years in the service shall not be deemed to interrupt the continuation of the service.

Our Board adopted an Audit Committee charter that sets forth the responsibilities of the Audit Committee consistent with the rules of the SEC and the Listing Rules of the NASDAQ Stock Market, as well as the requirements for such committee under the Companies Law, as described below. The Audit Committee charter is posted on our website at http://investors.otiglobal.com. The information contained in, or accessible through, our website does not constitute part of this Annual Report.

Our Audit Committee provides assistance to our Board in fulfilling its legal and fiduciary obligations in matters involving our accounting, auditing, financial reporting, internal control and legal compliance functions by pre-approving the services performed by our independent accountants and reviewing their reports regarding our accounting practices and systems of internal control over financial reporting. Our Audit Committee also oversees the audit efforts of our independent accountants and takes those actions that it deems necessary to satisfy itself that the accountants are independent of management. During the fiscal year ended December 31, 2014, we had four meetings of our Audit Committee.

Under the Companies Law and the NASDAQ Rules, our Audit Committee is responsible for (i) determining whether there are deficiencies in the business management practices of our company, including in consultation with our internal auditor or the independent auditor, and making recommendations to the Board to improve such practices, (ii) determining whether to approve certain related party transactions (including transactions in which an office holder has a personal interest) and whether such transaction should be deemed as material or extraordinary, (iii) where the Board approves the working plan of the internal auditor, to examine such working plan before its submission to the Board and propose amendments thereto, (iv) examining our internal controls and internal auditor’s performance, including whether the internal auditor has sufficient resources and tools to dispose of its responsibilities, (v) examining the scope of our auditor’s work and compensation and submitting a recommendation with respect thereto to our Board or shareholders, depending on which of them is considering the appointment of our auditor, and (vi) establishing procedures for the handling of employees’ complaints as to the management of our business and the protection to be provided to such employees. Our Audit Committee may not approve an action or a related party transaction, or take any other action required under the Israeli Companies Law, unless at the time of approval a majority of the committee’s members are present, which majority consists of unaffiliated directors including at least one External Director, and it further complies with the committee composition set forth above.

Internal Auditor

Under the Companies Law, the Board must appoint an internal auditor who is recommended by the Audit Committee. The role of the internal auditor is to examine, among other things, whether the company’s actions comply with the law and orderly business procedure.  Under the Companies Law, the internal auditor may not be an office holder or an interested party, as defined below, or a relative of an office holder or an interested party, or the company’s independent accountant or the independent accountant’s representative.  The Companies Law defines an “interested party” as a holder of 5% or more of the issued shares or voting rights of a company, a person or entity who has the right to designate at least one director or the general manager of the company, and a person who serves as a director or general manager. Since March 5, 2012, Mr. Gali Gana,  of Rosenblum Holzman & Co., has served as our internal auditor.

Compensation Committee

Under the Companies Law and pursuant to the NASDAQ Rules, the board of directors of a public company must appoint a Compensation Committee. The Compensation Committee must be comprised of at least three directors, including all of the External Directors, who shall be a majority of the members of the Compensation Committee; however, so long as our securities are traded on the NASDAQ Global Market, we do not have a controlling shareholder, the Compensation Committee meets other Companies Law composition requirements and our Compensation Committee meets the requirements of U.S. law and NASDAQ, we will generally not have to meet this majority requirement.  An External Director must serve as chairman of the committee. The rest of the members of the Compensation Committee shall be directors who do not receive direct or indirect compensation for their role as directors (other than compensation paid or given in accordance with the regulations of the Companies Law applicable to the compensation of External Directors, or amounts paid pursuant to indemnification and/or exculpation contracts or commitments and insurance coverage).

The Compensation Committee may not include the chairman of the board, any director employed by or otherwise providing services on a regular basis to the Company, to a controlling shareholder or to any entity controlled by a controlling shareholder, any director whose main livelihood is dependent on a controlling shareholder, nor a controlling shareholder or a relative thereof.

Our Board adopted a charter for our Compensation Committee. The Compensation Committee charter is posted on our website at http://investors.otiglobal.com. The information contained in, or accessible through, our website does not constitute part of this Annual Report.

Under the Companies Law and the NASDAQ Rules, our Compensation Committee is responsible for (i) proposing an office holder compensation policy to the board of directors, (ii) proposing necessary revisions to the compensation policy and examine its implementation, (iii) determining whether to approve compensation of office holders, and (iv) determining, in accordance with our office holder compensation policy, whether to exempt an engagement with an unaffiliated nominee for the position of chief executive officer from requiring shareholders’ approval.

During 2014, our Compensation Committee had four meetings and one written resolution in lieu of a meeting. The current members of our Compensation Committee are Ms. Segall, Mr. Anderson, Mr. Stolper and Mr. Knapp.  Ms. Segall is the Compensation Committee’s Chairman.

Under the Companies Law, all public Israeli companies, including companies whose shares are only publicly-traded outside of Israel, such as the Company, are required to adopt a written compensation policy for their executives, which addresses certain items prescribed by the Companies Law. The adoption, amendment, and restatement of the policy is to be recommended by the Compensation Committee and approved by the Board and shareholders, except that the approval of the shareholders may be waived in certain circumstances prescribed by the Companies Law.

In accordance with Israeli law requirements, our Compensation Committee reviewed and adopted a written compensation policy for our executive officers, which addresses the items prescribed by the Companies Law. Our Board subsequently approved the policy and recommended that it be adopted by the shareholders. On December 6, 2013, the general meeting of shareholders of the Company approved the Executive Compensation Policy, or the Compensation Policy. The Compensation Committee engages the services of external compensation consultants on a case by case basis, and has engaged the services of such consultant with respect to the preparation of the Compensation Policy. We believe all compensation consultants we have engaged are independent for the purposes of NASDAQ Rules.

Under the Companies Law, compensation of executive officers (including exculpation, indemnification and insurance) is determined and approved by our compensation committee and our Board, and in certain circumstances by our shareholders, either in consistency with Compensation Policy or, in special circumstances in deviation therefrom, taking into account certain considerations stated in the Companies Law. On December 6, 2013, the general shareholders meeting of the Company approved the Company the issuance of Indemnification Agreements to the directors and officers of the Company in the form prescribed in the invitation for the general meeting.

Shareholder approval is required (i) in the event approval by our Board and our compensation committee is not consistent with our Compensation Policy, (ii) for the compensation of our chief executive officer or (iii) for the compensation of an executive officer who is also the controlling shareholder of our company (including an affiliate thereof). Such shareholder approval shall require a majority vote of the shares present and voting at a shareholders meeting, provided either (i) such majority includes a majority of the shares held by non-controlling shareholders who do not otherwise have a personal interest in the compensation arrangement that are voted at the meeting, excluding for such purpose any abstentions disinterested majority, or (ii) the total shares held by non-controlling and disinterested shareholders voted against the arrangement does not exceed two percent (2%) of the voting rights in our company.

            Additionally, approval of the compensation of an executive officer, who is also a director, requires a simple majority vote of the shares present and voting at a shareholders meeting, if consistent with our Compensation Policy. Our Compensation Committee and Board may, in special circumstances, approve the compensation of an executive officer (other than a director, a chief executive officer or a controlling shareholder) or approve the Compensation Policy despite shareholders’ objection, based on specified arguments and taking shareholders’ objection into account. Our Compensation Committee may further exempt an engagement with a nominee for the position of chief executive officer, who meets the non-affiliation requirements set forth for an external director, from requiring shareholders’ approval, if such engagement is consistent with our Compensation Policy and our Compensation Committee determines based on specified arguments that presentation of such engagement to shareholders’ approval is likely to prevent such engagement. To the extent that any such transaction with a controlling shareholder is for a period extending beyond three years, approval is required once every three years.

A director or executive officer may not be present when the board of directors of a company discusses or votes upon the terms of his or her compensation, unless the chairman of the board of directors (as applicable) determines that he or she should be present to present the transaction that is subject to approval.

Under Rule 5605(d)(1) to the NASDAQ Rules, compensation of the chief executive officer must be determined, or recommended to the board of directors for determination, either by: (i) a majority of the independent directors, or (ii) a compensation committee comprised solely of independent directors. The Chief Executive Officer may not be present during voting or deliberations. Under Rule 5605(d)(2) to the NASDAQ Rules compensation of all executive officers, except the chief executive officer, must be determined, or recommended to the board of directors for determination, either by (i) a majority of the independent directors, or (ii) a compensation committee comprised solely of independent directors.

Nominating Committee; Director Candidates

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

Section 16(a) Beneficial Ownership Reporting Compliance

Based solely upon a review of Forms 3, 4 and 5, and amendments thereto, submitted to the SEC during the fiscal year ended December 31, 2014, we believe that during said year, our executive officers, directors and all persons who own more than ten percent of a registered class of our equity securities complied with all Section 16(a) filing requirements, except for Mr. William C. Anderson III, a director, who failed to timely file a Form 3 and Form 4.

Item 11.     Executive Compensation.

    The following table sets forth the compensation earned during the years ended December 31, 2014 and 2013 by (i) the director and Chief Executive Officer of OTI America, (ii) our Chief Executive Officer and (iii) Chief Financial Officer, who we refer to collectively as the Named Executive Officers. As required by Israeli law, it also sets forth the compensation during those years for (i) our former Chief Sales and Marketing Officer and (ii) our General Counsel and Corporate Secretary.

Summary Compensation Table

Name and Principal Position	Year	Salary ($) (1)	Bonus ($)	Stock-based Awards ($) (2)	Non-equity Incentive Plan Compensation	All Other Compensation ($) (3)	Total ($)
Dimitrios J. Angelis Director and Chief	2014	300,000	-	48,970	50,000	61,427	460,397
Executive Officer of OTI America (4)	2013	29,003	-	222,340	-	-	251,343
Ofer Tziperman	2014	342,779	-	-	45,274	93,377	481,430
Chief Executive Officer (5)	2013	297,790	89,691	554,530	79,571	86,475	1,108,057
Shay Tomer	2014	171,809	7,713	14,352	24,985	52,767	271,626
Chief Financial Officer (6)	2013	120,011	13,288	28,799	13,287	47,068	222,453
Shlomi Eytan	2014	138,301	-	14,352	52,970	40,016	245,639
Former Chief Sales and Marketing Officer (7)	2013	62,288	-	28,799	-	20,222	111,309
Arie G. Rubinstein	2014	138,903	-	10,764	15,091	46,947	211,705
General Counsel and Corporate Secretary (8)	2013	115,204	-	32,400	-	46,817	194,421

(1)	Salary payments which were in NIS were translated into U.S. dollars according to annually average exchange rate of 3.58 NIS per U.S. dollar in 2014 and 3.61 NIS per U.S. dollar in 2013.

(2)
The fair value recognized for the stock-based awards was determined as of the grant date in accordance with FASB ASC Topic 718 (see Note 10C to our consolidated financial statements included elsewhere in this Annual Report).

(3)	This cost reflects social benefits (as required under applicable Israeli law), car expenses and termination payments.
(4)
Mr. Dimitrios J. Angelis served as Chairman of the Board of Directors from April 26, 2013, until February 9, 2015, and is currently serving as the as Chief Executive Officer of OTI America since December 6, 2013.

(5)
The 2014 “All Other Compensation” of Mr. Tziperman, as shown in the table above, is comprised of $23,475 of car expenses and $69,902 of social benefits. The 2013 “All Other Compensation” of Mr. Tziperman, as shown in the table above, is comprised of $23,253 of car expenses and $63,222 of social benefits. The “non-equity incentive plan compensation” granted to Mr. Tziperman in 2013, as shown in the table above, is comprised of $79,570 for serving as President of PARX, and $89,692 for serving as Company’s Chief Executive Officer. The “non-equity incentive plan compensation” of Mr. Tziperman for 2014, as shown in the table above, relates to Mr. Tziperman’s serving as Company’s Chief Executive Officer. On February 10, 2015, Mr. Tziperman provided advance notice of his resignation from his respective positions.

(6)
The 2014 “All Other Compensation” of Mr. Tomer, as shown in the table above is comprised of $21,798 of car expenses and $30,969 of social benefits. The 2013 “All Other Compensation” of Mr. Tomer, as shown in the table above, is comprised of $21,592 of car expenses and $25,476 of social benefits.

(7)
Former Chief Sales and Marketing Officer Mr. Shlomi Eytan served in the Company’s from August 1, 2013 until November 10, 2014. The 2014 “All Other Compensation” of Mr. Eytan, as shown in the table above, is comprised of $16,349 of car expenses and $23,667 of social benefits. The 2013 “All Other Compensation” of Mr. Eytan, as shown in the table above, is comprised of $9,000 of car expenses and $11,222 of social benefits.

(8)
The 2014 “All Other Compensation” of Mr. Rubinstein, as shown in the table above is comprised of $21,600 of car expenses and $25,347 of social benefits. The 2013 “All Other Compensation” of Mr. Rubinstein, as shown in the table above, is comprised of $21,403 of car expenses and $25,414 of social benefits.

All of the incumbent Named Executive Officers and our directors mentioned in the table above are entitled to acceleration of the vesting of any unvested share options and restricted shares in the event of a change of control of the Company.

Pension, Retirement or Similar Benefit Plans

Except as required by applicable law (relating to severance payments to Israeli employees), Mr. Dimitrios Angelis, Mr. Ofer Tziperman, Mr. Shay Tomer and Mr. Arie G. Rubinstein  shall be entitled to receive a one-time payment upon termination of their employment for commitment to confidentiality and non-competition, as detailed in the description of their agreements below.

Executive Officers Compensation Policy

In accordance with recent requirements and limitations set forth in the Companies Law, we adopted a Compensation Policy, which was formulated by our Compensation Committee, approved by our Board and recommended to our shareholders, which approved the adoption of the Compensation Policy at our annual general meeting held on December 6, 2013.

The Compensation Policy sets rules and guidelines with respect to our compensation strategy for executive officers, and is designed to provide for the retention of, and to attract, highly qualified executives.  The Policy is designed to balance competitive compensation of executive officers with our financial resources, while creating appropriate incentives considering, inter alia, risk management factors arising from our business, executive compensation benchmarks used in the industry, our size (including without limitation, sales volume and number of employees), the nature of our business and our then current cash flow situation, in order to promote our long-term goals, work plan, policies and the interests of our shareholders.

The Compensation Policy is designed to allow us to create a full compensation package for each of our executives based on common principles. With respect to variable compensation components, the Compensation Policy is designed to allow us to consider each executive’s contribution in achieving our short-term and long-term strategic goals and in maximizing its profits from long-term perspective and in accordance with the executive’s position.

The Compensation Policy further provides for an annual performance bonus payable to executive officers. The payment of such bonus is tied to long-term corporate performance, rather than short-term stock market performance. Bonuses are paid in accordance with specific performance targets and based, among others, upon the following factors: (i) the Company’s achievement of certain financial performance metrics, consisting of annual revenue targets, EBITDA target and free cash flow target, each based on our annual budget; (ii) achievement by the respective executive of certain pre-determined objectives; and (iii) other discretionary considerations, taking into account tangible and intangible performance factors, including the executive’s relative contribution to the Company.

Bonus payments shall not exceed, in the case of a Chief Executive Officer, an aggregate amount equivalent to 12 months’ base salary, and for other executive officers, an aggregate amount equivalent to nine months’ base salary of the respective executive.

Employment Agreements

We maintain written employment and related agreements with all of our Named Executive Officers. These agreements provide for monthly salaries and contributions by us to executive insurance and vocational studies funds. The employment agreements of certain Named Executive Officers provide for the achievement of an annual bonus, as described above. In addition, we may decide to grant our Named Executive Officers stock options from time to time. All of our Named Executive Officers’ employment and related agreements contain provisions regarding noncompetition, confidentiality of information and assignment of inventions. The enforceability of covenants not to compete in Israel is unclear.

We have the following written agreements and other arrangements concerning compensation with our Named Executive Officers:

(1)
Agreement with Dimitrios J. Angelis. The employment agreement of Mr. Angelis with the Company, dated December 22, 2013, provides that Mr. Angelis will act as the Chief Executive Officer of OTI America, in consideration of an annual gross salary of $300,000. The employment agreement is for an initial term of 3 years, commencing December 6, 2013, and may be terminated at any time and without notice. This initial term shall be automatically extended for successive periods of one year each, unless either party submits a 180-day notice prior to the expiration of the initial period. If the Company terminates Mr. Angelis’ employment other than for cause or total disability or if Mr. Angelis terminates his employment for good reason (as such terms are defined in Mr. Angelis’ employment agreement), the Company shall pay Mr. Angelis his unpaid salary earned through the termination date and a separation payment in an amount equal to 12 months’ annual base salary in effect at the time of termination. Under his employment agreement, Mr. Angelis was granted options to purchase 150,000 shares of the Company. On May 26, 2014, Mr. Angelis, together with the then incumbent members of the Board, was granted an additional 50,000 stock options of the Company by the general meeting of shareholders.

In accordance with the Compensation Policy, Mr. Angelis is entitled to an annual bonus of up to 12 months gross base salary. For 2014, 70% of Mr. Angelis’s maximum annual bonus is tied to performance targets (financial and operational) determined by our Compensation Committee and Board. The remaining portion of Mr. Angelis’s maximum annual bonus is discretionary and the payment thereof is determined by our Compensation Committee and our Board.

(2)
Agreement with Ofer Tziperman. The employment agreement of Mr. Tziperman with the Company, dated December 22, 2013, provides that Mr. Tziperman will act as the Chief Executive Officer of the Company and the Chief Executive Officer of the Company’s subsidiaries, PARX and EasyPark, in consideration of a monthly gross salary of NIS 90,000. The employment agreement is for an initial three-year term commencing on March 7, 2013 and ending on March 6, 2016. This initial term shall be automatically extended for two successive periods of three years each. Nevertheless, other than in the case of termination of the agreement for cause, the term of the agreement may be terminated by either party upon at least six months’ prior written notice. In the event of termination (by either party), Mr. Tziperman shall be entitled to severance pay equal to the statutory rate of one month’s current salary multiplied by the number of years of employment, unless the termination occurs as a result of circumstances depriving him of the right to severance pay at law. Additionally, in consideration for his commitment to confidentiality and non-competition, Mr. Tziperman shall be entitled to receive a one-time payment equal to twelve months of the then applicable salary, where 50% of this amount shall be paid upon the termination of his employment and the remaining 50% shall be held in escrow and released 12 months after the termination of his employment, provided Mr. Tziperman has complied with his confidentiality and non-competition commitments. Under his employment agreement, Mr. Tziperman was granted options to purchase 266,666 shares of the Company.

In accordance with the Compensation Policy, Mr. Tziperman is entitled to an annual bonus of up to 12 months gross base salary. For 2014, 70% of Mr. Tziperman’s maximum annual bonus is tied to performance targets (financial and operational) determined by our Compensation Committee and Board.  The remaining portion of Mr. Tziperman’s maximum annual bonus is discretionary and the payment thereof is determined by our Compensation Committee and our Board.

(3)
Agreement with Shay Tomer. The initial employment agreement of Mr. Tomer with the Company, dated April 24, 2007, provides that Mr. Tomer shall act as the Company’s Comptroller in the Company’s finance department. As of June 1, 2013, Mr. Tomer has been promoted and appointed as the Company’s Chief Financial Officer and accordingly a new employment agreement dated August 6, 2013 has been executed by Mr. Tomer for his current position as the Company’s Chief Financial Officer. The latest employment agreement is for an unspecified term and either party may terminate the employment agreement upon 6 months advance notice. In the event of termination (by either party), Mr. Tomer is entitled to receive severance pay equal to the statutory rate of one month’s current salary multiplied by the number of years of employment, unless the termination occurs as a result of circumstances depriving him of the right to severance pay at law or as a result of a breach of trust or a material breach of his undertakings. Additionally, in consideration for his commitment to confidentiality and non-competition, Mr. Tomer shall be entitled to receive a one-time payment equal to 6 months of the then applicable salary, where 50% of this amount shall be paid upon the termination of his employment and the remaining 50% shall be held in escrow and released 12 months after the termination of his employment, provided that Mr. Tomer has complied with his confidentiality and non-competition commitments. Under his employment agreement, Mr. Tomer was granted options to purchase 40,000 shares of the Company.

In accordance with the Compensation Policy, Mr. Tomer is entitled to an annual bonus of up to 9 months gross base salary. For 2014, 70% of Mr. Tomer’s maximum annual bonus is tied to financial performance targets, and 20% is based upon certain employee performance goals, both of which are determined by our Chief Executive Officer.  The remaining portion of Mr. Tomer’s maximum annual bonus is discretionary and the payment thereof is determined by our Chief Executive Officer.

Outstanding Equity Awards At Fiscal Year-End

                    The following table shows options to purchase our Ordinary Shares awards outstanding on the last day of the fiscal year ended December 31, 2014 for each of our Named Executive Officers.

Number of Securities Underlying Unexercised
	Option Awards					Stock Awards
Name	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable	Option exercise price($)		Option expiration date	Number of shares that have not vested (#)	Market value of shares that have not vested ($)
Dimitrios Angelis (1)	50,000	100,000		$3.23	12/06/2018	-	-
	33,334	16,666		$2.32	5/26/2019	-	-
Ofer Tziperman (2)(3)	55,555 33,333	111,111 66,667	$ $	0.90 3.18	12/06/2018 12/30/2018	- -	- -
Shay Tomer (4)(5)	8,333 -	26,667 13,333	$ $	1.46 2.36	07/20/2018 05/13/2019	- -	- -

(1)
On December 6, 2013, 150,000 options were granted to Mr. Angelis under the 2001 Stock Option Plan. The options vest in three equal annual installments, commencing December 6, 2014. On May 26, 2014 50,000 options were granted to Mr. Angelis under the 2001 Stock Option Plan. The options vest in three annual installments as follows: 16,667 options at grant, 16,667 on December 30, 2014, and 16,666 on December 30, 2015.

(2)	On December 6, 2013, 166,666 options were granted to Mr. Tziperman under the 2001 Stock Option Plan. The options vest in three equal annual installments, commencing March 7, 2014.

(3)	On December 30, 2013, 100,000 options were granted to Mr. Tziperman under the 2001 Stock Option Plan. The options vest in three equal annual installments, commencing December 30, 2014.

(4)
On July 20, 2013, 40,000 options were granted to Mr. Tomer under the 2001 Stock Option Plan out of which 5,000 options were exercised by Mr. Tomer as of December 31, 2014 The options vest in three equal annual installments, commencing July 20, 2014.

(5)	On May 13, 2014, 13,333 options were granted to Mr. Tomer under the 2001 Stock Option Plan. The options vest in three equal annual installments, commencing May 13, 2015.

Director Compensation for 2014

The following table provides information regarding compensation earned by, awarded or paid to each person for serving as a director who is not an executive officer during the fiscal year ended December 31, 2014:

Name (1)	Fees Earned or Paid in Cash ($) (2)	Option Awards ($) (3) (4)	Total ($)
William C. Anderson III (5)	19,278	53,800	73,078
Richard K. Coleman Jr. (6)	5,785	-	5,785
Jeffrey E. Eberwein (7)	4,587	-	4,587
Charles M. Gillman	31,443	48,970	80,413
Jerry L. Ivy Jr. (8)	13,448	-	13,448
John A. Knapp Jr.	30,775	48,970	79,745
Eileen Segall	31,497	48,970	80,467
Dilip Singh	32,613	48,970	81,583
Mark Stolper	33,309	48,970	82,279

(1)	The table above does not include Mr. Angelis, who is included in the description of compensation of Named Executive Officers above.

(2)	This column represents the sums that our non-executive directors received according to the Israeli regulations as an annual fee as well as for attendance to Board and Board Committees meetings.

(3)
This column represents the fair value of stock options granted during 2014. The amounts reflect the grant date fair value, as calculated pursuant to FASB ASC Topic 718, of these option awards (see Note 10C to our consolidated financial statements included elsewhere in the Annual Report).

(4)	As of December 31, 2014, our directors held options to purchase our ordinary shares as follows:

Name	Aggregate number of shares Underlying stock options
William C. Anderson III	50,000
John A. Knapp Jr.	50,000
Charles M. Gillman	50,000
Eileen Segall	50,000
Dilip Singh	50,000
Mark Stolper	50,000

(5)	External director Mr. Anderson was appointed to the Board on May 26, 2014, and the table above represents the compensation paid to Mr. Anderson in 2014.

(6)	Former director Mr. Coleman resigned from the Board on April 23, 2014, and the table above represents the compensation paid to Mr. Coleman in 2014.

(7)	Former external director Mr. Eberwein resigned from the Board on March 21, 2014, and the table above represents the compensation paid to Mr. Eberwein in 2014.

(8)
Former director Mr. Ivy resigned from the Board on October 3, 2014, and the table above represents the compensation paid to Mr. Ivy in 2014. Mr. Ivy was granted 50,000 options in 2014, none of which vested prior to their expiration in October 2014.

We reimburse our directors for expenses incurred in connection with attending board meetings and committee meetings and provide the following compensation for directors: annual compensation of $17,780; meeting participation fees of $922 per in-person meeting; meeting participation by telephone of $558 per meeting; and $465 per written resolution.

Our executive directors do not receive additional separate compensation for their service on the Board or any committee of the Board.  During 2014, our non-executive directors were reimbursed for their expenses for each board meeting and committee meeting attended and in addition received the foregoing compensation with respect to attendance in such meetings. The aggregate amount paid by us to our non-executive directors for their service during 2014 was $202,800.

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

 Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholders Matters.

The following table sets forth certain information, to the best knowledge and belief of the Company, as of March 11, 2015 (unless provided herein otherwise), with respect to holdings of our ordinary shares by (1) each person known by us to be the beneficial owner of more than 5% of the total number of shares of our ordinary shares outstanding as of such date; (2) each of our directors; (3) each of our Named Executive Officers; and (4) all of our directors and our executive officers as a group.

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

The information in the table below is based on 40,817,903 Ordinary Shares outstanding as of March 11, 2015.  Unless otherwise indicated, the address of each of the individuals named below is: c/o On Track Innovations Inc., Z.H.R. Industrial Zone, P.O. Box 32, Rosh Pina, Israel.

Name of beneficial owner	Position	Number of Shares Beneficially Owned (*)	% of Class of Shares
Dilip Singh (1)	Director, Chairman	792,446	1.9%
Dimitrios J. Angelis (2)	Director and Officer	118,833	**
William C. Anderson	Director	-	-
Charles M. Gillman (3)	Director	549,633	1.3%
John A. Knapp Jr.(4)	Director	254,033	**
Eileen Segall (5)	Director	33,333	**
Mark Stolper (6)	Director	30,417	**
Ofer Tziperman (7)	Officer	154,444	**
Shay Tomer (8)	Officer	12,777	**
All executive officers and directors as a group (9 persons)		1,945,916	4.7%
5% Shareholders
Jerry L. Ivy, Jr. (9)	Shareholder	3,063,916	7.5%

(*)
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

(**)	Less than 1%
(1)
Based on the information provided by Mr. Singh, includes 324,328 Ordinary Shares held by Value Generation Capital Fund, LP. The general partner of Value Generation Capital Fund, LP is Value Generation Capital, LLC. Mr. Singh is the managing member of Value Generation Capital, LLC, and may be deemed to have voting and dispositive power with respect to the shares held by Value Generation Capital Fund, LP, includes 434,785 Ordinary Shares as to which Mr. Singh has voting rights in his capacity as Chairman of the Board, pursuant to irrevocable proxies previously granted to the Chairman of the Board of the Company and includes options held by Mr. Singh to purchase 33,333 Ordinary Shares currently exercisable or exercisable within 60 days of this table.

(2)	Includes 35,500 Ordinary Shares held by Mr. Angelis, and, and includes options to purchase 83,333 ordinary shares currently exercisable or exercisable within 60 days of this table.
(3)
Based on the information provided by Mr. Gillman, includes 516,300 Ordinary Shares purchased by Boston Avenue Capital LLC and Williams Trading LLC at a time when Mr. Gillman was a portfolio manager for Boston Avenue Capital, LLC, to whom Mr. Gillman makes, from time to time, non-binding investment recommendations) and includes options held by Mr. Gillman to purchase 33,333 Ordinary Shares currently exercisable or exercisable within 60 days of this table.

(4)	Includes 220,700 Ordinary Shares held by Mr. Knapp and includes options held by Mr. Knapp to purchase 33,333 Ordinary Shares currently exercisable or exercisable within 60 days of this table.
(5)	Consist of options held by Ms. Segall to purchase 33,333 Ordinary Shares currently exercisable or exercisable within 60 days of this table.
(6)	Consist of options held by Mr. Stolper to purchase 30,417 Ordinary Shares currently exercisable or exercisable within 60 days of this table.
(7)
Includes 10,000 Ordinary Shares held by Mr. Tziperman and includes options held by Mr. Tziperman to purchase 144,444 Ordinary Shares currently exercisable or exercisable within 60 days of the date of this table.

(8)	Consists of options held by Mr. Tomer to purchase 12,777 Ordinary Shares currently exercisable or exercisable within 60 days of the date of this table.
(9)
Information is based solely on Schedule 13G filed by Mr. Ivy with the SEC on January 16, 2015. Includes 2,641,116 Ordinary Shares held by Mr. Ivy and 422,800 Ordinary Shares held in an account with Marlene A. Ivy as joint tenants with rights of survivorship.

The following table summarizes certain information regarding our equity compensation plan as of December 31, 2014:

Plan Category	Number of securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plan approved by security holders	-	-	-
Equity compensation plan not approved by security holders	1,923,833	$2.09	515,395
Total	1,923,833	$2.09	515,395

2001 Stock Option Plan

                    We established our 2001 Stock Option Plan, or the 2001 Plan, in February 2001 (as amended and restated on December November 30, 2011), and have amended it several times up to the latest amendment on May 26, 2014. The 2001 Plan provides for the grant of options to our employees, directors and consultants, and those of our subsidiaries and affiliates.

                    Under the 2001 Plan, as of March 11, 2015, options for 14,121,349 Ordinary Shares had been exercised and options for 1,923,833 Ordinary Shares are outstanding, including vested options with respect to 709,119 Ordinary Shares.  Of the options that are outstanding, as of March 11, 2015, 830,624 options are held by our directors and officers, and have a weighted average exercise price of $2.21 per share.

Item 13.    Certain Relationships and Related Transactions, and Director Independence.

Our policy is to enter into transactions with related parties on terms that are on the whole no less favorable to us than those that would be available from unaffiliated parties at arm’s length.

Agreements with Directors and Officers

We have entered into employment agreements with all of our officers and directors as mentioned above. In addition, we have granted options to purchase our Ordinary Shares to our officers, as mentioned elsewhere in this Annual Report.

Other than described above, none of our independent directors has any relationship with the Company besides serving as directors.

Our Board has determined that Ms. Segall, Mr. Stolper, and Mr. Anderson, qualify as independent directors under NASDAQ Rules and as Audit Committee independent directors under the NASDAQ Rules.

Item 14.    Principal Accounting Fees and Services.

Independent Registered Public Accounting Firm

The Company has engaged Somekh Chaikin, a member firm of KPMG International, or Somekh Chaikin, as its principal independent registered public accounting firm for the fiscal year ended December 31, 2014.

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

Principal Accountant Fees and Services

The following fees were billed by Somekh Chaikin, a member firm of KPMG International, and affiliate firms for professional services rendered thereby for the years ended December 31, (in thousands):

	2014	2013
Audit fees (1)	$188	$242
Audit related fee (2)	$27	$48
Tax fees (3)	$22	$16
All Other Fees (4)	$7	$-
Total	$246	$306

(1)
The audit fees for the years ended December 31, 2014 and 2013, are the aggregate fees billed or billable (for the year) for the professional services rendered for the audits of our 2014 and 2013 annual consolidated financial statements, review of consolidated quarterly financial statements of 2014 and 2013, and services that are normally provided in connection with statutory audits of us and our subsidiaries, consents and assistance with review of documents filed with the SEC.

(2)
The audit-related fees for the year ended December 31, 2014 included services in respect of S-3 and prospectus. The audit-related fees for the year ended December 31, 2013 included services in respect of the carve-out financial report for the SmartID division.

(3)	Tax fees are the aggregate fees billed (in the year) for professional services rendered for tax compliance and tax advice other than in connection with the audit.
(4)	All other fees for the year ended December 31, 2014 included services in respect of the conflict mineral law requires manufacturers to audit their supply chains and report conflict minerals usage.

PART IV

Item 15.  Exhibits and Financial Statement Schedules.

3.1	Amended and Restated Articles of Association (incorporated by reference to the Company’s report on Form 6-K filed with the SEC on October 31, 2013).
3.2	Memorandum of Association, dated February 14, 1990 (incorporated by reference to the Company’s Registration Statement on Form F-1, filed with the SEC on June 14, 2002).
10.1	Original Section 102 Share Option Plan of the Registrant (incorporated by reference to the amendment to the Company’s Registration Statement on Form F-1, filed with the SEC on September 11, 2002). +
10.2	Amended and Restated On Track Innovations Ltd. 2001 Share Option Plan (incorporated by reference to the Company’s proxy statement on Schedule 14A filed with the SEC on April 11, 2014). +
10.3
Long Term Lease Agreement, dated as of March 6, 2002 by and between the Israel Lands Authority and the Company (incorporated by reference to the Company’s Registration Statement on Form F-1, filed with the SEC on June 14, 2002).

10.4
Form of Letter of Exemption and Indemnification between the Company and its directors and officers (incorporated by reference to the Company’s report on Form 6-K filed with the SEC on October 31, 2013 and Company’s report on Form 6-K filed with the SEC on December 9, 2013.

10.5
Asset Purchase Agreement, dated August 14, 2013, by and between the Company and SuperCom Ltd. (incorporated by reference to the Company’s Annual Report on Form 10-K, filed with the SEC on March 31, 2014).

10.6*
Personal and Special Employment Agreement, dated August 6, 2013, by and between the Company and Shay Tomer. (Confidential treatment has been requested for portions of this document. The confidential portions will be omitted and filed separately, on a confidential basis, with the Securities and Exchange Commission.) +

10.7*
Personal Employment Agreement, dated December 22, 2013, by and between the Company and Ofer Tziperman. (Confidential treatment has been requested for portions of this document. The confidential portions will be omitted and filed separately, on a confidential basis, with the Securities and Exchange Commission.) +

10.8
Employment Agreement, dated December 22, 2013, by and among the Company, OTI America, Inc. and Dimitrios Angelis (incorporated by reference to the Company’s Annual Report on Form 10-K, filed with the SEC on March 31, 2014). +

10.9*	Executive Compensation Policy +
21.1*	List of Subsidiaries of the Company.
23.1*	Consent of Independent Registered Public Accounting Firm.
31.1*	Certification pursuant to Rule 13a-14(a)/15d-14(a) of Ofer Tziperman.
31.2*	Certification pursuant to Rule 13a-14(a)/15d-14(a) of Shay Tomer.
32.1**	Certification pursuant to 18 U.S.C. Section 1350 of Ofer Tziperman.
32.2**	Certification pursuant to 18 U.S.C. Section 1350 of Shay Tomer.
101 *
The following materials from our Annual Report on Form 10-K for the year ended December 31, 2014 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Loss, (iv) the Consolidated Statements of Changes in Equity, (v) the Consolidated Statements of Cash Flows, and (vi) the Notes to the Consolidated Financial Statements, tagged as blocks of text and in detail.

* Filed herewith.

** Furnished herewith.

+ Management contract or compensation plan.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

On Track Innovations Ltd.

Dated: March 30, 2015	By:	/s/ Ofer Tziperman
Ofer Tziperman
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Ofer Tziperman	Chief Executive Officer (principal executive officer)	March 30, 2015
Ofer Tziperman

/s/ Shay Tomer	Chief Financial Officer (principal financial officer and	March 30, 2015
Shay Tomer	principal accounting officer)

/s/ Dilip Singh	Chairman of the Board of Directors	March 30, 2015
Dilip Singh

/s/ William C. Anderson	Director	March 30, 2015
William C. Anderson

/s/ Dimitrios J. Angelis	Director	March 30, 2015
Dimitrios J. Angelis

/s/ Charles M. Gillman	Director	March 30, 2015
Charles M. Gillman

/s/ John A. Knapp Jr.	Director	March 30, 2015
John A. Knapp Jr.

/s/ Eileen Segall	Director	March 30, 2015
Eileen Segall

/s/ Mark Stolper	Director	March 30, 2015
Mark Stolper

On Track Innovations Ltd. and its Subsidiaries Consolidated Financial Statements As of December 31, 2014

On Track Innovations Ltd.
and its Subsidiaries

Consolidated Financial Statements as of December 31, 2014

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
On Track Innovations Ltd.

We have audited the accompanying consolidated balance sheets of On Track Innovations Ltd. ("the Company") and its subsidiaries as of December 31, 2014 and 2013 and the related consolidated statements of operations, comprehensive loss, changes in equity and cash flows for each of the years in the three-year period ended December 31, 2014. These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company and its subsidiaries as of December 31, 2014 and 2013 and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles.

/s/ Somekh Chaikin
Certified Public Accountants (Isr.)
A Member Firm of KPMG International

Tel Aviv, Israel
March 30, 2015

On Track Innovations Ltd.
and its Subsidiaries

Consolidated Balance Sheets

US dollar in thousands except share and per share data

	December 31
	2014	2013
Assets

Current assets
Cash and cash equivalents	$5,351	$14,962
Short-term investments	11,048	2,601
Trade receivables (net of allowance for doubtful
accounts of $671 and $610 as of December 31, 2014
and December 31, 2013, respectively)	4,299	5,134
Other receivables and prepaid expenses	2,530	4,632
Inventories	3,703	3,477
Assets from discontinued operations - held for sale	-	3,919

Total current assets	26,931	34,725

Long term restricted deposit for employees benefit	555	623

Severance pay deposits	614	738

Property, plant and equipment, net	9,234	9,837

Deferred tax asset	47	173

Total Assets	$37,381	$46,096

The accompanying notes are an integral part of these consolidated financial statements.

On Track Innovations Ltd.
and its Subsidiaries

Consolidated Balance Sheets

US dollar in thousands except share and per share data

	December 31
	2014	2013
Liabilities and Equity

Current Liabilities
Short-term bank credit and current maturities
of long-term bank loans	$3,617	$3,842
Trade payables	7,306	9,255
Other current liabilities	2,656	6,299
Liabilities from discontinued operations - held for sale	-	2,956
Total current liabilities	13,579	22,352

Long-Term Liabilities
Long-term loans, net of current maturities	2,161	3,342
Accrued severance pay	1,456	1,706
Deferred tax liability	302	292
Total long-term liabilities	3,919	5,340

Total Liabilities	17,498	27,692

Commitments and Contingencies

Equity
Shareholders' Equity
Ordinary shares of NIS 0.1 par value: Authorized –
50,000,000 shares as of December 31, 2014 and
December 31, 2013; issued: 41,996,602 and 34,199,511
shares as of December 31, 2014 and December 31, 2013,
respectively; outstanding: 40,817,903 and 33,020,812 shares
as of December 31, 2014 and December 31, 2013, respectively	1,055	854
Additional paid-in capital	224,234	212,246
Treasury shares at cost - 1,178,699 shares as of December 31,
2014 and December 31, 2013.	(2,000)	(2,000)
Accumulated other comprehensive income (loss)	(800)	28
Accumulated deficit	(202,103)	(192,179)
Total Shareholder’s equity	20,386	18,949
Non-controlling interest	(503)	(545)

Total Equity	19,883	18,404

Total Liabilities and Equity	$37,381	$46,096

The accompanying notes are an integral part of these consolidated financial statements.

On Track Innovations Ltd.
and its Subsidiaries
Consolidated Statements of Operations

US dollar in thousands except share and per share data

	Year ended December 31
	2014	2013	2012
Revenues
Sales	$17,286	$15,067	$11,560
Licensing and transaction fees	5,776	4,801	5,044

Total revenues	23,062	19,868	16,604

Cost of revenues
Cost of sales	12,006	9,140	7,298
Total cost of revenues	12,006	9,140	7,298

Gross profit	11,056	10,728	9,306
Operating expenses
Research and development	4,664	4,405	5,393
Selling and marketing	8,230	7,132	11,675
General and administrative	6,142	6,939	9,022
Patent litigation and maintenance (*)	1,543	1,351	432
Other operating income, net	(13)	(4,181)	-
Amortization of intangible assets	-	81	99
Impairment of goodwill and intangible assets	-	813	-

Total operating expenses	20,566	16,540	26,621

Operating loss from continuing operations	(9,510)	(5,812)	(17,315)
Financial expenses, net	(577)	(913)	(493)

Loss from continuing operations before taxes on income	(10,087)	(6,725)	(17,808)

Income tax	(110)	(203)	(67)

Net loss from continuing operations	(10,197)	(6,928)	(17,875)
Net income from discontinued operations	315	3,777	313

Net loss	(9,882)	(3,151)	(17,562)

Net (income) loss attributable to noncontrolling interest	(42)	103	168
Net loss attributable to shareholders	$(9,924)	$(3,048)	$(17,394)

Basic and diluted net profit (loss) attributable to
shareholders per ordinary share
From continuing operations	$(0.30)	$(0.21)	$(0.56)
From discontinued operations	$0.01	$0.12	$0.02
	$(0.29)	$(0.09)	$(0.54)
Weighted average number of ordinary shares used in computing basic and diluted net profit (loss) per ordinary share	34,013,870	32,673,123	32,168,373

*Reclassified to conform with the current year presentation, see note 2W.

The accompanying notes are an integral part of these consolidated financial statements.

On Track Innovations Ltd.
and its Subsidiaries

Consolidated Statements of Comprehensive Loss

US dollar in thousands

	Year ended December 31
	2014	2013	2012
Total comprehensive loss:
Net loss	$(9,882)	$(3,151)	$(17,562)
Foreign currency translation adjustments	(435)	44	171
Foreign currency translation released following sale of a subsidiary	(393)	-	-
Net unrealized gain on available-for-sale securities	-	34	43
Reclassification adjustment for loss on
available-for-sale securities	-	(69)	(99)

Total comprehensive loss	$(10,710)	$(3,142)	$(17,447)
Comprehensive (income) loss attributable to the non-controlling interest	(42)	86	172
Total comprehensive loss attributable to shareholders	$(10,752)	$(3,056)	$(17,275)

The accompanying notes are an integral part of these consolidated financial statements.

On Track Innovations Ltd.
and its Subsidiaries

Consolidated Statements of Changes in Equity

US dollar in thousands, except share and per share data

Accumulated
			Additional		other		Non-
	Number of	Share	paid-in	Treasury	comprehensive	Accumulated	controlling	Total
	Shares issued	capital	capital	Shares	Income (loss)	deficit	interest	equity
Balance as of January 1, 2012	32,313,761	$808	$209,741	$(2,000)	$(83)	$(171,737)	$(287)	$36,442

Changes during the year ended
December 31, 2012:

Stock-based compensation related to
options issued to employees and others	-	-	951	-	-	-	-	951
Exercise of options	624,250	12	-	-	-	-	-	12
Warrants issued in connection with the purchase of business operation	-	-	147	-	-	-	-	147
Adjustment to contingent consideration in connection with the purchase of business operation	-	-	14	-	-	-	-	14
Foreign currency translation adjustments	-	-	-	-	175	-	(4)	171
Change in net unrealized gain on
available- for-sale securities	-	-	-	-	(56)	-	-	(56)
Net loss	-	-	-	-	-	(17,394)	(168)	(17,562)

Balance as of December 31, 2012	32,938,011	$820	$210,853	$(2,000)	$36	$(189,131)	$(459)	$20,119

Changes during the year ended
December 31, 2013:

Stock-based compensation related to
options issued to employees and others	-	-	364	-	-	-	-	364
Exercise of options	1,261,500	34	1,029	-	-	-	-	1,063
Foreign currency translation adjustments	-	-	-	-	27	-	17	44
Change in net unrealized gain on
available-for-sale securities	-	-	-	-	(35)	-	-	(35)
Net loss	-	-	-	-	-	(3,048)	(103)	(3,151)

Balance as of December 31, 2013	34,199,511	$854	$212,246	$(2,000)	$28	$(192,179)	$(545)	$18,404

Changes during the year ended
December 31, 2014:

Stock-based compensation related to
options issued to employees and others	-	-	875	-	-	-	-	875
Exercise of options and warrants	609,591	16	854	-	-	-	-	870
Issuance of shares, net of issuance expenses of $365	7,187,500	185	10,259	-	-	-	-	10,444
Foreign currency translation adjustments	-	-	-	-	(828)	-	-	(828)
Net income (loss)	-	-	-	-	-	(9,924)	42	(9,882)

Balance as of December 31, 2014	41,996,602	$1,055	$224,234	$(2,000)	$(800)	$(202,103)	$(503)	$19,883

The accompanying notes are an integral part of these consolidated financial statements.

On Track Innovations Ltd.
and its Subsidiaries
Consolidated Statements of Cash Flows

US dollar in thousands

	Year ended December 31
	2014	2013	2012
Cash flows from continuing operating activities
Net loss from continuing operations	$(10,197)	$(6,928)	$(17,875)
Adjustments required to reconcile net loss to
net cash used in continuing operating activities:
Stock-based compensation related to options and shares issued
to employees and others	875	307	734
Loss (gain) on sale of property and equipment	(10)	91	(295)

Amortization of intangible assets	-	81	99
Impairment of goodwill and intangible assets	-	813	-
Loss (gain) from sale and shut down of subsidiaries (Supplement D)	(3)	231	-
Depreciation	1,307	1,135	1,099

Changes in operating assets and liabilities:
Accrued severance pay, net	(126)	(3,165)	1,132
Accrued interest and linkage differences	87	(166)	(232)
Deferred tax, net	108	112	(12)
Decrease (increase) in trade receivables, net	432	(765)	4,089
Decrease (increase) in other receivables and prepaid expenses	132	1,332	(2,432)
(Increase) decrease in inventories	(334)	(11)	831
(Decrease) increase in trade payables	(630)	(181)	1,598
(Decrease) increase in other current liabilities	(1,263)	(3,472)	4,849
Net cash used in continuing operating activities	(9,622)	(10,586)	(6,415)

Cash flows from continuing investing activities

Acquisition of business operation (Supplement C)	-	-	(100)
Purchase of property and equipment	(1,573)	(2,784)	(971)
Purchase of short term investments	(11,433)	(325)	(10,403)
Investment in restricted deposit for employees benefit	-	-	(3,891)
Proceeds from restricted deposit for employees benefit	-	3,390	-
Proceeds from maturity or sale of short term investments	2,967	6,549	17,712
Proceeds from sale of property and equipment	14	168	299
Net cash (used in) provided by continuing investing activities	(10,025)	6,998	2,646

Cash flows from continuing financing activities
(Decrease) increase in short-term bank credit, net	(25)	(1,073)	1,822
Proceeds from long-term bank loans	52	3,184	390
Repayment of long-term bank loans	(1,019)	(1,316)	(2,193)
Proceeds from issuance of shares, net of issuance expenses	10,444	-	-
Proceeds from exercise of options and warrants	965	968	12
Net cash provided by continuing financing activities	10,417	1,763	31

Cash flows from discontinued operations
Net cash (used in) provided by discontinued operating activities	(1,430)	(1,391)	1,768
Net cash provided by (used in) discontinued investing activities	1,708	9,858	(72)
Net cash used in discontinued financing activities	(154)	(985)	(1,427)
Total net cash provided by discontinued operations	124	7,482	269

Effect of exchange rate changes on cash and cash equivalents	(505)	1	256

(Decrease) increase in cash and cash equivalents	(9,611)	5,658	(3,213)
Cash and cash equivalents at the beginning of the year	14,962	9,304	12,517

Cash and cash equivalents at the end of the year	$5,351	$14,962	$9,304

The accompanying notes are an integral part of these consolidated financial statements.

On Track Innovations Ltd.
and its Subsidiaries

Consolidated Statements of Cash Flows (cont’d)

US dollar in thousands

	Year ended December 31
	2014	2013	2012
Supplementary cash flows information:

A. Cash paid during the period for:
Interest paid	$316	$286	$329
Income taxes paid	$32	$194	$-

B. Non-cash investing and financing transactions:
Receivables for issuance of equity, collected
immediately after balance sheet date	$-	$95	$-
Other liabilities	$-	$-	$(14)

C. Acquisition of business operations, see note 1C:
Assets acquired and liabilities assumed of the
business at date of acquisition:

Working capital surplus	$-	$-	$9
Technology	-	-	(256)
	$-	$-	$(247)

Issuance of shares and warrants in consideration for the acquisition	-	-	147
	$-	$-	$(100)
D. Sale and shutdown of consolidated subsidiaries, see note 1B(3) and 1B(4):

Assets and liabilities of the previously consolidated
subsidiaries at the time ceased being consolidated:
Working capital surplus	9	(4)	-
Property and equipment	-	41	-
Intangible assets	-	248	-
Deferred tax liability	-	(46)	-
Short term bank credit	(12)	-	-
Non-controlling interest	-	(5)	-
Other comprehensive loss	-	(3)	-
Proceeds from sale of subsidiary	-	-	-
Loss (gain) on sale and shutdown of subsidiaries	$(3)	$231	$-

The accompanying notes are an integral part of these consolidated financial statements.

On Track Innovations Ltd.
and Subsidiaries
Notes to the Consolidated Financial Statements

In thousands, except share and per share data

Note 1 - General

A.	Introduction

On Track Innovations Ltd. (the “Company”) was founded in 1990, in Israel. The Company and its subsidiaries (together “the Group”) are principally engaged in the field of design and development of cashless payment solutions. The Company’s shares are listed for trading on the NASDAQ Global Market (“NASDAQ”).

Until 2012 the Company considered itself to be in a single reporting segment and operating unit structure. Since 2013, following the change in the composition of the Company’s Board of directors (the “Board”), the Company operates in three operating segments (see Note 15).

As to the Company’s major customers, see note 16.

Certain definitions

$ - United States Dollars
NIS - New Israeli Shekel

B.	Divestiture of operations:

1.
In December 2013, the Company completed the sale of certain assets, subsidiaries and intellectual property (“IP”) relating to its Smart ID division, for a total purchase price of $10,000 in cash and an additional $12,500 subject to performance-based milestones (the” SmartID Division Divesture”). Accordingly, the results and the cash flows of this operation for all reporting periods are presented in the statements of operations and in the statements of cash flows, respectively, as discontinued operations separately from continuing operations. The Company recorded a gain from this divesture, net of transaction costs, in the amount of $8,944 in 2013.

During the year ended December 31, 2014 the Company recorded profit from contingent consideration in the amount of $1,013 according to earn out mechanism. This profit is presented as ‘other income, net’ within income from discontinued operations for the year ended December 31, 2014 (see also Note 13).

2.
During 2013 the Company reached an initial agreement, which eventually closed in February 2014, to sell its wholly owned German subsidiary, Intercard System Electronics GmbH (hereinafter – “Intercard”), for a total purchase price of EURO 700 (approximately, $960) and an additional immaterial contingent consideration based on future sales (the” German Subsidiary Divesture”). Accordingly, assets and liabilities related to Intercard are presented separately in the balance sheet as of December 31, 2013, as assets and liabilities held for sale, which was consummated on February 28, 2014. As of December 31, 2013, the Company recognized a loss from impairment assets in the amount of  $2,970 that reflected the difference between the book value of Intercard’s assets, net of liabilities, and the consideration (see also Note 13). The Company recorded the impairment charge of $2,970 in its statement of operations for the year ended December 31, 2013, among “net income from discontinued operations”. The results and the cash flows of this operation for the reporting periods are presented in the statements of operations and in the statements of cash flows, respectively, as discontinued operations separately from continuing operations.

On Track Innovations Ltd.
and Subsidiaries
Notes to the Consolidated Financial Statements

In thousands, except share and per share data

Note 1 - General (cont'd)

B.	Divestiture of operations (cont’d):

The Company recorded a loss from the German Subsidiary Divesture in the amount of $7 on the closing date in 2014. This loss includes transaction costs, in the amount of $343 and a profit in the amount of $336 due to transfer of Intercard’s accumulated foreign currency translation adjustments from other comprehensive loss to the statement of operations.

Those amounts are included within ‘Other income, net’ from discontinued operations for the year ended December 31, 2014 (see also note 13).

For further details see note 2V.

3.
In August 2013, the Company, through its subsidiary, Parx Ltd. entered into a share purchase agreement with a third party for the sale of 100% of the shares of a subsidiary, Parx France, for consideration of 25% of Parx France’s future profits on an EBITDA basis. The Company has recorded a loss in the amount of $231 during 2013, presented in the statement of operations among “other operating income, net”.

For further details see note 2V.

4.
As of December 31, 2014 the Company shut down the operation of its wholly owned subsidiary Smart Card Engineering Ltd. The Company has recorded a capital gain in the amount of $3 as part of other operating income, net (see Note 11).

C.	Acquisition of subsidiaries and business operations

1.
In April 2012, the Company completed, through its subsidiary Parx Ltd, the purchase of 100% of the share capital of CPI Communication Ltd. (“CPI”), an Israeli-based company that provides private parking solutions across Israel (hereinafter – the “CPI Transaction"). CPI was purchased in order to expand the Company’s product offering, for a purchase price of $247, comprised of $100 in cash and $147 by issuance of 90,361 warrants to purchase the Company's ordinary shares.

The 90,361 warrants were issued with a par value exercise price which becomes exercisable in five equal installments over a period of five years.

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

During 2013 the Company’s management decided to abandon the operations of CPI. As a result the Company recorded an impairment of the technology intangible asset.

On Track Innovations Ltd.
and Subsidiaries
Notes to the Consolidated Financial Statements

In thousands, except share and per share data

Note 1 - General (cont'd)

C.	Acquisition of subsidiaries and business operations (cont’d)

2.
On January 4, 2011, Parx Ltd., the Company’s subsidiary, entered into an assets acquisition agreement with Ganis Systems Ltd. (“Ganis”) for the acquisition of assets and IP. In consideration for this acquisition, the Company paid Ganis $400 in cash and issued to it 130,521 ordinary shares of the Company.  The agreement also consisted of additional earn-out payments, subject to certain milestones, which eventually were not met.

The acquisition was accounted for as a business combination, using the purchase method of accounting and the Company allocated the purchase price according to the fair value of the tangible and intangible assets acquired and liabilities assumed. Transaction costs were expensed.

In connection with the acquisition, the Company recognized three intangible assets: (1) customer relationships, having an estimated fair value of $102, with an estimated useful life of 11 years, (2) technology, having an estimated fair value of $43 with an estimated useful life of 14 years, and (3) brand, having an estimated fair value of $28, with an estimated useful life of 12 years. Amortization was computed on a straight line basis over the estimated useful lives of the respective assets. The Company also recognized goodwill in the estimated amount of $485. Amortization of the goodwill is a recognized expense for tax purposes.

During 2013, due to the Company’s change in its operating segments reporting, the goodwill mandatory annual impairment testing and the operating and cash flow losses combined with negative projections regarding Ganis operations, the Company recorded an impairment of these intangible assets and goodwill.

Note 2 – Significant Accounting Policies

The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

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

For entities with a U.S. dollar functional currency, transactions and balances in other currencies are remeasured into U.S. dollars in accordance with the principles set forth in ASC Topic 830, Foreign Currency Matters, i.e. at the date the transaction is recognized, each asset, liability, or instance of revenue, expense, gain, or loss arising from the transaction is measured and recorded in the functional currency by use of the exchange rate in effect at that date. When translation using the exchange rates at the dates that the numerous revenues, expenses, gains, and losses are recognized is impractical, an appropriately weighted average exchange rate for the period is used to translate those elements. At each balance sheet date, recorded balances of monetary assets and liabilities that are denominated in a currency other than the functional currency are adjusted to reflect the current exchange rate. Exchange gains and losses from the remeasurement of such items denominated in non U.S. dollar currencies are reflected in the consolidated statements of operations, among ‘financial expenses, net’, as appropriate.

On Track Innovations Ltd.
and Subsidiaries
Notes to the Consolidated Financial Statements

In thousands, except share and per share data

Note 2 - Significant Accounting Policies (cont'd)

A.	Financial statements in U.S. dollars (cont’d)

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

On Track Innovations Ltd.
and Subsidiaries
Notes to the Consolidated Financial Statements

In thousands, except share and per share data

Note 2 - Significant Accounting Policies (cont'd)

F.	Short term investments

Short term investments consist of:

(1)	Bank deposits whose maturities are longer than three months from the date of purchase, but not longer than one year from the balance sheet date.

(2)	Restricted bank deposits whose maturities are not longer than one year from the balance sheet date (for further details, see note 9C).

G.	Inventories

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

Property, plant and equipment are stated at cost less accumulated depreciation. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets as follows:

Years
Leasehold land (over the terms of the lease, see Note 6A(1))	49
Buildings	25
Computers, software and manufacturing equipment	3-5
Office furniture and equipment	5-16
(mainly - 10)

I.	Impairment of long-lived assets

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

In 2013 the Company recorded an impairment of intangible assets in the amount of $328.

No impairment losses were recorded in 2014.

J.	Goodwill and purchased intangible assets

Goodwill represents the excess of the aggregate purchase price over the fair value of the net assets acquired in a purchase businesses combination. Goodwill is reviewed for impairment at least annually, as of December 31 every year.

On Track Innovations Ltd.
and Subsidiaries
Notes to the Consolidated Financial Statements

In thousands, except share and per share data

Note 2 - Significant Accounting Policies (cont'd)

J.	Goodwill and purchased intangible assets (cont’d)

Testing for impairment is to be done at least annually and at other times if events or circumstances arise that indicate that impairment may have occurred.

In 2013 the Company recorded an impairment of goodwill in the amount of $485, see note 1C(2).

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

In arrangements that contain multiple elements, the Company implements the guidelines set forth in ASU 2009-13, “Multiple-Deliverable Revenue Arrangements” (“ASU 2009-13”). Such multiple element arrangements may include providing an IT solution, selling products (such as smart cards) and rendering customer services. Accordingly, the overall arrangement fee is allocated to each element (both delivered and undelivered items) based on their relative selling prices, evidenced by vendor specific objective evidence of selling price ("VSOE") or third party evidence of selling price ("TPE"). In the absence of VSOE and TPE for one or more delivered or undelivered elements in a multiple-element arrangement, the Company is required to estimate the selling prices of those elements. Such estimated selling price has been determined using a cost plus margin approach. Since the cost for each element in such arrangements is reliably estimable, the estimated selling price was calculated by multiplying the costs by an average gross margin applicable to each element. Once the standalone selling price for each element was determined, the consideration allocated to each element was recognized as revenues upon meeting the required criteria as described above.

In revenue arrangements that include software components, the Company implements the guidelines set forth in ASU 2009-14. Accordingly, software revenue recognition is not applied for tangible products that contain both software and non-software components that function together to deliver the tangible product’s essential functionality.

The Company has applied the guidance described above for certain arrangements which include providing IT solutions, selling products and customer services. The total arrangement consideration is allocated proportionally to the separate deliverables in the arrangement using the estimated selling price for each component. The Company recognizes revenues from sale of its IT solutions and from certain long-term contract in accordance with ASC Topic 605-35, "Construction-Type and Production-Type Contracts" (“ASC 605-35”).

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

Provisions for estimated losses on uncompleted contracts are made during the period in which such losses are first identified, in the amount of the estimated loss on the entire contract. As of December 31, 2014, no such estimated losses were identified.

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

Non-Employees

The Company uses an option valuation model to measure the fair value of these options at the grant date and at each subsequent reported period until the exercise date is reached. During 2013 and 2014 no options were granted. During 2012, all options were granted with a par value exercise price. Due to the par value nominal amount of NIS 0.1, the fair value of these options was estimated to be equal to the Company’s market share price at the grant date.

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

Outstanding stock options and warrants in the amounts of 2,241,421, 2,066,730 and 2,230,730 for December 31, 2014, 2013 and 2012, respectively, have been excluded from the calculation of the diluted net loss per ordinary share because all such securities have an anti-dilutive effect for all periods presented.

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

The fair value of the short term investments is based on level 1 inputs.

On Track Innovations Ltd.
and Subsidiaries
Notes to the Consolidated Financial Statements

In thousands, except share and per share data

Note 2 - Significant Accounting Policies (cont'd)

O.	Fair value of financial instruments (cont’d)

The fair value of the liability in respect of the contingent consideration included in business combinations (see note 1C(2)) is based on discounted future expected sales and thus is based on level 3 inputs. The liability was determined to be insignificant.

The carrying amounts of variable interest rate long-term loans are equivalent or approximate to their fair value as they bear interest at approximate market rates. At December 31, 2014, the fair value of bank loans with fixed interest rates did not differ materially from the carrying amount.

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

The Company recognizes the effect of income tax positions only if those positions are more likely than not of being sustained. Recognized income tax positions are measured at the largest amount that is greater than 50 percent likely of being realized.

The Company accounts for interest and penalties related to unrecognized tax benefits as a component of income tax expense.

Q.	Non-controlling Interest

The Company implements ASC Topic 810 Consolidation, which requires net loss (income) attributable to non-controlling interests to be classified in the consolidated statements of operations as part of consolidated net earnings and to include the accumulated amount of non-controlling interests in the consolidated balance sheets as part of equity. If a change in ownership of a consolidated subsidiary results in loss of control and deconsolidation, any retained ownership interests are remeasured with the gain or loss reported in net earnings.

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

In respect of other Israeli employees, the Company obtained approval from the Israeli Ministry of Labor and Welfare, pursuant to the terms of Section 14 of the Israeli Severance Pay Law, 1963, according to which the current deposits with the pension fund and/or with the insurance company exempt the Company from any additional obligation to these employees for whom the said depository payments are made. These deposits are accounted as defined contribution payments.

Severance pay expenses for the years ended December 31, 2014, 2013 and 2012 amounted to approximately $392, $609 and $1,630, respectively. Defined contribution plan expenses were $370, $415 and $412 in the years ended December 31, 2014, 2013 and 2012, respectively.

S.	Advertising expenses

Advertising expenses are charged to the statements of operations as incurred. Advertising expenses for the years ended December 31, 2014, 2013 and 2012 amounted to approximately $1,522, $1,472 and $1,550, respectively.

T.	Concentrations of credit risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash equivalents, bank deposits and trade receivables.

Cash equivalents are invested mainly in U.S. dollars with major banks in Israel and Europe. Management believes that the financial institutions that hold the Group’s investments are financially sound and, accordingly, minimal credit risk exists with respect to these investments.

Most of the Company’s trade receivables are derived from sales to large and financially secure organizations. In determining the adequacy of the allowance, management bases its opinion, inter alia, on the estimated risks, current market conditions, in reliance on available information with respect to the debtor's financial position.  As for major customers, see note 16.

The activity in the allowance for doubtful accounts for the years ended December 31, 2014, 2013 and 2012 is as follows:

	2014	2013	2012
Allowance for doubtful accounts at beginning of year	$610	$431	$233
Additions charged to allowance for doubtful accounts	88	220	319
Write-downs charged against the allowance	(27)	(41)	(127)
Currency translation differences	-	-	6

Allowance for doubtful accounts at end of year	$671	$610	$431

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

As described in Note 1B, the Company sold certain operations during 2013 and 2014. Upon reaching a definitive agreement with an acquirer, the Company recognizes the consideration received from the divesture, less all assets and liabilities sold, as a gain or loss.

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

The Company has concluded that at December 31, 2013, the SmartID Division Divesture and the German Subsidiary Divesture qualify as discontinued operations and therefore have been presented as such. The sale of PARX France and the shutdown of Smart Card Engineering (see note 1B(3) and 1B(4)) do not qualify as a discontinued operations as the Company has significant involvement after the disposal transaction.

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

On Track Innovations Ltd.
and Subsidiaries
Notes to the Consolidated Financial Statements

In thousands, except share and per share data

Note 2 - Significant Accounting Policies (cont'd)

V.	Business divestures (cont’d)

Contingent consideration

The Company’s sale arrangements consist of contingent consideration based on the divested businesses future sales or profits. The Company records the contingent consideration portion of the arrangement when the consideration is determined to be realizable.

W.	Patent litigation and maintenance expenses

Patent litigation and maintenance expenses, which consist of salaries and consultants’ fees, are expensed as incurred. The Company presents such expenses as a separate item within its operating expenses because it believes that such presentation improves the understandability of the statement of operations. All prior periods' Consolidated Statements of Operations have been reclassified to conform with the current year presentation.

X.	Recent accounting pronouncements

1.
In April 2014, the FASB issued ASU 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity, which changes the requirements for reporting discontinued operations. Under the ASU, discontinued operations is defined as either a:

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

On Track Innovations Ltd.
and Subsidiaries
Notes to the Consolidated Financial Statements

In thousands, except share and per share data

Note 2 - Significant Accounting Policies (cont'd)

X.	Recent accounting pronouncements (cont’d)

2.
On May 28, 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606)” (“ASU 2014-09”), which requires an entity to recognize the amount of revenues to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The new standard is effective for the Company on January 1, 2017. Early application is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method. The Company is currently evaluating the effect that ASU 2014-09 will have on its consolidated financial statements and related disclosures. The Company has not yet selected a transition method nor has it determined the effect of the standard on its ongoing financial reporting.

3.
On August 2014, the FASB issued ASU 2014-15, “Presentation of Financial Statements – Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern” (“ASU 2014-15”). The ASU is intended to define management’s responsibility to evaluate whether there is substantial doubt about an organization’s ability to continue as a going concern and to provide related footnote disclosures. The amendments in this ASU are effective for reporting periods beginning after December 15, 2016, with early adoption permitted. The Company is currently assessing the impact the adoption of ASU 2014-15 will have on its consolidated financial statements.

On Track Innovations Ltd.
and Subsidiaries
Notes to the Consolidated Financial Statements

In thousands, except share and per share data

Note 3 – Short term investments:

Balances at December 31, 2014 and 2013 consist of bank deposits which bear weighted average annual interest of 0.49% and 0.62%, respectively.

See note 9C as to restrictions on certain deposits.

Note 4 - Other Receivables and Prepaid Expenses

	December 31
	2014	2013
Government institutions	$452	$309
Prepaid expenses	690	818
Receivables under contractual obligations to be transferred to others *	695	1,288
Receivables related to the Smart ID Division Divestiture	-	1,572
Other receivables	693	645

	$2,530	$4,632

*	The Company’s subsidiary in Poland is required to collect certain fees that are to be transferred to local authorities.

Note 5 - Inventories

	December 31
	2014	2013
Raw materials	$884	$775
Work in progress	552	665
Finished products	2,267	2,037

	$3,703	$3,477

Note 6 - Property, Plant and Equipment, Net

A.	Consist of:

	December 31
	2014	2013
Cost
Leasehold land (1)	$272	$272
Buildings on leasehold land (1)	4,355	4,339
Buildings	1,055	1,160
Computers, software and manufacturing equipment	15,567	15,311
Office furniture and equipment	825	817
Motor vehicles	355	393

Total cost	22,429	22,292

Total accumulated depreciation	13,195	12,455

	$9,234	$9,837

On Track Innovations Ltd.
and Subsidiaries
Notes to the Consolidated Financial Statements

In thousands, except share and per share data

Note 6 - Property, Plant and Equipment, Net (cont’d)

(1)
The leasehold land consists of two plots owned by the Israel Lands Administration.  Rights to leasehold land on the first plot extend over the original period of 49 years ending in the year 2041 with an option to extend for an additional 49 years, and on the second plot for a period of 49 years, which will end in the year 2047 with an option to extend for a further 49 years.  The amount includes payments on account of land development and payments of the capitalization of leasing payments.  The rent for the initial 49-year term of each of these leases was prepaid in its entirety at the beginning of the lease terms as is customary in Israel for leases of property for industrial purposes from the Israel Lands Administration.

B.	As to liens - See note 9C.

C.	Depreciation expenses amounted to $1, 307, $1,135 and $1,099 for the years ended December 31, 2014, 2013 and 2012, respectively.

Note 7 - Other Current Liabilities

	December 31	December 31
	2014	2013
Employees and related expenses	$1,175	$2,116
Accrued expenses	902	1,541
Customer advances	244	877
Government institutions related to the Smart ID Division Divesture	-	1,572
Other current liabilities	335	193

	$2,656	$6,299

Note 8 - Bank Loans

A.	Composition of long-term loans:

	December 31	December 31
	2014	2013
Long-term loans	$2,996	$4,216
Less - current maturities	835	874

	$2,161	$3,342

As of December 31, 2014, the bank loans are denominated in the following currencies: U.S. dollars ($444; matures in the years 2015 - 2019), New Israeli Shekel ($547; matures in the years 2015-2019) South African Rand ($888; matures in the years 2015 - 2023) and Polish Zloty ($1,117; matures in 2015-2018). As of December 31, 2014 these loans bear interest at rates ranging from 4.4%-7.5% (mainly 5.3%) per annum.

On Track Innovations Ltd.
and Subsidiaries
Notes to the Consolidated Financial Statements

In thousands, except share and per share data

Note 8 - Bank Loans (cont’d)

B.	Repayment dates of long-term loans subsequent to December 31, 2014:

2015	$835
2016	742
2017	456
2018	310
2019	223
Thereafter	430

$2,996

C.	Composition of short-term loans, bank credit and current maturities of long-term loans:

	December 31		December 31
	2014	2013	2014	2013
	%	%
	Interest rate
In NIS	4.67	6.49	$778	$993
In U.S. Dollars	5.03	4.72	1,159	1,010
In Polish Zloty	3.60	3.59	845	965
			2,782	2,968
Current maturities of long-term loans			835	874

			$3,617	$3,842

The weighted average interest rate of the short-term bank credit for the years ended December 31, 2014 and 2013 were 4.5% and 4.94%, respectively.

D.	Liens for short-term and long-term borrowings - see note 9C.

E.	As of December 31, 2014, the Group has authorized and used credit lines of approximately $2,909 and $2,782, respectively.

F.
On November 4, 2014, the Company signed a financial and restrictive covenant with Bank Leumi L’Israel Ltd. (the “Bank”) in order to secure bank services and obtain bank credit and loans. Under the covenants definitions, the Company is obligated to meet the following: (i) total liquid deposits will not be less than $6,000 at any time; (ii) beginning 2015, the annual operational profit on an EBITDA basis will not be less than $1,000; (iii) annual revenues will not be less than $20,000; and (iv) for 2014: equity at a level of 25% of the total assets and equity sum of no less than $9,500, for 2015: equity at a level of 28% of the total assets and equity sum of no less than $10,500, for 2016 and onwards: equity at a level of 30% of the total assets and equity sum of no less than $11,000. As of December 31, 2014, the Company is in compliance with these covenants.

On Track Innovations Ltd.
and Subsidiaries
Notes to the Consolidated Financial Statements

In thousands, except share and per share data

Note 9 - Commitments and Contingencies

A.	Commitments and Contingencies:

1.
The Company and its Israeli subsidiary, EasyPark, have entered into several research and development agreements, pursuant to which the Company and EasyPark received grants from the Government of Israel, and are therefore obligated to pay royalties to the Government of Israel at a rate of 3.5% of its sales up to the amounts granted (linked to the U.S. dollar with annual interest at LIBOR as of the date of approval, for programs approved from January 1, 1999 and thereafter).  The total amount of grants received until December 31, 2014, net of royalties paid, was approximately $3,367 (including accrued interest). No grants from the Government of Israel were received during the three-year period ended December 31, 2014.

Royalties paid amounted to $423, $325 and $375 for the years ended December 31, 2014, 2013 and 2012, respectively, and were charged to cost of revenues.

2.	During 2012, based on employment agreements with former executives of the Company, the Company provided for certain post-employment obligations an amount of $4,719.

The above amount was in addition to $2,854 net severance pay provisions the Company had recorded over the employment years through December 31, 2012.

On July 12, 2013 the Company signed settlement agreement with those former executives with respect to their termination of employment with the Company and its subsidiaries. Based on the agreements, besides the release of existing severance payments funds, the Company paid to the former executives approximately $2,500 for the employment term and the termination thereof. These amounts were paid out of funds that were deposited in an escrow account already recorded as short term restricted deposit for employees’ benefits in the Company's financial statements for the year 2012. The agreements further provide a mutual release from all claims between the Company and the former executives in connection with their employment with the Company, termination thereof, and any position they held with the Company. Consequently to the execution of the agreements mentioned above, the Company recorded income of $4,503 in its statement of operations, among “other operating income, net”.

B.	Leases

The Group operates from leased facilities in the United States, Israel, Poland and South Africa, leased for periods expiring in years 2015 through 2019.

Minimum future rentals of premises under non-cancelable operating lease agreements at rates in effect as of December 31, 2014 are as follows:

2015	$330
2016	265
2017	224
2018	151
2019	151

$1,121

Rent expenses amounted to $382, $425 and $455 for the years ended December 31, 2014, 2013 and 2012, respectively.

On Track Innovations Ltd.
and Subsidiaries
Notes to the Consolidated Financial Statements

In thousands, except share and per share data

Note 9 - Commitments and Contingencies (cont’d)

C.	Liens

The Company’s and certain subsidiaries’ have recorded floating charges on all of its tangible assets in favor of banks.

The Company's and certain subsidiaries' manufacturing facilities and certain equipment have been pledged as security in respect of a loan received from a bank.

The Company's short-term deposits in the amount of $2,045 have been pledged as security in respect of guarantees granted to third parties, loans and credit lines received from a bank. Such deposits cannot be pledged to others or withdrawn without the consent of the bank.

D.	Guarantees

As of December 31, 2014, the Company granted performance guarantees and guarantees to secure customer advances in the sum of $1,065.

The expiration dates of the guarantees range from January 2015 to May 2016.

E.	Legal claims

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

2.
On October 3, 2013, a financial claim was filed against the Company and its then French subsidiary, Parx France (in this paragraph, together the “Defendants”), in the Commercial Court of Paris, France (in this paragraph, the “Court”). The sum of the claim is Euro 1,500 (approximately $1,830), and is based on the allegation that the plaintiff sustained certain losses in connection with Defendants not granting the plaintiff exclusive marketing rights to distribute and operate the Defendants’ PIAF Parking System in Paris and the Ile of France. The Company filed an initial memorandum of defense rejecting the plaintiff’s allegations and claims. On May 19, 2014, during a preliminary Court hearing, it was established that the plaintiff, at all relevant times, was and is insolvent and under receivership, and therefore does not have the legal capacity to pursue the claim. Following a preliminary hearing held on October 7, 2014 the Court scheduled a pre-trial review hearing for November 6, 2014, where the Court heard the parties claims and allegations to decide on the merits. The Court should schedule an additional pre-trial hearing of the claim during 2015.Based on the advice of counsel, the Company currently believes that it has no material obligations to the Plaintiff and that there is no need for a provision for the claim.

3.
On July 29, 2014, a former employee of the Company's Smart ID division filed a financial claim against the Company in the Regional Labor Court in Tel Aviv. The sum of the claim is NIS 4,744 (approximately $1,220), and is based on the allegation that the Company owes the plaintiff certain commissions. On October 29, 2014 the Company filed a statement of defense rejecting the plaintiff’s allegations and claims. On March 10, 2015, the Court held a pre-trial review hearing where the Court made an initial review of the parties’ allegations. In the course of the hearing the plaintiff was ordered to amend and resubmit his statement of claim, and the Court set an additional pre-trial hearing scheduled for July 16, 2015. Based on the advice of counsel, the Company currently believes that it has no material obligations to the Plaintiff and that there is no need for a provision for the claim.

On Track Innovations Ltd.
and Subsidiaries
Notes to the Consolidated Financial Statements

In thousands, except share and per share data

Note 10 - Equity

A.	Share capital

1.
On January 12, 2009, the Company’s Board of Directors approved the adoption of a Shareholders Rights Plan (hereinafter – the “Plan”), as amended on January 11, 2012 and on January 9, 2014. Pursuant to the terms of the Plan, each Ordinary Share of the Company shall give its holder one Right, as detailed thereto. Each such Right will become exercisable only after a person or a “Group” become an “Acquiring Person”, by obtaining beneficial ownership of, or by commencing a tender or exchange offer for, 15% or more of the Company’s Ordinary Shares (the Board of Directors may reduce this percentage, but to not less than 10%), unless our Board of Directors approves such “Acquiring Person” or redeems the rights. Each Right, once it becomes exercisable, will generally entitle its holder, other than the “Acquiring Person”, to purchase from the Company either 0.4, half (1/2), one, two or three Ordinary Shares, as shall be determined by the Board of Directors,  at par value.

On May 13, 2014, the Board unanimously voted to terminate the Plan and as of this date all rights under the Plan were cancelled.

2.
On November 28, 2014, the Company closed a firm commitment underwritten public offering of 7,187,500 ordinary shares, including shares issued pursuant to the underwriter’s over-allotment option, at a public offering price of $1.6 per share. The proceeds to the Company, net of issuance costs and underwriter discount, were approximately $10,444.

3.	As to shares issued as part of business combinations, see note 1C.

B.	Options to non-employees

In 2012, the Company issued 130,500 par value options and shares to non-employees with respect to services rendered.  The aggregate fair value of the options was $181, based on the share market price as of day of grant.

C.	Stock option plans

In February 2001, Board approved an additional option plan, under which up to 75,000 share options are to be granted to the Company’s employees, directors and consultants and those of the Company’s subsidiaries and affiliates.

During the years 2002 to 2010, the Board approved an increase of 12,125,000 shares options to be reserved under the Company’s share option plan.

On November 30, 2011, the Board approved a further increase of 1,000,000 options to be reserved under the Company’s share option plan.

On October 22, 2013, the Board approved a further increase of 2,500,000 options to be reserved under the Company’s share option plan.

On June 17, 2014, the Board approved a further increase of 750,000 options to be reserved under the Company’s share option plan.

The vesting period for the options ranges from immediate vesting to ratable vesting over a four- year period.  The exercise price of options under the plan is at varying prices. Those options expire up to five years after the date of the grant. Any options which are forfeited or cancelled before expiration become available for future grants.

On Track Innovations Ltd.
and Subsidiaries
Notes to the Consolidated Financial Statements

In thousands, except share and per share data

Note 10 - Equity (cont’d)

C.	Stock option plans (cont’d)

During 2012, some of the options were granted with a par value exercise price. Due to the par value nominal amount of NIS 0.1, the fair value of these options was estimated to be equal to the Company’s share’s market price at the grant date.

The fair value of each option granted to employees during 2014, 2013 and 2012, for which the exercise price was greater than par value, was estimated on the date of grant, using the Black-Scholes model and the following assumptions:

1.	Dividend yield of zero percent for all periods.

2.	Risk-free interest rate of, 0.79%-1.05%, 0.57%-1.02%, 0.76% for, 2014, 2013 and 2012, respectively, based on U.S. Treasury yield curve in effect at the time of grant.

3.	Estimated expected lives of 2.5-4 years for all periods.

4.
Expected average volatility of 64%-67%, 59%-70%, 73% for 2014, 2013 and 2012, respectively, which represent a weighted average standard deviation rate for the price of the Company's Ordinary Shares on NASDAQ.

The Company’s options activity (including options to non-employees) and options outstanding and options exercisable as of December 31, 2013 and 2014 are summarized in the following table:

	Number of	Weighted
	options	average exercise
	outstanding	price per share
Outstanding – December 31, 2013	1,789,616	$1.65

Options granted	1,056,667	2.34
Options expired or forfeited	(349,001)	1.31
Options exercised	(573,449)	1.54
Outstanding – December 31, 2014	1,923,833	$2.09

Exercisable as of:
December 31, 2012	1,690,616	$1.03
December 31, 2013	800,616	$1.53
December 31, 2014	697,003	$1.9

The weighted average grant date fair value of options granted during 2014 is $1.09 per option.

The aggregate intrinsic value of outstanding options at December 31, 2014 is approximately $309. The aggregate intrinsic value of exercisable options at December 31, 2014 is approximately $165.

On Track Innovations Ltd.
and Subsidiaries
Notes to the Consolidated Financial Statements

In thousands, except share and per share data

Note 10 - Equity (cont'd)

C.	Stock option plans (cont’d)

The following table summarizes information about options outstanding and exercisable (including options to non-employees) as of December 31, 2014:

	Options outstanding			Options Exercisable
	Number	Weighted		Number	Weighted
	outstanding	average	Weighted	Outstanding	average	Weighted
	as of	remaining	Average	As of	remaining	Average
Range of	December 31,	contractual	Exercise	December 31,	contractual	Exercise
exercise price	2014	life (years)	Price	2014	life (years)	Price
$ 0.03	18,000	1.34	$0.03	18,000	1.34	$0.03
0.90	231,000	3.55	0.90	120,333	3.61	0.90
1.08-1.42	138,000	2.21	1.09	73,000	2.18	1.08
1.46	155,000	3.64	1.46	18,333	3.55	1.46
1.67-2.08	69,500	1.77	1.73	59,500	1.62	1.72
2.23-2.84	1,062,333	3.89	2.37	324,504	3.00	2.34
$ 3.18-3.23	250,000	3.96	$3.21	83,333	3.96	$3.21
	1,923,833	3.62		697,003	2.99

The total grant date intrinsic value of options exercised during the years ended December 31, 2014, 2013 and 2012, was approximately $149, $1,357 and $1,568, respectively. The total exercise date intrinsic value of options exercised during the years ended December 31, 2014, 2013 and 2012, was approximately $1,096, $1,199 and $798, respectively.

As of December 31, 2014, there was approximately $1,365 of total unrecognized compensation cost related to non-vested share based compensation arrangements. That cost is expected to be recognized over a weighted-average period of 2.25 years. The total fair value of shares vested during the year ended December 31, 2014 was approximately $784.

During 2014, 2013 and 2012, the Company recorded share-based compensation expenses in the amount of $875, $364 and $951, respectively, in accordance with ASC 718.

D.	Warrants

1.
During 2012, the Company issued 90,361 warrants with a nominal exercise price that vest in five equal installments over a vesting period of five years, as part of acquisition of business operations as described in note 1C(1).

2.	During 2014, 36,142 warrants were exercised.

3.	The number of warrants issued by the Company during the year ended December 31, 2011, as part of its offering of shares from 2011, were 260,869, with a per share exercise price of $3.75.

The following table summarizes information about warrants outstanding and exercisable as of December 31, 2014:

	Warrants outstanding			Warrants Exercisable
	Number	Weighted		Number	Weighted
	outstanding	average	Weighted	Outstanding	average	Weighted
	as of	remaining	Average	As of	remaining	Average
Range of	December 31,	contractual	Exercise	December 31,	contractual	Exercise
exercise price	2014	life (years)	Price	2014	life (years)	Price
$0.03	74,719	2.1	$0.03	20,500	1.36	$0.03
$3.75	260,869	1.11	3.75	260,869	1.11	3.75
	335,588	1.31		281,369	1.13

On Track Innovations Ltd.
and Subsidiaries
Notes to the Consolidated Financial Statements

In thousands, except share and per share data

Note 10 - Equity (cont'd)

E.	Repurchase program

The Company adopted a repurchase program in a total amount of up to $2,000. In the course of the repurchase program which was completed during 2011, 1,178,699 of its Ordinary Shares were acquired for an aggregate purchase price of $2,000.

Note 11 – Other operating income, net

Consists of :

	Year ended December 31	Year ended December 31
	2014	2013
(Gain) loss from sale and shut down of a subsidiary (see note 1B(3) and 1B(4))	$(3)	$231
Termination of employment agreements (see note 9A(2))	-	(4,503)
Loss (gain) on sale of property and equipment	(10)	91
Other operating income, net	$(13)	$(4,181)

Note 12 - Income Taxes

A.	The Company and its Israeli subsidiaries

1.	Measurement of taxable income under the Income Tax (Inflationary Adjustments) Law, 1985

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

If these retained tax-exempt profits are distributed in a manner other than in the complete liquidation of the Company, they would be taxed at the regular corporate tax rate applicable to such profits as if the Company had not elected the alternative system of benefits (depending on the level of foreign investment in the Company) currently between 10% to 25% for an “Approved Enterprise”. As the Company has not yet reported any taxable income, the benefit period has not yet commenced as of December 31, 2014.

Income from sources other than the “Approved Enterprise” during the benefit period will be subject to tax at the regular corporate tax rate (see 4 below).

On Track Innovations Ltd.
and Subsidiaries
Notes to the Consolidated Financial Statements

In thousands, except share and per share data

Note 12 - Income Taxes (cont’d)

A.	The Company and its Israeli subsidiaries (cont’d)

2.	Tax benefits under the Law for the Encouragement of Capital Investments, 1959 (cont’d)

The entitlement to the above mentioned benefits is conditional upon the Company's fulfilling the conditions stipulated by the above mentioned law, regulations published there under and the certificates of approval for the specific investments in the Approved Enterprises. In the event of failure to comply with these conditions, the benefits may be canceled and the Company may be required to refund the amount of the benefits, in whole or in part, with the addition of linkage differences to the consumer price index and interest. Management believes that the Company is in compliance with the above-mentioned conditions as of December 31, 2014.

Amendment to the Law for the Encouragement of Capital Investments – 1959

On December 29, 2010 an amendment to the Law for the Encouragement of Capital Investments – 1959 was approved (hereinafter – the “Amendment to the Law”). The Amendment to the Law was published in the Official Gazette on January 6, 2011. The Amendment to the Law is effective from January 1, 2012 and its provisions will apply to preferred income derived or accrued in 2011 and thereafter by a preferred company, per the definition of these terms in the Amendment to the Law. Companies can choose to not be included in the scope of the Amendment to the Law and to stay in the scope of the law before its amendment until the end of the benefits period. The 2012 tax year is the last year companies can choose as the year of election, providing that the minimum qualifying investment began in 2010.

The Amendment to the Law provides that only companies in Development Area A will be entitled to the grants track and that they will be entitled to receive benefits under this track and under the tax benefits track at the same time. In addition, a preferred enterprise track was introduced, which mainly provides a uniform and reduced tax rate for all the Company’s income entitled to benefits, such as: in the 2013-2013 tax years – a tax rate of 10% for Development Area A and of 15% for the rest of the country, in the 2013-2014 tax years – a tax rate of 7% for Development Area A and of 12.5% for the rest of the country, and as from the 2015 tax year – 6% for Development Area A and 12% for the rest of the country. On August 5, 2013 the Knesset passed the Law for Changes in National Priorities (Legislative Amendments for Achieving Budget Objectives in the Years 2013 and 2014) – 2013, which cancelled the planned tax reduction so that as from the 2014 tax year the tax rate on preferred income will be 9% for Development Area A and 16% for the rest of the country.

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

Note 12 - Income Taxes (cont’d)

A.	The Company and its Israeli subsidiaries (cont’d)

2.	Tax benefits under the Law for the Encouragement of Capital Investments, 1959 (cont’d)

January 1, 2014. Furthermore, the Amendment to the Law provides relief with respect to tax paid on a dividend received by an Israeli company from profits of an approved/alternative/beneficiary enterprise that accrued in the benefits period according to the version of the law before its amendment, if the company distributing the dividend notifies the tax authorities by June 30, 2015 that it is applying the provisions of the Amendment to the Law and the dividend is distributed after the date of the notice.

3.	The Law for the Encouragement of Industry (taxes), 1969

The Company believes that it qualifies as an “Industrial Company” under the Law for the Encouragement of Industry. The principal tax benefits for the Company are the deductibility of costs in connection with public offerings and amortization of certain intangibles.

4.	Tax rates

Presented hereunder are the tax rates relevant to the Company in the years 2012-2014:
2014 – 26.5%
2012-2013 – 25%

On August 5, 2013 the Knesset passed the Law for Changes in National Priorities (Legislative Amendments for Achieving Budget Objectives in the Years 2013 and 2014) – 2013, by which, inter alia, the corporate tax rate would be raised by 1.5% to a rate of 26.5% as from 2014.

The deferred tax balances as at December 31, 2014 were calculated according to the new tax rates specified in the Law for Changes in National Priorities, at the tax rate expected to apply on the date of reversal. The effect of the change on the financial statements as at December 31, 2013 is reflected in an increase in the deferred tax asset in the amount of $ 2,394 against a similar change in the Company's valuation allowance.

Current taxes for the reported periods are calculated according to the tax rates presented above.

B.	Non-Israeli subsidiaries are taxed based on the income tax laws in their country of residence.

On Track Innovations Ltd.
and Subsidiaries
Notes to the Consolidated Financial Statements

In thousands, except share and per share data

Note 12 - Income Taxes (cont’d)

C.	Deferred income taxes:

	December 31	December 31
	2014	2013
Deferred tax assets:
Net operating loss carryforwards	$48,720	$40,181
Other	1,777	2,683

Total gross deferred tax assets	50,497	42,864
Less – valuation allowance	(50,450)	(42,691)

Net deferred tax assets	$47	$173

Deferred tax liability -

Other	(302)	(292)

Net deferred tax liability	$(302)	$(292)

The net change in the total valuation allowance for each of the years ended December 31, 2014, 2013 and 2012, are comprised as follows:

	Year ended December 31
	2014	2013	2012
Balance at beginning of year	$42,691	$42,002	$37,643

Additions during the year from Continuing operation	2,349	1,654	4,155
Changes due to amendments to tax laws
and applicable future tax rates, see note 12A(4)	-	2,394	-
Discontinued operations - Smart ID Division Divesture and sale of subsidiary, see note 1B(1) and 1B(2)	5,405	(3,402)	181
Other changes	5	43	23
Balance at end of year	$50,450	$42,691	$42,002

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets depends on the generation of future taxable income during the periods in which those temporary differences or carry forwards are deductible. Based on the level of historical taxable losses, management has reduced the deferred tax assets with a valuation allowance to the amount it believes is more likely than to be realized.

D.
As of December 31, 2014, the net operating loss carry forwards for tax purposes relating to Israeli companies amounted to approximately $178,695. Tax loss carry forwards in Israel may be carried forward indefinitely to offset against future taxable operational income. Under the Income Tax (Inflationary Adjustments) Law, 1985, and based on the Company’s election (see note 12A(1)), tax loss carry forwards are denominated in U.S. dollars. Tax loss carry forwards relating to non-Israeli companies aggregate approximately $3,913, which will expire as follows: 2016- $50, 2017- $153, 2026 - $3,106 and 2027- $533. The remaining balance of $71 can be utilized with no expiration date.

On Track Innovations Ltd.
and Subsidiaries
Notes to the Consolidated Financial Statements

In thousands, except share and per share data

Note 12 - Income Taxes (cont’d)

E.
The Company has not recognized a deferred tax liability for the undistributed earnings of its foreign subsidiaries that arose in 2014 and prior years, because the Company considers these earnings to be indefinitely reinvested. A deferred tax liability will be recognized when the Company can no longer demonstrate that it plans to indefinitely reinvest these undistributed earnings. As of December 31, 2014, the undistributed earnings of these foreign subsidiaries were approximately $4,108. These undistributed earnings will be taxed upon distribution, if at all. It is impracticable to determine the additional taxes payable when these earnings are remitted.

F.	No current or net deferred taxes were recorded in Israel. Non-Israeli income tax expense included in the consolidated statements of operations are as follows:

	Year ended December 31
	2014	2013	2012
Current	$(2)	$(265)	$(2)
Deferred	(108)	62	(65)

Income tax expense	$(110)	$(203)	$(67)

Income tax expense for the years ended December 31, 2014, 2013 and 2012, differed from the amounts computed by applying the Israeli statutory tax rates of 26.5%, 25% and 25% to loss from continuing operations before taxes on income, as a result of the following:

	Year ended December 31
	2014	2013	2012
Computed “expected” income tax benefit	$2,673	$1,681	$4,452
Decrease in income tax benefit
resulting from:
Change in valuation allowance, net	(2,349)	(1,654)	(4,155)
Non-deductible stock-based compensation related to options
issued to employees	(232)	(91)	(188)
Other non-deductible expenses	(113)	(43)	(35)
Other	(89)	(96)	(141)

Reported income tax expense	$(110)	$(203)	$(67)

G.	Income (loss) from continuing operations before taxes on income consists of the following:

	Year ended December 31
	2014	2013	2012
Israel	$(10,434)	$(8,842)	$(16,983)
Non-Israel	347	2,117	(825)

	$(10,087)	$(6,725)	$(17,808)

On Track Innovations Ltd.
and Subsidiaries
Notes to the Consolidated Financial Statements

In thousands, except share and per share data

Note 12 - Income Taxes (cont’d)

H.	Unrecognized tax benefits (cont’d)

As of December 31, 2014, 2013 and 2012, the Company did not have any unrecognized tax benefits. In addition, the Company does not expect that the amount of unrecognized tax benefits will change significantly within the next twelve months.

For the years ended December 31, 2014, 2013 and 2012, no interest and penalties related to unrecognized tax benefits have been accrued.

The Company and its major subsidiaries file income tax returns in Israel, Poland and South Africa. With few exceptions, the income tax returns of the Company and its major subsidiaries are open to examination by the Israeli and the respective foreign tax authorities for the tax years beginning in 2009.

Note 13 – Discontinued operations

As described in Notes 1B(1) and 1B(2), the Company divested its interest in the SmartID division and its interest in the German subsidiary, and presented these activities as discontinued operations. During 2013, the total gain from the SmartID Division Divesture, net of transaction costs  and offset by the impairment charge of the German subsidiary assets amounted to $5,974, which is presented below as ‘other income, net’. During the year ended December 31, 2014, the Company recorded profit from contingent consideration in the amount of $1,013 according to an earn out mechanism derived from the Smart ID division divesture. This profit is presented as ‘other income, net’ within income from discontinued operations for the year ended December 31, 2014. In addition, the Company recorded a loss from the German subsidiary divesture, including transaction costs, in the amount of $343 and a profit in the amount of $336 due to transfer of the subsidiary’s accumulated foreign currency translation adjustments from other comprehensive loss to the statement of operations. Those amounts are presented as ‘other loss, net’ from discontinued operations for the year ended December 31, 2014.

Set forth below are the results of the discontinued operations:

	Year ended December 31
	2014	2013	2012
Revenues	$1,131	$16,034	$23,360
Expenses	(1,822)	(18,231)	(23,047)
Other income, net	1,006	5,974	-

Net income from discontinued operations	$315	$3,777	$313

On Track Innovations Ltd.
and Subsidiaries
Notes to the Consolidated Financial Statements

In thousands, except share and per share data

Note 13 – Discontinued operations (cont’d)

The following table summarizes information about assets and liabilities from discontinued operations held for sale as of December 31, 2013:

December 31
Assets held for sale from discontinued operations:	2013
Trade receivable, net	$223
Other receivables and prepaid expenses	144
Inventories	2,082
Property, plant and equipment, net of impairment	1,470
Total assets held for sale from discontinued operations	$3,919

Liabilities held for sale from discontinued operations:
Short-term credit and current maturities of long term loans	$1,354
Trade payables	495
Other current liabilities	177
Long-term loans, net of current maturities	930
Total liabilities held for sale from discontinued operations	$2,956

Note 14 - Related Party Balances and Transactions

Transactions

	Year ended December 31
	2014	2013	2012

Costs and expenses*	$-	$13	$80

* Cost and expenses relate to services provided to the Company by related parties.

Balances

As of December 31, 2014 and 2013 the Company has no related party balances.

Note 15 - Operating segments

Through 2012, the Company had commingled sales channel payroll expense, inventories, merchandise procurement and distribution networks. As a result of these operations and in view of how the Company's chief operating decision maker (“CODM”) reviewed operating results for the purposes of allocating resources and assessing performance, the Company operated as a single segment. Beginning 2013, following the change of the Board and the review of all of the Company’s operations in order to improve profitability, the new CODM has changed the way it reviews operating results for the purposes of allocating resources and assessing performance, and currently reports three segments which are the Group's strategic business units: Retail and Mass Transit Ticketing, Petroleum and Parking.

The following summary describes the operations in each of the Group’s operating segments:

—
Petroleum - includes manufacturing and selling of fuel payment and management solutions. The Company's solution is a wireless, cashless, cardless and paperless refueling tracking and payment solution, providing customers with maximum flexibility and security.

—	Retail and Mass transit Ticketing - includes selling and marketing variety of products for cashless payment solutions for the retail market and mass transit ticketing.

On Track Innovations Ltd.
and Subsidiaries
Notes to the Consolidated Financial Statements

In thousands, except share and per share data

Note 15 - Operating segments (cont’d)

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

Information regarding the results of each reportable segment is included below based on the internal management reports that are reviewed by the CODM.

	Year ended December 31, 2014
	Petroleum	Retail and Mass Transit Ticketing	Parking	Other	Consolidated

Revenues	3,838	15,042	2,392	1,790	23,062

Reportable segment gross profit *	2,213	7,143	1,543	939	11,838

Reconciliation of reportable segment
gross profit to profit for the period

Depreciation					(747)
Stock based compensation					(35)

Gross profit for the period					$11,056

	Year ended December 31, 2013
	Petroleum	Retail and Mass Transit Ticketing	Parking	Other	Consolidated

Revenues	4,532	11,743	2,210	1,383	19,868

Reportable segment gross profit *	2,694	6,469	1,366	808	11,337

Reconciliation of reportable segment
gross profit to profit for the period

Depreciation and amortization					(577)
Stock based compensation					(32)

Gross profit for the year					$10,728

	Year ended December 31, 2012
	Petroleum	Retail and Mass Transit Ticketing	Parking	Other	Consolidated

Revenues	5,205	7,126	2,944	1,329	16,604

Reportable segment gross profit *	2,704	4,837	1,661	710	9,912

Reconciliation of reportable segment
gross profit to profit for the period

Depreciation					(557)
Stock based compensation					(49)

Gross profit for the period					$9,306

* Gross profit as reviewed by the CODM, represents gross profit, adjusted to exclude depreciation and stock based compensation.

On Track Innovations Ltd.
and Subsidiaries
Notes to the Consolidated Financial Statements

In thousands, except share and per share data

Note 16 - Geographic Information and Major Customers

The data is presented in accordance with ASC Topic 280, "Disclosures About Segments of an Enterprise and Related Information".

	Year ended December 31
	2014	2013	2012
Revenues by geographical areas from external customers

Americas	$8,868	$6,856	$2,968
Asia	1,077	99	574
Africa	3,865	4,073	4,189
Europe	7,486	7,060	6,664
Total export	21,296	18,088	14,395
Domestic (Israel)	1,766	1,780	2,209

	$23,062	$19,868	$16,604

	December 31	December 31
	2014	2013
Long lived assets by geographical areas
Domestic (Israel)	$2,656	$3,027
Poland	5,406	5,485
South Africa	1,061	1,206
America	111	119

	$9,234	$9,837

Major Customers

	Year ended December 31
	2014	2013	2012
	%	%	%
Major Customers by percentage from total revenues
Customer A	22%	19%	6%
Customer B	14%	15%	8%