Form 10-Q
period 2015-03-31
ON TRACK INNOVATIONS LTD
filed 2015-05-14
CIK 1021604

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

Yes ☐    No ☒

State the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: 40,817,903 Ordinary Shares outstanding as of May 12, 2015.

ON TRACK INNOVATIONS LTD.

Signatures	15

PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements.

ON TRACK INNOVATIONS LTD. AND ITS SUBSIDIARIES

INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As of March 31, 2015

(Unaudited)

On Track Innovations Ltd.
and its Subsidiaries

Interim Unaudited Condensed Consolidated Financial Statements as of March 31, 2015

On Track Innovations Ltd.
and its Subsidiaries

Interim Unaudited Condensed Consolidated Balance Sheets

US dollars in thousands except share and per share data

	March 31	December 31
	2015	2014
Assets

Current assets
Cash and cash equivalents	$5,569	$5,351
Short-term investments	10,245	11,048
Trade receivables (net of allowance for doubtful
accounts of $667 and $671 as of March 31, 2015
and December 31, 2014, respectively)	3,385	4,299
Other receivables and prepaid expenses	2,890	2,530
Inventories	3,153	3,703

Total current assets	25,242	26,931

Long term restricted deposit for employees benefit	544	555

Severance pay deposits	524	614

Property, plant and equipment, net	8,556	9,234

Intangible assets, net	6	-

Deferred tax asset	44	47

Total Assets	$34,916	$37,381

The accompanying notes are an integral part of these interim unaudited condensed consolidated financial statements.

On Track Innovations Ltd.
and its Subsidiaries

Interim Unaudited Condensed Consolidated Balance Sheets

US dollars in thousands except share and per share data

	March 31	December 31
	2015	2014
Liabilities and Equity

Current Liabilities
Short-term bank credit and current maturities
of long-term bank loans	$4,115	$3,617
Trade payables	6,667	7,306
Other current liabilities	2,572	2,656

Total current liabilities	13,354	13,579

Long-Term Liabilities
Long-term loans, net of current maturities	1,870	2,161
Accrued severance pay	1,316	1,456
Deferred tax liability	297	302
Total long-term liabilities	3,483	3,919

Total Liabilities	16,837	17,498

Equity
Shareholders' Equity
Ordinary shares of NIS 0.1 par value: Authorized –
50,000,000 shares as of March 31, 2015 and
December 31, 2014; issued: 41,996,602 shares as
of March 31, 2015 and December 31, 2014;
outstanding: 40,817,903 shares
as of March 31, 2015 and December 31, 2014	1,055	1,055
Additional paid-in capital	224,414	224,234
Treasury shares at cost - 1,178,699 shares as of March 31,
2015 and December 31, 2014	(2,000)	(2,000)
Accumulated other comprehensive loss	(1,024)	(800)
Accumulated deficit	(203,872)	(202,103)
Total Shareholder’s equity	18,573	20,386
Non-controlling interest	(494)	(503)

Total Equity	18,079	19,883

Total Liabilities and Equity	$34,916	$37,381

The accompanying notes are an integral part of these interim unaudited condensed consolidated financial statements.

On Track Innovations Ltd.
and its Subsidiaries
Interim Unaudited Condensed Consolidated Statements of Operations

US dollars in thousands except share and per share data

	Three months ended March 31
	2015	2014
Revenues
Sales	$3,597	$3,838
Licensing and transaction fees	1,378	1,360

Total revenues	4,975	5,198

Cost of revenues
Cost of sales	2,505	2,600
Total cost of revenues	2,505	2,600

Gross profit	2,470	2,598
Operating expenses
Research and development	968	1,160
Selling and marketing	1,886	2,120
General and administrative	1,241	1,471
Patent litigation and maintenance	176	639
Other expenses	77	-

Total operating expenses	4,348	5,390

Operating loss from continuing operations	(1,878)	(2,792)
Financial expense, net	(225)	(104)

Loss from continuing operations before taxes on income	(2,103)	(2,896)

Income tax	(19)	(118)

Net loss from continuing operations	(2,122)	(3,014)
Net profit (loss) from discontinued operations	362	(344)

Net loss	(1,760)	(3,358)

Net income attributable to noncontrolling interest	(9)	(6)
Net loss attributable to shareholders	$(1,769)	$(3,364)
Basic and diluted net profit (loss) attributable to
shareholders per ordinary share
From continuing operations	$(0.05)	$(0.09)
From discontinued operations	$0.01	$(0.01)
	$(0.04)	$(0.10)
Weighted average number of ordinary shares used in computing basic and diluted net loss per ordinary share	40,856,403	33,196,098

The accompanying notes are an integral part of these interim unaudited condensed consolidated financial statements.

  On Track Innovations Ltd.
and its Subsidiaries

Interim Unaudited Condensed Consolidated Statements of Comprehensive Loss

US dollars in thousands

	Three months ended March 31
	2015	2014
Total comprehensive loss:
Net loss	$(1,760)	$(3,358)
Foreign currency translation adjustments	(224)	(24)
Foreign currency translation released following sale of a subsidiary	-	(336)

Total comprehensive loss	$(1,984)	$(3,718)
Comprehensive income attributable to the non-controlling interest	(9)	(6)

Total comprehensive loss attributable to shareholders	$(1,993)	$(3,724)

The accompanying notes are an integral part of these interim unaudited condensed consolidated financial statements.

  On Track Innovations Ltd.
and its Subsidiaries

Interim Unaudited Condensed Consolidated Statements of Changes in Equity

US dollars in thousands

					Accumulated
			Additional	Treasury	other
	Number of	Share	paid-in	Shares	comprehensive	Accumulated	Noncontrolling	Total
	Shares issued	capital	capital	(at cost)	Income (loss)	deficit	interest	equity
Balance as of December 31, 2013	34,199,511	$854	$212,246	$(2,000)	$28	$(192,179)	$(545)	$18,404

Changes during the three month period ended March 31, 2014:

Stock-based compensation related to options and shares issued to employees and others	-	-	156	-	-	-	-	156
Exercise of options and warrants	127,555	4	126	-	-	-	-	130
Foreign currency translation adjustments	-	-	-	-	(360)	-	-	(360)
Net loss	-	-	-	-	-	(3,364)	6	(3,358)
Balance as of March 31, 2014	34,327,066	$858	$212,528	$(2,000)	$(332)	$(195,543)	$(539)	$14,972

Balance as of December 31, 2014	41,996,602	$1,055	$224,234	$(2,000)	$(800)	$(202,103)	$(503)	$19,883

Changes during the three month period ended March 31, 2015:

Stock-based compensation related to options and shares issued to employees	-	-	180	-	-	-	-	180
Foreign currency translation adjustments	-	-	-	-	(224)	-	-	(224)
Net loss	-	-	-	-	-	(1,769)	9	(1,760)
Balance as of March 31, 2015	41,996,602	$1,055	$224,414	$(2,000)	$(1,024)	$(203,872)	$(494)	$18,079

The accompanying notes are an integral part of these interim unaudited condensed consolidated financial statements.

  On Track Innovations Ltd.
and its Subsidiaries

Interim Unaudited Condensed Consolidated Statements of Cash Flows

US dollars in thousands

	Three months ended March 31
	2015	2014
Cash flows from continuing operating activities
Net loss from continuing operations	$(2,122)	$(3,014)
Adjustments required to reconcile net loss to
net cash used in continuing operating activities:
Stock-based compensation related to options and shares issued
to employees	180	156
Gain on sale of property and equipment	-	(5)
Depreciation	298	331

Changes in operating assets and liabilities:
Accrued severance pay, net	(20)	25
Accrued interest and linkage differences	(2)	7
Deferred tax, net	19	43
Decrease in trade receivables	1,383	192
Decrease (increase) in other receivables and prepaid expenses	31	(163)
Decrease (increase) in inventories	501	(313)
Decrease in trade payables	(288)	(316)
(Decrease) increase in other current liabilities	(148)	46
Net cash used in continuing operating activities	(168)	(3,011)

Cash flows from continuing investing activities

Purchase of property and equipment	(111)	(98)
Purchase of short term investments	(1,200)	(2,000)
Purchase of intangible assets	(6)	-
Proceeds from maturity or sale of short term investments	2,016	518
Proceeds from sale of property and equipment	-	5
Net cash provided by (used in) continuing investing activities	699	(1,575)

Cash flows from continuing financing activities
Increase (decrease) in short-term bank credit, net	108	(142)
Proceeds from long-term bank loans	-	12
Repayment of long-term bank loans	(229)	(208)
Proceeds from exercise of options	-	225

Net cash used in continuing financing activities	(121)	(113)

Cash flows from discontinued operations
Net cash used in discontinued operating activities	(25)	(874)
Net cash provided by discontinued investing activities	-	695
Net cash used in discontinued financing activities	-	(154)
Total net cash used in discontinued operations	(25)	(333)

Effect of exchange rate changes on cash and cash equivalents	(167)	130

Increase (decrease) in cash and cash equivalents	218	(4,902)
Cash and cash equivalents at the beginning of the period	5,351	14,962

Cash and cash equivalents at the end of the period	$5,569	$10,060

The accompanying notes are an integral part of these interim unaudited condensed consolidated financial statements.

On Track Innovations Ltd.
and its Subsidiaries

Interim Unaudited Condensed Consolidated Statements of Cash Flows (cont’d)

US dollars in thousands

	Three months ended March 31
	2015	2014
Supplementary cash flows activities:
Cash paid during the period for:
Interest paid	$69	$76

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

The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements and therefore should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

In the opinion of management, all adjustments considered necessary for a fair presentation, consisting of normal recurring adjustments, have been included. Operating results for the three month period ended March 31, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015.

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

C.           Divestiture of operations

1.
In December 2013, the Company completed the sale of certain assets, subsidiaries and intellectual property ("IP") relating to its Smart ID division. Accordingly the results and the cash flows of this operation for all reporting periods are presented in the statements of operations and in the statements of cash flows, respectively, as discontinued operations separately from continuing operations. During the three month period ended March 31, 2015, the Company recorded profit from contingent consideration in the amount of $387 according to an earn out mechanism. This profit is presented as ‘other income, net’ within income from discontinued operations for three months period ended March 31, 2015 (see also Note 7).

On Track Innovations Ltd.
and Subsidiaries
Notes to the Interim Unaudited Condensed Consolidated Financial Statements

US dollars in thousands

Note 1 - Organization and Basis of Presentation (cont’d)

C.	Divestiture of operations (cont’d)

2.
In February 2014, the Company signed a final agreement to sell its wholly owned German subsidiary, Intercard System Electronics GmbH (“Intercard”), for a total purchase price of EURO 700 (approx. $960) and an additional immaterial contingent consideration based on future sales (the "German Subsidiary Divesture”). Accordingly, the results and the cash flows of this operation for all reporting periods are presented in the statements of operations and in the statements of cash flows, respectively, as discontinued operations separately from continuing operations. On the closing date in 2014, the Company recorded a loss from this divesture in the amount of $7, which consists of transaction costs, in the amount of $343,and a profit in the amount of $336 due to transfer of Intercard’s accumulated foreign currency translation adjustments from other comprehensive loss to the statement of operations.

Those amounts are presented as ‘other loss, net’ from discontinued operations for the three months ended March 31, 2014 (see also note 7).

The Company has not recorded any profit from contingent consideration pursuant to the German Subsidiary Divesture as of March 31, 2015.

Note 2 – Significant Accounting Policies

These interim unaudited condensed consolidated financial statements have been prepared according to the same accounting policies as those discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, and according to the following additional policies:

A.	Intangible assets, net

Intangible assets subject to capitalization include costs incurred by the Company to acquire product certifications. According to Accounting Standards Codification (“ASC”) Topic 350, “Intangibles - Goodwill and Other,” software that is part of a product or process to be sold to a customer shall be accounted for under Subtopic 985-20. The costs of product certification are capitalized once technological feasibility is determined. The Company determines that technological feasibility for its products is reached after all high-risk development issues have been resolved. Once the products are available for general release to The Company’s customers, the Company ceases capitalizing the product certification costs and all additional costs, if any, are expensed. The capitalized product certification costs are amortized on a product-by-product basis using the straight-line amortization. The amortization begins when the products are available for general release to the Company’s customers.

On Track Innovations Ltd.
and Subsidiaries

Notes to the Interim Unaudited Condensed Consolidated Financial Statements

US dollars in thousands

Note 2 – Significant Accounting Policies (cont’d)

B.	Recent accounting pronouncements

1.
On May 28, 2014, the Financial Accounting Standards Board (“FASB”) issued ASU ("ASU") 2014-09, “Revenue from Contracts with Customers (Topic 606)”, which requires an entity to recognize the amount of revenues to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The new standard is effective for the Company on January 1, 2017. Early application is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method. The Company is currently evaluating the effect that ASU 2014-09 will have on its consolidated financial statements and related disclosures. The Company has not yet selected a transition method nor has it determined the effect of the standard on its ongoing financial reporting.

2.
In August 2014, the FASB issued ASU 2014-15, “Presentation of Financial Statements – Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern.” The ASU is intended to define management’s responsibility to evaluate whether there is substantial doubt about an organization’s ability to continue as a going concern and to provide related footnote disclosures. The amendments in this ASU are effective for reporting periods beginning after December 15, 2016, with early adoption permitted. The Company is currently assessing the impact the adoption of ASU 2014-15 will have on its Condensed Consolidated Financial Statements.

On Track Innovations Ltd.
and Subsidiaries

Notes to the Interim Unaudited Condensed Consolidated Financial Statements

US dollars in thousands

Note 3 - Other Receivables and Prepaid Expenses

	March 31	December 31
	2015	2014
Government institutions	$434	$452
Prepaid expenses	669	690
Receivables under contractual obligations to be transferred to others *	562	695
Smart ID divestiture earn out receivables (see also note 7)	387	-
Other receivables	838	693

	$2,890	$2,530

*	The Company’s subsidiary in Poland is required to collect certain fees that are to be transferred to local authorities.

Note 4 - Inventories

Inventories consist of the following:

	March 31	December 31
	2015	2014
Raw materials	$1,006	$884
Work in progress	541	552
Finished products	1,606	2,267

	$3,153	$3,703

Note 5 - Other Current Liabilities

	March 31	December 31
	2015	2014
Employees and related expenses	$1,180	$1,175
Accrued expenses	829	902
Customer advances	174	244
Other current liabilities	389	335

	$2,572	$2,656

On Track Innovations Ltd.
and Subsidiaries
Notes to the Interim Unaudited Condensed Consolidated Financial Statements

Note 6 - Commitments and Contingencies

A.	Legal claims

1.
On October 3, 2013, a financial claim was filed against the Company and its then French subsidiary, Parx France (in this paragraph, together the “Defendants”), in the Commercial Court of Paris, France (in this paragraph, the “Court”). The sum of the claim is Euro 1,500 (approximately $1,830), and is based on the allegation that the plaintiff sustained certain losses in connection with Defendants not granting the plaintiff exclusive marketing rights to distribute and operate the Defendants’ PIAF Parking System in Paris and the Ile of France. The Company filed an initial memorandum of defense rejecting the plaintiff’s allegations and claims. On May 19, 2014, during a preliminary Court hearing, it was established that the plaintiff, at all relevant times, was and is insolvent and under receivership, and therefore does not have the legal capacity to pursue the claim. Following a preliminary hearing held on October 7, 2014 the Court scheduled a pre-trial review hearing for November 6, 2014, where the Court heard the parties’ claims and allegations. The Company expects the court to schedule an additional pre-trial hearing in 2015. Based on the advice of counsel, the Company currently believes that it has no material obligations to the plaintiff and that there is no need for a provision for the claim.

2.
On July 29, 2014, a former employee of the Company's Smart ID division filed a financial claim against the Company in the Regional Labor Court in Tel Aviv. The sum of the claim is NIS 4,744 (approximately $1,220), and is based on the allegation that the Company owes the plaintiff certain commissions. On October 29, 2014 the Company filed a statement of defense rejecting the plaintiff’s allegations and claims. On March 10, 2015, the Court held a pre-trial review hearing where the Court made an initial review of the parties’ allegations. In the course of the hearing the plaintiff was ordered to amend and resubmit his statement of claims, and the Court set an additional pre-trial hearing scheduled for July 16, 2015. Based on the advice of counsel, the Company currently believes that it has no material obligations to the Plaintiff and that there is no need for a provision for the claim.

B.	Guarantees

As of March 31, 2015, the Company granted performance guarantees and guarantees to secure customer advances in the sum of $1,037.

The expiration dates of the guarantees range from May 2015 to May 2016.

C.
As of March 31, 2015, the Company is in compliance with the covenant signed with Bank Leumi L’Israel Ltd. (see note 8(F) in the Company’s consolidated financial statements as of December 31, 2014, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014).

On Track Innovations Ltd.
and Subsidiaries
Notes to the Interim Unaudited Condensed Consolidated Financial Statements

US dollars in thousands

Note 7 – Discontinued operations

As described in Note 1C, the Company divested the SmartID division and its interest in Intercard and presented these activities as discontinued operations. During the three months ended March 31, 2015, the Company recorded profit from contingent consideration in the amount of $387 according to an earn out mechanism derived from the Smart ID division divesture. This profit is presented as ‘other income, net’ within income from discontinued operations for the three months ended March 31, 2015. During the three months ended March 31, 2014, the Company recorded loss from the German Subsidiary Divesture, including transaction costs, and profit due to transfer of its accumulated foreign currency translation adjustments from other comprehensive loss to the statement of operations which  totaled $7, which is presented below within ‘other  income (loss), net’.

Set forth below are the results of the discontinued operations:

	Three months ended March 31
	2015	2014
Revenues	$-	$1,131
Expenses	(25)	(1,468)
Other income (loss), net	387	(7)

Net income (loss) from discontinued operations	$362	$(344)

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

The fair value of the liability in respect of the contingent consideration included in business combinations (see note 1C(2) in the Company’s consolidated financial statements as of December 31, 2014, included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014) is based on discounted future expected sales and thus is based on level 3 inputs. The liability was determined to be insignificant.

The carrying amounts of variable interest rate long-term loans are equivalent or approximate to their fair value as they bear interest at approximate market rates. As of March 31, 2015, fair value of bank loans with fixed interest rates did not differ materially from the carrying amount.

As of March 31, 2015, the Company held approximately $10,245 of short-term bank deposits (as of December 31, 2014, $ 11,048). Short-term deposits in the amount of $2,032 have been pledged as security in respect of guarantees granted in respect of  performance guarantees, loans and credit lines received from a bank (as of December 31, 2014 - $ 2,045) and cannot be pledged to others or withdrawn without the consent of the bank.

Note 9 – Equity

A.	Stock option plans

During the three months ended March 31, 2015 and March 31, 2014, 125,000 and 30,000 options were granted, respectively. The vesting period for the options ranges from 2.33 years to three years. The exercise prices for the options range from $1.46 to $1.68. Those options expire up to five years after the date of the grant. Any options which are forfeited or cancelled before expiration become available for future grants under The Company’s option plan.

On Track Innovations Ltd.
and Subsidiaries

Notes to the Interim Unaudited Condensed Consolidated Financial Statements

US dollars in thousands

Note 9 – Equity (cont’d)

A.	Stock option plans (cont’d)

The fair value of each option granted to employees and non-employee during the three months ended March 31, 2015 and during the three months ended March 31, 2014, for which the exercise price was greater than par value, was estimated on the date of grant, using the Black-Scholes model and the following assumptions:

1.	Dividend yield of zero percent for all periods.

2.	Risk-free interest rate of 1.21% and 0.9% for grants during the three months ended March 31, 2015 and March 31, 2014, respectively, based on U.S. Treasury yield curve in effect at the time of grant.

3.	Estimated expected lives of 3.5 and 3.1 years for grants during the three months ended March 31, 2015 and March 31, 2014, respectively, using the simplified method.

4.
Expected average volatility of 69% and 66% for grants during the three months ended March 31, 2015 and March 31, 2014, respectively, which represent a weighted average standard deviation rate for the price of the Company's Ordinary Shares in the NASDAQ Global Market.

The Company’s options activity (including options to non-employees) and options outstanding and options exercisable as of December 31, 2014 and March 31, 2015, are summarized in the following table:

	Number of	Weighted
	options	average exercise
	outstanding	price per share
Outstanding – December 31, 2014	1,923,833	$2.09
Options granted	125,000	1.68
Options expired or forfeited	(82,500)	2.35
Options exercised	-	-
Outstanding – March 31, 2015	1,966,333	2.06

Exercisable as of:
December 31, 2014	697,003	$1.9
March 31, 2015	722,335	$1.81

The weighted average fair value of options granted during the three months ended March 31, 2015 and during the three months ended March 31, 2014 is $0.8 and $1.93, respectively, per option. The aggregate intrinsic value of outstanding options as of March 31, 2015 and December 31, 2014 is approximately $219 and $309, respectively. The aggregate intrinsic value of exercisable options as of March 31, 2015 and December 31, 2014 is approximately $165.

On Track Innovations Ltd.
and Subsidiaries

Notes to the Interim Unaudited Condensed Consolidated Financial Statements

US dollars in thousands

Note 9 – Equity (cont’d)

The following table summarizes information about options outstanding and exercisable (including options to non-employees) as of March 31, 2015:

	Options outstanding			Options Exercisable
	Number	Weighted		Number	Weighted
	outstanding	average	Weighted	Outstanding	average	Weighted
	as of	remaining	Average	As of	remaining	Average
Range of	March 31,	contractual	Exercise	March 31,	contractual	Exercise
exercise price	2015	life (years)	Price	2015	life (years)	Price
$ 0.03	18,000	1.1	$0.03	18,000	1.1	$0.03
0.90	231,000	3.52	0.90	175,666	3.46	0.90
1.08-1.42	138,000	1.96	1.09	88,000	1.97	1.10
1.46	155,000	3.39	1.46	18,333	3.31	1.46
1.67-2.08	194,500	3.6	1.70	59,500	1.37	1.72
2.24-2.58	979,833	3.86	2.37	279,503	3.27	2.34
3.18-3.23	250,000	3.71	$3.21	83,333	3.71	$3.21
	1,966,333	3.58		722,335	3.00

As of March 31, 2015, there was approximately $1,250 of total unrecognized compensation cost related to non-vested stock- based compensation arrangements. That cost is expected to be recognized over a weighted-average period of approximately 2 years.

During the three months ended March 31, 2015 and March 31, 2014, the Company recorded stock-based compensation expenses in the amount of $180 and $156, respectively, in accordance with ASC 718 “Compensation-Stock Compensation”.

B.           Warrants

The following table summarizes information about warrants outstanding and exercisable as of March 31, 2015:

	Warrants outstanding			Warrants Exercisable
	Number	Weighted		Number	Weighted
	outstanding	average	Weighted	Outstanding	average	Weighted
	as of	remaining	Average	As of	remaining	Average
Range of	March 31,	contractual	Exercise	March 31,	contractual	Exercise
exercise price	2015	life (years)	Price	2015	life (years)	Price
$-	74,719	1.76	$-	20,500	1.11	$-
$3.75	260,869	0.86	3.75	260,869	0.86	3.75
	335,588	1.06		281,369	0.88

On Track Innovations Ltd.
and Subsidiaries

Notes to the Interim Unaudited Condensed Consolidated Financial Statements

US dollars in thousands

Note 10 - Operating segments

For the purposes of allocating resources and assessing performance in order to improve profitability, the Company's chief operating decision maker ("CODM") examines three segments which are the Company's strategic business units: Retail and Mass Transit Ticketing, Petroleum and Parking. In addition to its three reportable segments, certain products for the medical industry and other secure smart card solutions are classified under the Company’s "Other" segment.

The strategic business unit's allocation of resources and evaluation of performance are managed separately. The CODM does not examine assets or liabilities for those segments and therefore they are not presented.

Information regarding the results of each reportable segment is included below based on the internal management reports that are reviewed by the CODM.

	Three months ended March 31, 2015
	Petroleum	Retail and Mass Transit Ticketing	Parking	Other	Consolidated

Revenues	$1,140	$3,107	$341	$387	$4,975

Reportable segment gross profit *	642	1,598	218	197	2,655

Reconciliation of reportable segment
gross profit to gross profit for the period

Depreciation					(172)
Stock based compensation					(13)

Gross profit for the period					$2,470

	Three months ended March 31, 2014
	Petroleum	Retail and Mass Transit Ticketing	Parking	Other	Consolidated

Revenues	$659	$3,387	$681	$471	$5,198

Reportable segment gross profit *	435	1,653	436	263	2,787

Reconciliation of reportable segment
gross profit to gross profit for the period

Depreciation					(183)
Stock based compensation					(6)

Gross profit for the period					$2,598

* Gross profit as reviewed by the CODM, represents gross profit, adjusted to exclude depreciation and stock-based compensation.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward - Looking Statements

The statements contained in this Quarterly Report on Form 10-Q, or Quarterly Report, that are not historical facts are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 and other federal securities laws. Such forward-looking statements may be identified by, among other things, the use of forward-looking terminology such as "believes", "intends", "plans", "expects", "may", "will", "should",  or "anticipates" or the negative thereof or other variations thereon or comparable terminology, and similar expressions are intended to identify forward-looking statements.  We remind readers that forward-looking statements are merely predictions and therefore are inherently subject to uncertainties and other factors and involve known and unknown risks that could cause the actual results, performance, levels of activity, or our achievements, or industry results, to be materially different from any actual future results, performance, levels of activity, or our achievements, or industry results, expressed or implied by such forward-looking statements. Such forward-looking statements may appear in this Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” as well as elsewhere in this Quarterly Report and include, among other statements, statements regarding the following:

•	our intention to continue to leverage our core competencies in the areas of cashless payment solutions, and our belief that this approach will allow us to expand faster and into new territories;

•	the expected development and potential benefits from our existing or future products or our intellectual property, or IP;

•	increased generation of revenues from licensing, transaction fees and/or other arrangements;

•	future sources of revenue, ongoing relationships with current and future suppliers, customers, end-user customers and resellers;

•	our intention to generate additional recurring revenues;

•	future costs and expenses and adequacy of capital resources;

•	our intention to continue to expand our market presence via strategic partnerships around the globe;

•	our plans to increase our cash resources, such as by capitalizing on our patent portfolio, sales of assets or parts of our business or raising funds;

•	our plans to reduce our financial expenses;

•	our expectations regarding our short-term and long-term capital requirements;

•	our intention to continue to invest in research and development;

•	our outlook for the coming months; and

•	information with respect to any other plans and strategies for our business.

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

Our business and operations are subject to substantial risks, which increase the uncertainty inherent in the forward-looking statements contained in this Quarterly Report. Except as required by law, we undertake no obligation to release publicly the result of any revision to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Further information on potential factors that could affect our business is described among others under the heading “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2014 filed with SEC. Readers are also urged to carefully review and consider the various disclosures we have made in that report.

As used in this Quarterly Report, the terms "we", "us", "our", “the Company”, and "OTI" mean On Track Innovations Ltd. and our subsidiaries and affiliates, unless otherwise indicated or as otherwise required by the context.

All figures in this Quarterly Report are stated in United States dollars, unless otherwise specified in.

Overview

We are a pioneer and leading developer of cutting-edge secure cashless payment solutions and for over two decades, we have provided innovative technology to worldwide enterprises. We operate in three main segments: Petroleum, Retail and Mass Transit Ticketing and Parking.  In addition to our three reportable segments, certain products for the medical industry and other secure smart card solutions are classified under "Other" in the segment analysis appearing in this Quarterly Report.

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

In 2013, we made a strategic decision to focus our efforts on our core business of providing cashless payment solutions based among other things on contactless and near field communication, or NFC, technology and to divest businesses in the Company that are not within this business scope. By optimizing our operational structure, we better leveraged our core competencies in the areas of cashless payment solutions in 2014, and we intend to continue doing so in the near future. In addition, these divestures allow us to focus on building our sales momentum, leverage our growing industry adoption as a technology leader in the fast growing NFC and cashless payments markets, and reduce unnecessary headcount and costs. We believe that this approach will allow us to expand faster and into new territories.

In addition, we made a strategic decision to focus on enforcing our patent portfolio, and on maximizing the value of our IP through licensing, customized technology solutions, strategic partnerships and litigation.

RESULTS OF OPERATIONS – THREE MONTHS ENDED MARCH 31, 2015 COMPARED TO THREE MONTHS ENDED MARCH 31, 2014.

This discussion and analysis should be read in conjunction with our interim condensed consolidated financial statements and notes thereto contained in “Item 1.  Financial Statements” of this Quarterly Report.

Results of Operations

In December 2013, we completed the sale of certain assets, certain subsidiaries and IP directly related to our SmartID division. In February 2014, we sold our wholly owned German subsidiary, Intercard. The results from such operations and the cash flows for the reporting periods are presented in the statements of operations and in the statements of cash flow, respectively, as discontinued operations separately from continuing operations. All the data in this Quarterly Report that are derived from our financial statements, unless otherwise specified, exclude the results of those discontinued operations.

Sources of Revenue

We have historically derived a substantial majority of our revenues from the sale of our products, including both complete systems and original equipment manufacturer components. In addition, we generate revenues from licensing and transaction fees, and also, less significantly, from engineering services, customer services and technical support. During the three months ended March 31, 2015 and March 31, 2014, the revenues that we derived from sales and licensing and transaction fees were as follows (in thousands):

	Three months ended March 31,
	2015	2014
Sales	$3,597	$3,838
Licensing and transaction fees	$1,378	$1,360
Total revenues	$4,975	$5,198

Sales decreased by $241,000, or 6%, in the three months ended March 31, 2015, compared to the three months ended March 31, 2014. The decrease in 2015 is mainly attributed to a decrease in sales related to our Parking products and NFC readers in the European market, partially offset by an increase in sales of Petroleum products.

Licensing and transaction fees Licensing and transaction fees include single and periodic payments for distribution rights for our products. Transaction fees are paid by customers based on the volume of transactions processed by systems that contain our products. Our licensing and transaction fees in the three months ended March 31, 2015, compared to the three months ended March 31, 2014, remained consistent.

We have historically derived revenues from different geographical areas.  The following table sets forth our revenues (in thousands) and as a percentage of revenues in different geographical areas, in the three months ended March 31, 2015 and March 31, 2014:

Three months ended March 31,	Africa		Europe		Asia		Americas
2015	$869	17%	$1,480	30%	$377	8%	$2,249	45%
2014	$1,005	20%	$1,786	34%	$384	7%	$2,023	39%

Our revenues from sales in Africa decreased by $136,000, or 14%, in the three months ended March 31, 2015, compared to the three months ended March 31, 2014, mainly due to a decrease in sales of our MediSmart products.

Our revenues from sales in Europe decreased by $306,000, or 17%, in the three months ended March 31, 2015, compared to the three months ended March 31, 2014, mainly due to a decrease in sales of Parking products and a decrease in sales of NFC readers.

Our revenues from sales in Asia in the three months ended March 31, 2015, compared to the three months ended March 31, 2014, remained consistent.

Our revenues from sales in Americas increased by $226,000, or 11%, in the three months ended March 31, 2015, compared to the three months ended March 31, 2014, mainly due to an increase in sales of Petroleum products to the South American market.

Our revenues derived from outside the United States, which are primarily received in currencies other than the U.S. dollar, will have a varying impact upon our total revenues, as a result of fluctuations in such currencies’ exchange rates versus the U.S. dollar.

The following table sets forth our revenues (in thousands) and as a percentage of revenues by segments, during the three months ended March 31, 2015 and March 31, 2014:

Three months ended March 31,	Petroleum		Parking		Retail and Mass Transit Ticketing		Other
2015	$1,140	23%	$341	7%	$3,107	62%	$387	8%
2014	$659	13%	$681	13%	$3,387	65%	$471	9%

Our revenues in the three months ended March 31, 2015, from Petroleum increased by $481,000, or 73%, compared to the three months ended March 31, 2014, mainly due to an increase in sales of Petroleum products in the Americas, Asia and Europe.

Our revenues in the three months ended March 31, 2015, from Parking decreased by $340,000, or 50%, compared to the three months ended March 31, 2014, mainly due to a decrease in revenues generated from the European and the Israeli markets.

Our revenues from Retail and Mass Transit Ticketing in the three months ended March 31, 2015, decreased by $280,000, or 8%, compared to the three months ended March 31, 2014, mainly due to a decrease in sales of NFC readers in the European market.

Our revenues in the three months ended March 31, 2015, from our Other segment decreased by $84,000, or 18%, compared to the three months ended March 31, 2014, mainly due to a decrease in sales of MediSmart products in Africa.

Cost of Revenues and Gross Margin

Our cost of revenues, presented by gross profit and gross margin percentage, in the three months ended March 31, 2015 and March 31, 2014, were as follows (in thousands):

Cost of revenues	Three months ended March 31,
	2015	2014

Cost of sales	$2,505	$2,600
Gross profit	$2,470	$2,598
Gross margin percentage	50%	50%

Cost of sales.  Cost of revenues relating to sales consists primarily of materials, as well as salaries, fees to subcontractors and related costs of our technical staff that assemble our products.  The decrease of $95,000, or 4%, in the three months ended March 31, 2015, compared to the three months ended March 31, 2014, resulted primarily from a decrease in our revenues.

Gross margin. Gross margin in the three months ended March 31, 2015, compared to the three months ended March 31, 2014, remained consistent.

Operating expenses

Our operating expenses in the three months ended March 31, 2015 and March 31, 2014, were as follows (in thousands):

Operating expenses	Three months ended March 31,
	2015	2014
Research and development	$968	$1,160
Selling and marketing	$1,886	$2,120
General and administrative	$1,241	$1,471
Patent litigation and maintenance	$176	$639
Other expenses	$77	$-
Total operating expenses	$4,348	$5,390

Research and development.  Our research and development expenses consist primarily of the salaries and related expenses of our research and development staff, as well as subcontracting expenses. All research and development costs are expensed as incurred. The decrease of $192,000, or 17%, in the three months ended March 31, 2015, compared to the three months ended March 31, 2014, is primarily attributed to a decrease in employment expenses due to the shutdown of operation of our wholly owned subsidiary Smart Card Engineering Ltd. in December 2014, and to a lesser extent, to a decrease in subcontractor expenses. Our research and development expenses may increase in the future as we continue to develop new products and new applications for our existing products.

Selling and marketing.  Our selling and marketing expenses consist primarily of salaries and substantially all of the expenses of our sales and marketing subsidiaries and offices in the United States, South Africa and Europe, as well as expenses related to advertising, professional expenses and participation in exhibitions and tradeshows. The decrease of $234,000, or 11%, in the three months ended March 31, 2015, compared to the three months ended March 31, 2014, is primarily attributed to a decrease in employment expenses due to a decrease in the number of selling and marketing employees, and to a lesser extent to a decrease in exhibitions and advertising expenses. Our selling and marketing expenses may increase in the future as we continue to expand our local sales and marketing efforts, open new offices and in the event that we hire additional personnel.

General and administrative.  Our general and administrative expenses consist primarily of salaries and related expenses of our executive management and financial and administrative staff. These expenses also include costs of our professional advisors (such as lawyers and accountants), office expenses, insurance, general and administrative expenses and provision for doubtful accounts. The decrease of $230,000, or 16%, in the three months ended March 31, 2015, compared to the three months ended March 31, 2014, is primarily attributed to a decrease in employment expenses due to a decrease in the number of general and administrative employees, and to a lesser extent, to a decrease in business travel expenses, partially offset by an increase in professional consulting expenses. General corporate and administrative expenses may increase in the future as we continue to expand our operations.

Patent litigation and maintenance expenses. Our patent litigation and maintenance expenses consist primarily of professional advisors related to our patents and other IP, such as lawyers or other consultants, as part of the Company's long-term plan to maximize the value of our IP, and also consist of salaries and related expenses of our team of employees executing this strategy. The decrease of $463,000, or 72%, in the three months ended March 31, 2015, compared to the three months ended March 31, 2014, is primarily attributed to a decrease in legal fees. This decrease is also attributed to a decrease in employment expenses due to a decrease in the number of employees handling this matter.

Other expenses. Our other expenses consist of partial compensation expenses provision related to the termination of employment of our Chief Executive Office, or CEO, Mr. Ofer Tziperman, according to his employment terms, following his resignation from the Company and its subsidiaries on February 10, 2015.

Financing expenses, net

Our financing expenses, net, in the three months ended March 31, 2015 and March 31, 2014, were as follows (in thousands):

	Three months ended March 31,
	2015	2014
Financing income	$48	$103
Financing expenses	$(273)	$(207)
Financing expenses, net	$(225)	$(104)

Financing expenses consist primarily of interest payable on bank loans, bank commissions and foreign exchange losses. Financing income primarily of foreign exchange gains and from interest earned on investments in short term deposits. The decrease in financing income in the three months ended March 31, 2015, compared to the three months ended March 31, 2014, of $55,000, or 53%, is mainly due to the exchange rate differentials. The increase in financing expenses in the three months ended March 31, 2015, compared to the three months ended March 31, 2014, of $66,000, or 32%, is mainly due to the exchange rate differentials of the U.S. dollar against the Euro and the South African Rand, partially offset by a decrease in interest expenses on short term and long term bank credit.

Net loss from continuing operations

Our net loss from continuing operations in the three months ended March 31, 2015 and March 31, 2014, was as follows (in thousands):

	Three months ended March 31,
	2015	2014
Net loss from continuing operations	$(2,122)	$(3,014)

The decrease of $892,000, or 30%, in the three months ended March 31, 2015, compared to the three months ended March 31, 2014, is primarily due to a decrease in our operating expenses partially offset by a decrease in our gross profit, and an increase in financing expenses, net, as described above.

Net profit (loss) from discontinued operations

Our net profit (loss) from discontinued operations in the three months ended March 31, 2015 and March 31, 2014, was as follows (in thousands):

	Three months ended March 31,
	2015	2014
Net profit (loss) from discontinued operations	$362	$(344)

In December 2013, we completed the sale of certain assets, certain subsidiaries and IP assets directly related to our SmartID division. Further, in February 2014, we sold Intercard.

The results from these operations for the reporting periods are presented in the statements of operations as discontinued operations separately from continuing operations.

The decrease in net loss from discontinued operations of $706,000 in the three months ended March 31, 2015, compared to the three months ended March 31, 2014, is due to a decrease in net loss from discontinued operations activity from the sale of Intercard in February 2014 and due to a $387,000 profit from contingent consideration according to an earn out mechanism as part of our SmartID divestiture.

Net loss

Our net loss in the three months ended March 31, 2015 and March 31, 2014, was as follows (in thousands):

	Three months ended March 31,
	2015	2014
Net loss	$(1,760)	$(3,358)

The decrease in net loss of $1.6 million, or 48%, in the three months ended March 31, 2015, compared to the three months ended March 31, 2014, is primarily due to a decrease in our operating expenses and a decrease in net loss from discontinued operations, partially offset by a decrease in our gross profit, and an increase in financing expenses, net, as described above.

Liquidity and Capital Resources

Our principal sources of liquidity since our inception have been sales of equity securities, borrowings from banks, cash from the exercise of options and warrants and proceeds from divestitures of parts of our businesses. We had cash, cash equivalents and short-term investments representing bank deposits of $15.8 million (of which an amount of $2.0 million has been pledged as a security in respect of performance guarantees granted to third parties and guarantees to secure customer advances, loans and credit lines received from a bank) as of March 31, 2015, and $16.4 million as of December 31, 2014 (of which an amount of $2.0 million had then been pledged as a security in respect of performance guarantees granted to third parties and guarantees to secure customer advances, loans and credit lines received from a bank).  We believe that we have sufficient capital resources to fund our operations in the next 12 months. We adhere to an investment policy which is intended to enable the Company to avoid being classified as a “passive foreign investment company,” or PFIC, under U.S. law. That said, we cannot provide complete assurance that PFIC status will be avoided in the future.  In addition, our investment policy requires investment in high-quality investment-grade securities. As of March 31, 2015, the bank loans are denominated in the following currencies: U.S. dollars ($422,000, with maturity dates ranging from 2015 through 2019), NIS ($476,000, with maturity dates ranging from 2015 through 2019), South African Rand ($822,000, with maturity dates ranging from 2015 through 2023) and Polish Zloty ($916,000, with maturity dates ranging from 2015 through 2018). As of March 31, 2015, these loans bear interest at rates ranging from 4.4%-7.5% per annum.

Our composition of long-term loans as of March 31, 2015, was as follows (in thousands):

March 31, 2015
Long-term loans	$2,636
Less - current maturities	766
$1,870

Our composition of short-term loans, bank credit and current maturities of long-term loans as of March 31, 2015, was as follows (in thousands):

	March 31, 2015
	Interest rate
In NIS	4.7%	$778
In USD	4.0%	1,800
In Polish Zloty	3.6%	771
		3,349
Current maturities of long-term loans		766
		$4,115

On November 4, 2014, the Company signed a financial and restrictive covenant with Bank Leumi L’Israel Ltd. in order to secure bank services and obtain bank credit and loans. Under the covenant, we are obligated to meet the following: (i) our total liquid deposits will not be less than $6.0 million at any time; (ii) beginning January 1, 2015, our annual operational profit on an earnings before interest, taxes, depreciation and amortization basis will not be less than $1.0 million; (iii) our annual revenues will not be less than $20.0 million; and (iv) for 2014, equity was required to be at a level of 25% of the total assets and equity sum of no less than $9.5 million, for 2015, equity is required to be at a level of 28% of the total assets and equity sum of no less than $10.5 million, for 2016 and onwards, equity is required to be at a level of 30% of the total assets and equity sum of no less than $11.0 million. As of March 31, 2015, we are in compliance with these covenants.

For the three months ended March 31, 2015, we had a negative cash flow from continuing operations of $168,000. We may continue to suffer from negative cash flow from operations. We are looking for ways to increase our cash resources, such as capitalizing on our patent portfolio, sales of assets or parts of our business or raising funds. In addition, we are looking for ways to reduce our financial expenses, including repayment of debt instruments.

Operating activities related to continuing operations

For the three months ended March 31, 2015, net cash used in continuing operating activity was $168,000 primarily due to a $2.1 million net loss from continuing operations, a $288,000 decrease in trade payables, a $148,000 decrease in other current liabilities, a $20,000 decrease in accrued severance pay and a $2,000 decrease in accrued interest partially offset by a $1.4 million decrease in trade receivables, a $501,000 decrease in inventory, $298,000 of depreciation, a $180,000 expense due to stock based compensation issued to employees and others, a $31,000 decrease in other receivables and prepaid expenses and a $19,000 increase in deferred tax.

For the three months ended March 31, 2014, net cash used in continuing operating activity was $3.0 million primarily due to a $3.0 million net loss from continuing operations, a $316,000 decrease in trade payables, a $313,000 increase in inventory, a $163,000 increase in other receivables and prepaid expenses and a $5,000 gain on sale of property and equipment, partially offset by $331,000 of depreciation, a $192,000 decrease in trade receivables, a $156,000 expense due to stock based compensation issued to employees and others, a $46,000 increase in other current liabilities, a $43,000 increase in deferred tax, a $25,000 increase in accrued severance pay and a $7,000 increase in accrued interest.

Operating activities related to discontinued operations

For the three months ended March 31, 2015, net cash used in discontinued operating activities was $25,000, related to the SmartID division. For the three months ended March 31, 2014, net cash used in discontinued operating activities was $874,000, related to the SmartID division and Intercard.

Investing and financing activities related to continuing operations

For the three months ended March 31, 2015, net cash provided by continuing investing activities was $699,000, mainly due to a $2.0 million in proceeds from the maturity and sale of short term investments, partially offset by $1.2 million purchase of short term investments, a $111,000 purchase of property and equipment and a $6,000 purchase of intangible assets.

For the three months ended March 31, 2014, net cash used in continuing investing activities was $1.6 million, mainly due to a $2.0 million purchase of short term investments and $98,000 purchase of property and equipment, partially offset by $518,000 in proceeds from the maturity and sale of short term investments and $5,000 in proceeds from the sale of property and equipment.

For the three months ended March 31, 2015, net cash used in continuing financing activities was $121,000 mainly due to a $229,000 repayment of long-term bank loans partially offset by a $108,000 increase in short-term bank credit, net.

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

Investing and financing activities related to discontinued operations

We had no cash flows provided by or used in discontinued investing or financing activities in the three months ended March 31, 2015.

For the three months ended March 31, 2014, net cash provided by discontinued investing activities was $695,000 mainly due to payments received related to the sale of Intercard.

For the three months ended March 31, 2014, net cash used in discontinued financing activities was $154,000 mainly due to repayments of short term loans related to Intercard.

Off Balance Sheet Arrangements

As of March 31, 2015, we had no off balance sheet arrangements that have had or that we expect would be reasonably likely to have a future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures - We maintain a system of disclosure controls and procedures that are designed for the purposes of ensuring that information required to be disclosed in our SEC reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our CEO and our Chief Financial Officer, or CFO, as appropriate to allow timely decisions regarding required disclosures.

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

Changes in Internal Control Over Financial Reporting - There has been no change in our internal control over financial reporting during the first quarter of fiscal 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

        On March 26, 2012, we filed a patent infringement lawsuit in the United States District Court for the Southern District of New York against T-Mobile USA, Inc. (Civil Action No. 12-cv-2224-AJN) for selling NFC enabled phones that infringe our U.S. Patent No. 6,045,043, or the ‘043 Patent . Our requested relief in the 2012 lawsuit is a declaration that T-Mobile infringes our patent, an injunction against further infringement, direct and indirect damages for the infringement, and attorneys’ fees. On March 25, 2015, the Court ruled mostly in our favor and among others, granted summary judgment with respect to our claim that certain mobile phones sold by T-Mobile infringe our ‘043 Patent. The Court scheduled a jury trial on November 30, 2015. On May 5, 2015, we filed a second patent infringement lawsuit against T-Mobile in the United States District Court for the Southern District of New York, Civil Action No. 1:15-cv-03491, regarding certain T-Mobile NFC enabled phones fitted with a Giesecke & Devirent Advanced SIM cards for infringing our ‘043 Patent. We concurrently filed a Related Case Statement to the March 2012 lawsuit. The May 2015 lawsuit has not yet been assigned to a judge, and T-Mobile has not yet presented a defense.

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

101 *
The following materials from our Quarterly Report on Form 10-Q for the quarter ended March 31, 2015 formatted in XBRL (eXtensible Business Reporting Language): (i) the Interim Condensed Consolidated Balance Sheets, (ii) the Interim Condensed Consolidated Statements of Operations, (iii) the Interim Condensed Consolidated Statements of Comprehensive Loss, (iv) the Interim Condensed Statements of Changes in Equity, (v) the Interim Condensed Consolidated Statements of Cash Flows, and (vi) the Notes to Interim Condensed Consolidated Financial Statements, tagged as blocks of text and in detail.

*Filed herewith.

** Furnished herewith.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ON TRACK INNOVATIONS LTD.

By: /s/ Ofer Tziperman
Ofer Tziperman, Chief Executive Officer
(Principal Executive Officer)
Dated: May 14, 2015

By: /s/ Shay Tomer
Shay Tomer, Chief Financial Officer
(Principal Financial and Accounting Officer)
Dated:  May 14, 2015