Form 10-Q
period 2015-06-30
ON TRACK INNOVATIONS LTD
filed 2015-08-10
CIK 1021604

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

Yes ☐    No ☒

State the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: 40,835,974 Ordinary Shares outstanding as of August 10, 2015.

ON TRACK INNOVATIONS LTD.

PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements.

ON TRACK INNOVATIONS LTD. AND ITS SUBSIDIARIES

INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As of June 30, 2015

(Unaudited)

On Track Innovations Ltd.
and its Subsidiaries

Interim Condensed Consolidated Financial Statements
As of June 30, 2015
(Unaudited)

On Track Innovations Ltd.
and its Subsidiaries

Interim Unaudited Condensed Consolidated Financial Statements as of June 30, 2015

Contents

On Track Innovations Ltd.
and its Subsidiaries

Interim Unaudited Condensed Consolidated Balance Sheets

US dollars in thousands except share and per share data

	June 30,	December 31,
	2015	2014
Assets

Current assets
Cash and cash equivalents	$5,460	$5,351
Short-term investments	8,908	11,048
Trade receivables (net of allowance for doubtful
accounts of $711 and $671 as of June 30, 2015
and December 31, 2014, respectively)	4,270	4,299
Other receivables and prepaid expenses	2,235	2,530
Inventories	3,355	3,703
Total current assets	24,228	26,931

Long term restricted deposit for employees benefit	714	555

Severance pay deposits	541	614

Property, plant and equipment, net	8,633	9,234

Intangible assets, net	67	-

Deferred tax asset	44	47

Total Assets	$34,227	$37,381

The accompanying notes are an integral part of these interim unaudited condensed consolidated financial statements.

On Track Innovations Ltd.
and its Subsidiaries

Interim Unaudited Condensed Consolidated Balance Sheets

US dollars in thousands except share and per share data

	June 30,	December 31,
	2015	2014
Liabilities and Equity

Current Liabilities
Short-term bank credit and current maturities of long-term bank loans	$4,840	$3,617
Trade payables	6,673	7,306
Other current liabilities	2,737	2,656
Total current liabilities	14,250	13,579

Long-Term Liabilities
Long-term loans, net of current maturities	2,117	2,161
Accrued severance pay	1,363	1,456
Deferred tax liability	285	302
Total long-term liabilities	3,765	3,919

Total Liabilities	18,015	17,498

Equity
Shareholders' Equity
Ordinary shares of NIS 0.1 par value: Authorized –
50,000,000 shares as of June 30, 2015 and
December 31, 2014; issued: 42,014,673 and 41,996,602
shares as of June 30, 2015 and December 31, 2014, respectively;
outstanding: 40,835,974 and 40,817,903 shares
as of June 30, 2015 and December 31, 2014, respectively	1,055	1,055
Additional paid-in capital	224,566	224,234
Treasury shares at cost - 1,178,699 shares as of June 30,
2015 and December 31, 2014	(2,000)	(2,000)
Accumulated other comprehensive loss	(994)	(800)
Accumulated deficit	(205,886)	(202,103)
Total Shareholder’s equity	16,741	20,386
Non-controlling interest	(529)	(503)

Total Equity	16,212	19,883

Total Liabilities and Equity	$34,227	$37,381

The accompanying notes are an integral part of these interim unaudited condensed consolidated financial statements.

On Track Innovations Ltd.
and its Subsidiaries
Interim Unaudited Condensed Consolidated Statements of Operations

US dollar in thousands except share and per share data

	Three Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Revenues
Sales	$4,057	$5,852	$7,654	$9,690
Licensing and transaction fees	1,359	1,302	2,737	2,662

Total revenues	5,416	7,154	10,391	12,352

Cost of revenues
Cost of sales	2,718	3,847	5,223	6,447

Gross profit	2,698	3,307	5,168	5,905
Operating expenses
Research and development	937	1,221	1,905	2,381
Selling and marketing	1,772	2,072	3,658	4,192
General and administrative	1,143	1,638	2,384	3,109
Patent litigation and maintenance	283	380	459	1,019
Other expenses	433	-	510	-

Total operating expenses	4,568	5,311	8,916	10,701

Operating loss from continuing operations	(1,870)	(2,004)	(3,748)	(4,796)

Financial expenses, net	(195)	(249)	(420)	(353)

Loss from continuing operations
before taxes on income	(2,065)	(2,253)	(4,168)	(5,149)

Income tax	16	(55)	(3)	(173)

Net loss from continuing operations	(2,049)	(2,308)	(4,171)	(5,322)
Net income (loss) from discontinued operations	-	74	362	(270)

Net loss	(2,049)	(2,234)	(3,809)	(5,592)

Net loss attributable to noncontrolling interest	35	15	26	9
Net loss attributable to shareholders	$(2,014)	$(2,219)	$(3,783)	$(5,583)

Basic and diluted net gain (loss) attributable to shareholders per ordinary share
From continuing operations	(0.05)	(0.07)	(0.10)	(0.16)
From discontinued operations	-	** -	0.01	(0.01)

	$(0.05)	$(0.07)	$(0.09)	$(0.17)

Weighted average number of ordinary shares
used in computing basic and diluted net loss
per ordinary share	40,873,680	33,228,978	40,865,089	33,212,538

**Less than 0.01 per ordinary share
The accompanying notes are an integral part of these interim unaudited condensed consolidated financial statements.

  On Track Innovations Ltd.
and its Subsidiaries

Interim Unaudited Condensed Consolidated Statements of Comprehensive Loss

US dollars in thousands

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Total comprehensive loss:
Net loss	$(2,049)	$(2,234)	$(3,809)	$(5,592)
Foreign currency translation adjustments	30	(13)	(194)	(37)
Foreign currency translation released following sale of a subsidiary	-	-	-	(336)

Total comprehensive loss	$(2,019)	$(2,247)	$(4,003)	$(5,965)
Comprehensive loss attributable to the non-controlling interest	35	15	26	9
Total comprehensive loss attributable to shareholders	$(1,984)	$(2,232)	$(3,977)	$(5,956)

The accompanying notes are an integral part of these interim unaudited condensed consolidated financial statements.

  On Track Innovations Ltd.
and its Subsidiaries

Interim Unaudited Condensed Consolidated Statements of Changes in Equity

US dollars in thousands

					Accumulated
			Additional	Treasury	other
	Number of	Share	paid-in	Shares	comprehensive	Accumulated	Noncontrolling	Total
	Shares issued	capital	capital	(at cost)	Income (loss)	deficit	interest	equity

Balance as of December 31, 2013	34,199,511	$854	$212,246	$(2,000)	$28	$(192,179)	$(545)	$18,404

Changes during the six month period
ended June 30, 2014:

Stock-based compensation related to options granted	-	-	436	-	-	-	-	436
Exercise of options and warrants	186,555	6	210	-	-	-	-	216
Foreign currency translation adjustments	-	-	-	-	(373)	-	-	(373)
Net loss	-	-	-	-	-	(5,583)	(9)	(5,592)
Balance as of June 30, 2014	34,386,066	$860	$212,892	$(2,000)	$(345)	$(197,762)	$(554)	$13,091

Balance as of December 31, 2014	41,996,602	$1,055	$224,234	$(2,000)	$(800)	$(202,103)	$(503)	$19,883

Changes during the six month period
ended June 30, 2015:

Stock-based compensation related to options granted	-	-	332	-	-	-	-	332
Exercise of warrants	18,071	-	-	-	-	-	-	-
Foreign currency translation adjustments	-	-	-	-	(194)	-	-	(194)
Net loss	-	-	-	-	-	(3,783)	(26)	(3,809)
Balance as of June 30, 2015	42,014,673	$1,055	$224,566	$(2,000)	$(994)	$(205,886)	$(529)	$16,212

The accompanying notes are an integral part of these interim unaudited condensed consolidated financial statements.

  On Track Innovations Ltd.
and its Subsidiaries
Interim Unaudited Condensed Consolidated Statements of Cash Flows

US dollars in thousands

	Six months ended June 30,
	2015	2014
Cash flows from continuing operating activities
Net loss from continuing operations	$(4,171)	$(5,322)
Adjustments required to reconcile net loss to net cash used in continuing operating activities:
Stock-based compensation related to options and shares issued to employees	332	436
Gain on sale of property and equipment	-	(5)
Depreciation	617	648

Changes in operating assets and liabilities:
Accrued severance pay, net	(20)	(6)
Accrued interest and linkage differences	(42)	(8)
Deferred tax, net	1	134
Decrease (increase) in trade receivables	482	(1,676)
Decrease (increase) in other receivables and prepaid expenses	374	(138)
Decrease (increase) in inventories	290	(104)
(Decrease) increase in trade payables	(274)	816
Increase (decrease) in other current liabilities	119	(1,018)
Net cash used in continuing operating activities	(2,292)	(6,243)

Cash flows from continuing investing activities

Purchase of property and equipment	(464)	(202)
Purchase of short-term investments	(4,180)	(2,402)
Purchase of intangible assets	(67)	-
Investment in restricted deposit for employees benefit	(281)	-
Proceeds from maturity or sale of short - term investments	6,343	560
Proceeds from sale of property and equipment	1	5
Net cash provided by (used in) continuing investing activities	1,352	(2,039)

Cash flows from continuing financing activities
Increase in short-term bank credit, net	809	215
Proceeds from long-term bank loans	446	12
Repayment of long-term bank loans	(404)	(436)
Proceeds from exercise of options	-	311
Net cash provided by continuing financing activities	851	102

Cash flows from discontinued operations
Net cash used in discontinued operating activities	(25)	(1,264)
Net cash provided by discontinued investing activities	387	695
Net cash used in discontinued financing activities	-	(154)
Total net cash provided by (used in) discontinued operations	362	(723)

Effect of exchange rate changes on cash and cash equivalents	(164)	55

Increase (decrease) in cash and cash equivalents	109	(8,848)
Cash and cash equivalents at the beginning of the period	5,351	14,962

Cash and cash equivalents at the end of the period	$5,460	$6,114

The accompanying notes are an integral part of these interim unaudited condensed consolidated financial statements.

On Track Innovations Ltd.
and its Subsidiaries

Interim Unaudited Condensed Consolidated Statements of Cash Flows (cont’d)

US dollars in thousands

	Six months ended June 30,
	2015	2014
Supplementary cash flows activities:

Cash paid during the period for:

Interest paid	$146	$147

Income taxes paid	$-	$33

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

In the opinion of management, all adjustments considered necessary for a fair presentation, consisting of normal recurring adjustments, have been included. Operating results for the six month period ended June 30, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015.

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

1.
In December 2013, the Company completed the sale of certain assets, subsidiaries and intellectual property ("IP") relating to its Smart ID division. Accordingly the results and the cash flows of this operation for all reporting periods are presented in the statements of operations and in the statements of cash flows, respectively, as discontinued operations separately from continuing operations. During the six month periods ended June 30, 2015 and June 30, 2014, the Company recorded profit from contingent consideration in the amount of $387 and $230, respectively, from which $0 and $230 were recognized during the three month periods ended on such dates, respectively, according to an earn out mechanism. This profit is included in ‘other income, net’ within income from discontinued operations for those periods (see also Note 7).

In June 2015, the purchaser of our Smart ID division, SuperCom Ltd., raised cash through an equity offering. Based on the Smart ID division sale agreement, such an event entitles the Company to additional consideration. Future receipts, which may be significant, will be accounted as income from discontinued operations.

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

Accordingly, the results and the cash flows of this operation for all reporting periods are presented in the statements of operations and in the statements of cash flows, respectively, as discontinued operations separately from continuing operations. On the closing date in 2014, the Company recorded a loss from this divesture in the amount of $7, which consists of transaction costs, in the amount of $343, and a profit in the amount of $336 due to transfer of Intercard’s accumulated foreign currency translation adjustments from other comprehensive loss to the statement of operations.

Those amounts are included in ‘other income, net’ from discontinued operations for the six months ended June 30, 2014 (see also note 7).

The Company has not recorded any profit from contingent consideration pursuant to the German Subsidiary Divesture as of June 30, 2015.

D.	Other expenses

Other operating expenses consist of partial compensation expenses provision related to the termination of employment of the Company’s Chief Executive Office, Mr. Ofer Tziperman, according to his employment terms, following his resignation from the Company and its subsidiaries on February 10, 2015 and also consist of  non recurring consulting fees as part of the Company’s strategic review.  The Company presents such expenses as a separate item within its operating expenses because it believes that such presentation improves the understandability of the statement of operations.

Note 2 – Significant Accounting Policies

These interim unaudited condensed consolidated financial statements have been prepared according to the same accounting policies as those discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, and according to the following additional policies:

A.	Intangible assets, net

Intangible assets subject to capitalization include costs incurred by the Company to acquire product certifications. According to Accounting Standards Codification (“ASC”) Topic 350, “Intangibles - Goodwill and Other,” software that is part of a product or process to be sold to a customer shall be accounted for under ASC Subtopic 985-20. The costs of product certification are capitalized once technological feasibility is determined. The Company determines that technological feasibility for its products is reached after all high-risk development issues have been resolved. Once the products are available for general release to the Company’s customers, the Company ceases capitalizing the product certification costs and all additional costs, if any, are expensed. The capitalized product certification costs are amortized on a product-by-product basis using the straight-line amortization. The amortization begins when the products are available for general release to the Company’s customers.

On Track Innovations Ltd.
and Subsidiaries
Notes to the Interim Unaudited Condensed Consolidated Financial Statements

US dollars in thousands

Note 2 – Significant Accounting Policies (cont’d)

B.	Recent accounting pronouncements

1.
On May 28, 2014, the Financial Accounting Standards Board (“FASB”) issued ASU (“ASU”) 2014-09, “Revenue from Contracts with Customers (Topic 606)”, which requires an entity to recognize the amount of revenues to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The new standard is effective for the Company on January 1, 2018. Early application will be permitted starting January 1, 2017. The ASU permits the use of either the retrospective or cumulative effect transition method. The Company is currently evaluating the effect that ASU 2014-09 will have on its consolidated financial statements and related disclosures. The Company has not yet selected a transition method nor has it determined the effect of the standard on its ongoing financial reporting.

2.
In August 2014, the FASB issued ASU 2014-15, “Presentation of Financial Statements – Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern.” The ASU is intended to define management’s responsibility to evaluate whether there is substantial doubt about an organization’s ability to continue as a going concern and to provide related footnote disclosures. The amendments in this ASU are effective for reporting periods beginning after December 15, 2016, with early adoption permitted. The Company is currently assessing the impact the adoption of ASU 2014-15 will have on its ongoing financial reporting.

3.
In July 2015, the FASB issued ASU 2015-11, Inventory (Topic 330), Simplifying the Measurement of Inventory (ASU 2015-11), which changes the measurement principle for inventory from the lower of cost or market to lower of cost and net realizable value. Net realizable value is defined as the “estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation.” ASU 2015-11 eliminates the guidance that entities consider replacement cost or net realizable value less an approximately normal profit margin in the subsequent measurement of inventory when cost is determined on a first-in, first-out or average cost basis. The provisions of ASU 2015-11 are effective for public entities with fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. Early adoption is permitted. The Company is in the process of evaluating the impact to its consolidated financial position, consolidated results of operations, and consolidated cash flows of the adoption of ASU 2015-11.

On Track Innovations Ltd.
and Subsidiaries
Notes to the Interim Unaudited Condensed Consolidated Financial Statements

US dollars in thousands

Note 3 - Other Receivables and Prepaid Expenses

	June 30,	December 31,
	2015	2014
Government institutions	$445	$452
Prepaid expenses	610	690
Receivables under contractual obligations to be transferred to others *	517	695
Other receivables	663	693

	$2,235	$2,530

*	The Company’s subsidiary in Poland is required to collect certain fees that are to be transferred to local authorities.

Note 4 - Inventories

Inventories consist of the following:

	June 30,	December 31,
	2015	2014
Raw materials	$1,076	$884
Work in progress	449	552
Finished products	1,830	2,267

	$3,355	$3,703

Note 5 - Other Current Liabilities

	June 30,	December 31,
	2015	2014
Employees and related expenses	$1,367	$1,175
Accrued expenses	882	902
Customer advances	172	244
Other current liabilities	316	335

	$2,737	$2,656

On Track Innovations Ltd.
and Subsidiaries
Notes to the Interim Unaudited Condensed Consolidated Financial Statements

US dollars in thousands

Note 6 - Commitments and Contingencies

A.	Legal claims

1.
On October 3, 2013, a financial claim was filed against the Company and its then French subsidiary, Parx France (in this paragraph, together the “Defendants”), in the Commercial Court of Paris, France (in this paragraph, the “Court”). The sum of the claim is Euro 1,500 (approximately $1,679), and is based on the allegation that the plaintiff sustained certain losses in connection with Defendants not granting the plaintiff exclusive marketing rights to distribute and operate the Defendants’ PIAF Parking System in Paris and the Ile of France. The Company filed an initial memorandum of defense rejecting the plaintiff’s allegations and claims. On May 19, 2014, during a preliminary Court hearing, it was established that the plaintiff, at all relevant times, was and is insolvent and under receivership, and therefore does not have the legal capacity to pursue the claim. Following a preliminary hearing held on October 7, 2014 the Court scheduled a pre-trial review hearing for November 6, 2014, where the Court heard the parties’ claims and allegations. The Company expects the court to schedule an additional pre-trial hearing in 2015. Based on the advice of counsel, the Company currently believes that it has no material obligations to the plaintiff and that there is no need for a provision for the claim.

2.
On July 29, 2014, a former employee of the Company's Smart ID division filed a financial claim against the Company in the Regional Labor Court in Tel Aviv. The sum of the claim is NIS 4,744 (approximately $1,259), and is based on the allegation that the Company owes the plaintiff certain commissions. On October 29, 2014 the Company filed a statement of defense rejecting the plaintiff’s allegations and claims. On March 10, 2015, the Court held a pre-trial review hearing where the Court made an initial review of the parties’ allegations. In the course of the hearing the plaintiff was ordered to amend and resubmit his statement of claims. Further to filing the amended statements of claim and defence, the parties have been instructed to attend mediation, scheduled to take place September 2015. Based on the advice of counsel, the Company currently believes that it has no material obligations to the Plaintiff and that there is no need for a provision for the claim.

B.	Guarantees

As of June 30, 2015, the Company granted performance guarantees in the sum of $838. The expiration dates of the guarantees range from July 2015 to May 2016.

C.
As of June 30, 2015, the Company is in compliance with the covenant signed with Bank Leumi L’Israel Ltd. (see note 8(F) in the Company’s consolidated financial statements as of December 31, 2014, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014).

On Track Innovations Ltd.
and Subsidiaries
Notes to the Interim Unaudited Condensed Consolidated Financial Statements

US dollars in thousands

Note 7 – Discontinued operations

As described in Note 1C, the Company divested the SmartID division and its interest in Intercard and presented these activities as discontinued operations. During the six month periods ended June 30, 2015 and June 30, 2014, the Company recorded profit from contingent consideration in the amount of $387 and $230, respectively, according to an earn out mechanism derived from the Smart ID division divesture. This profit is included in ‘other income, net’ within income from discontinued operations for the six month periods ended June 30, 2015 and June 30, 2014. During the six months ended June 30, 2014, the Company recorded loss from the German Subsidiary Divesture, including transaction costs, and profit due to transfer of its accumulated foreign currency translation adjustments from other comprehensive loss to the statement of operations which  totaled $7, which is presented below within ‘other  income, net’.

Set forth below are the results of the discontinued operations:

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Revenues	-	-	-	1,131
Expenses	-	(156)	(25)	(1,624)
Other income, net	-	230	387	223
Net profit (loss) from discontinued operations	-	74	362	(270)

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

The carrying amounts of variable interest rate long-term loans are equivalent or approximate to their fair value as they bear interest at approximate market rates. As of June 30, 2015, fair value of bank loans with fixed interest rates did not differ materially from the carrying amount.

As of June 30, 2015, the Company held approximately $8,908 of short-term bank deposits (as of December 31, 2014, $11,048). Short-term deposits in the amount of $2,288 have been pledged as security in respect of guarantees granted in respect of  performance guarantees, loans and credit lines received from a bank (as of December 31, 2014 - $2,045) and cannot be pledged to others or withdrawn without the consent of the bank.

Note 9 – Equity

A.	Stock option plans

During the six months ended June 30, 2015 and June 30, 2014, 125,000 and 1,006,667 options were granted, respectively. The vesting period for the options ranges from immediate vesting to vesting over a three year period. The exercise prices for the options range from $1.46 to $2.36. Those options expire up to five years after the date of the grant. Any options which are forfeited or cancelled before expiration become available for future grants under the Company’s option plan.

The fair value of each option granted to employees and non-employee during the six months ended June 30, 2015 and during the six months ended June 30, 2014, for which the exercise price was greater than par value, was estimated on the date of grant, using the Black-Scholes model and the following assumptions:

1.	Dividend yield of zero percent for all periods.
2.
Risk-free interest rate of 1.21% and 0.79%-1.05% for grants during the six months ended June 30, 2015 and June 30, 2014, respectively, based on U.S. Treasury yield curve in effect at the time of grant.

On Track Innovations Ltd.
 and Subsidiaries
Notes to the Interim Unaudited Condensed Consolidated Financial Statements

US dollars in thousands

Note 9 - Equity (cont'd)

A.	Stock option plans (cont'd)

3.	Estimated expected lives of 3.5 and 2.85-3.5 years for grants during the six months ended June 30, 2015 and June 30, 2014, respectively, using the simplified method.
4.
Expected average volatility of 69% and 66%-67%  for grants during the six months ended June 30, 2015 and June 30, 2014, respectively, which represent a weighted average standard deviation rate for the price of the Company's Ordinary Shares in the NASDAQ Global Market.

The Company’s options activity (including options to non-employees) during the six month period ended June 30, 2015, and the amount of options outstanding and exercisable as of December 31, 2014 and June 30, 2015, are summarized in the following table:

	Number of	Weighted
	options	average exercise
	outstanding	price per share
Outstanding – December 31, 2014	1,923,833	$2.09
Options granted	125,000	1.68
Options expired or forfeited	(91,499)	2.35
Options exercised	-	-
Outstanding – June 30, 2015	1,957,334	2.06

Exercisable as of:
December 31, 2014	697,003	$1.9
June 30, 2015	922,147	$1.92

The weighted average fair value of options granted during the six months ended June 30, 2015 and during the six months ended June 30, 2014 is $0.8 and $1.07, respectively, per option. The aggregate intrinsic value of outstanding options as of June 30, 2015 and December 31, 2014 is approximately $190 and $309, respectively. The aggregate intrinsic value of exercisable options as of June 30, 2015 and December 31, 2014 is approximately $145 and $165, respectively.

On Track Innovations Ltd.
 and Subsidiaries

Notes to the Interim Unaudited Condensed Consolidated Financial Statements

US dollars in thousands

Note 9 - Equity (cont'd)

A.	Stock option plans (cont'd)

The following table summarizes information about options outstanding and exercisable (including options to non-employees) as of June 30, 2015:

	Options outstanding			Options Exercisable
	Number	Weighted		Number	Weighted
	outstanding	average	Weighted	Outstanding	average	Weighted
	as of	remaining	Average	As of	remaining	Average
Range of	June 30,	contractual	Exercise	June 30,	contractual	Exercise
exercise price	2015	life (years)	Price	2015	life (years)	Price
$0.03	18,000	0.85	$0.03	18,000	0.85	$0.03
0.90	231,000	3.27	0.90	175,666	3.22	0.90
1.08-1.2	138,000	1.71	1.09	88,000	1.72	1.10
1.46	155,000	3.15	1.46	18,333	3.06	1.46
1.67-2.08	194,500	3.35	1.70	64,500	1.20	1.73
2.32-2.48	930,834	3.56	2.35	474,315	3.26	2.34
$3.03-3.23	290,000	3.57	$3.19	83,333	3.46	$3.21
	1,957,334	3.32		922,147	2.93

As of June 30, 2015, there was approximately $1,000 of total unrecognized compensation cost related to non-vested stock- based compensation arrangements. That cost is expected to be recognized over a weighted-average period of approximately 2 years.

During the six months ended June 30, 2015 and June 30, 2014, the Company recorded stock-based compensation expenses in the amount of $332 and $436, respectively, in accordance with ASC Topic 718, “Compensation-Stock Compensation.”

B.	Warrants

During the six months ended June 30, 2015, 18,071 warrants were exercised.

The following table summarizes information about warrants outstanding and exercisable as of June 30, 2015:

	Warrants outstanding			Warrants Exercisable
	Number	Weighted		Number	Weighted
	outstanding	average	Weighted	Outstanding	average	Weighted
	as of	remaining	Average	As of	remaining	Average
Range of	June 30,	contractual	Exercise	June 30,	contractual	Exercise
exercise price	2015	life (years)	Price	2015	life (years)	Price
$0 - 0.03	56,648	1.43	$0.01	20,500	0.87	$0.03
$3.75	260,869	0.61	3.75	260,869	0.61	3.75
	317,517	0.76		281,369	0.63

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

Information regarding the results of each reportable segment is included below based on the internal management reports that are reviewed by the CODM.

	Three months ended June 30, 2015
	Petroleum	Retail and Mass Transit Ticketing	Parking	Other	Consolidated

Revenues	$955	$3,608	$409	$444	$5,416
Reportable segment gross profit *	560	1,866	256	222	2,904

Reconciliation of reportable segment gross profit to profit for the period

Depreciation					(191)
Stock-based compensation					(15)

Gross profit for the period					$2,698
	Three months ended June 30, 2014
	Petroleum	Retail and Mass Transit Ticketing	Parking	Other	Consolidated

Revenues	$1,509	$4,753	$502	$390	$7,154
Reportable segment gross profit *	941	2,026	335	190	3,492

Reconciliation of reportable segment gross profit to profit for the period

Depreciation					(177)
Stock-based compensation					(8)

Gross profit for the period					$3,307

On Track Innovations Ltd.
and Subsidiaries
Notes to the Interim Unaudited Condensed Consolidated Financial Statements

US dollars in thousands

Note 10 - Operating segments (cont'd)

	Six months ended June 30, 2015
	Petroleum	Retail and Mass Transit Ticketing	Parking	Other	Consolidated

Revenues	$2,095	$6,715	$750	$831	$10,391
Reportable segment gross profit *	1,202	3,464	474	419	5,559

Reconciliation of reportable segment gross profit to profit for the period

Depreciation					(363)
Stock-based compensation					(28)

Gross profit for the period					$5,168

	Six months ended June 30, 2014
	Petroleum	Retail and Mass Transit Ticketing	Parking	Other	Consolidated

Revenues	$2,168	$8,140	$1,183	$861	$12,352
Reportable segment gross profit *	1,376	3,679	771	453	6,279

Reconciliation of reportable segment gross profit to profit for the period

Depreciation					(360)
Stock-based compensation					(14)

Gross profit for the period					$5,905

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

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward - Looking Statements

The statements contained in this Quarterly Report on Form 10-Q, or Quarterly Report, that are not historical facts are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 and other federal securities laws. Such forward-looking statements may be identified by, among other things, the use of forward-looking terminology such as "believes", "intends", "plans", "expects", "may", "will", "should",  or "anticipates" or the negative thereof or other variations thereon or comparable terminology, and similar expressions are intended to identify forward-looking statements.  We remind readers that forward-looking statements are merely predictions and therefore are inherently subject to uncertainties and other factors and involve known and unknown risks that could cause the actual results, performance, levels of activity, or our achievements, or industry results, to be materially different from any actual future results, performance, levels of activity, or our achievements, or industry results, expressed or implied by such forward-looking statements. Such forward-looking statements may appear in this Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” as well as elsewhere in this Quarterly Report and include, among other statements, statements regarding the following:

•	our intention to continue to leverage our core competencies in the areas of cashless payment solutions, and our belief that this approach will allow us to expand faster and into new territories;

•	the growth of the near field communications and cashless payment markets;

•	the expected development and potential benefits from our existing or future products or our intellectual property, or IP;

•	the generation of revenues from licensing, transaction fees and/or other arrangements;

•	future sources of revenue, and the impact of fluctuations in currency exchange rates versus the U.S. dollar;

•	our intention to continue to expand our market presence via strategic partnerships around the globe;

•	our plans to increase our cash resources, such as by capitalizing on our patent portfolio, sales of assets or parts of our business or raising funds;

•	our plans to reduce our financial expenses;

•	our expectations regarding our short-term and long-term capital requirements;

•	our intention to continue to invest in research and development;

•	our outlook for the coming months; and

•	information with respect to any other plans and strategies for our business.

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

In 2013, we made a strategic decision to focus our efforts on our core business of providing cashless payment solutions based among other things on contactless and near field communication, or NFC, technology and to divest businesses in the Company that are not within this business scope. By optimizing our operational structure, we better leveraged our core competencies in the areas of cashless payment solutions, and we intend to continue doing so in the future. In addition, these divestures have allowed us to focus on building our sales momentum, leverage our growing industry adoption as a technology leader in the fast growing NFC and cashless payments markets, and reduce unnecessary headcount and costs. We believe that this approach will allow us to expand faster and into new territories.

In addition, we made a strategic decision to focus on enforcing our patent portfolio, and on maximizing the value of our IP through licensing, customized technology solutions, strategic partnerships and litigation.

RESULTS OF OPERATIONS – THREE MONTHS ENDED JUNE 30, 2015 COMPARED TO THREE MONTHS ENDED JUNE 30, 2014, AND SIX MONTHS ENDED JUNE 30, 2015 COMPARED TO SIX MONTHS ENDED JUNE 30, 2014

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

Three months ended June 30, 2015, compared to the three months ended June 30, 2014

Sources of Revenue

We have historically derived a substantial majority of our revenues from the sale of our products, including both complete systems and original equipment manufacturer components. In addition, we generate revenues from licensing and transaction fees, and also, less significantly, from engineering services, customer services and technical support. During the three months ended June 30, 2015 and June 30, 2014, the revenues that we derived from sales and licensing and transaction fees were as follows (in thousands):

	Three months ended June 30,
	2015	2014
Sales	$4,057	$5,852
Licensing and transaction fees	$1,359	$1,302
Total revenues	$5,416	$7,154

Sales. Sales decreased by $1.8 million, or 31%, in the three months ended June 30, 2015, compared to the three months ended June 30, 2014. The decrease in 2015 is mainly attributed to a decrease in retail segment sales mainly from our oti Wave product in Asia, and a decrease in sales of Petroleum products in Africa which are primarily received in currencies other than the U.S. dollar, cause negative impact upon our Petroleum sales, as a result of fluctuations in South African Rand exchange rate versus the U.S. dollar.

Licensing and transaction fees. Licensing and transaction fees include single and periodic payments for distribution rights for our products. Transaction fees are paid by customers based on the volume of transactions processed by systems that contain our products. Our licensing and transaction fees in the three months ended June 30, 2015, compared to the three months ended June 30, 2014, increased by $57,000, or 4%. This was mainly attributed to an increase in Mass Transit Ticketing in Poland partially offset by a negative impact upon our licensing and transaction fees sales which are primarily received in currencies other than the U.S. dollar, as a result of fluctuations in currencies' exchange rate versus the U.S. dollar and a decrease in sales generated from parking segment in the Israeli market.

We have historically derived revenues from different geographical areas.  The following table sets forth our revenues (in thousands) and as a percentage of revenues in different geographical areas, in the three months ended June 30, 2015 and June 30, 2014:

Three months ended June 30,	Africa		Europe		Asia		Americas
2015	$855	16%	$1,518	28%	$335	6%	$2,708	50%
2014	$1,335	18%	$1,767	25%	$1,479	21%	$2,573	36%

Our revenues from sales in Africa decreased by $480,000, or 36%, in the three months ended June 30, 2015, compared to the three months ended June 30, 2014, mainly due to a decrease in sales of Petroleum products, partially offset by an increase in sales of our MediSmart products.

Our revenues from sales in Europe decreased by $249,000, or 14%, in the three months ended June 30, 2015, compared to the three months ended June 30, 2014, mainly due to a decrease in sales of NFC readers.

Our revenues from sales in Asia decreased by $1.1 million, or 77%, in the three months ended June 30, 2015, compared to the three months ended June 30, 2014, mainly due to a decrease in retail segment sales related to our oti Wave product and decreased revenues from access control products.

Our revenues from sales in Americas increased by $135,000, or 5%, in the three months ended June 30, 2015, compared to the three months ended June 30, 2014, mainly due to an increase in sales of NFC readers to the U.S. market.

Our revenues derived from outside the United States, which are primarily received in currencies other than the U.S. dollar, will have a varying impact upon our total revenues, as a result of fluctuations in such currencies’ exchange rates versus the U.S. dollar, as discussed below under “Financing expenses, net.”

The following table sets forth our revenues (in thousands) and as a percentage of revenues by segments, during the three months ended June 30, 2015 and June 30, 2014:

Three months ended June 30,	Petroleum		Parking		Retail and Mass Transit Ticketing		Other
2015	$955	17%	$409	8%	$3,608	67%	$444	8%
2014	$1,509	21%	$502	7%	$4,753	66%	$390	6%

Our revenues in the three months ended June 30, 2015, from Petroleum decreased by $554,000, or 37%, compared to the three months ended June 30, 2014, mainly due to a decrease in Petroleum products in Africa.

Our revenues in the three months ended June 30, 2015, from Parking decreased by $93,000, or 18%, compared to the three months ended June 30, 2014, mainly due to a decrease in revenues generated from parking products in Israel.

Our revenues from Retail and Mass Transit Ticketing in the three months ended June 30, 2015, decreased by $1.1 million, or 24%, compared to the three months ended June 30, 2014, mainly due to a decrease in sales related to our oti Wave product in Asia and a decrease in sales of NFC readers Europe.

Our revenues in the three months ended June 30, 2015, from our other segment increased by $54,000, or 14%, compared to the three months ended June 30, 2014, mainly due to an increase in sales of MediSmart products in Africa, partially offset by a decrease in revenues from access control products in Asia.

Cost of Revenues and Gross Margin

Our cost of revenues, presented by gross profit and gross margin percentage, in the three months ended June 30, 2015 and June 30, 2014, were as follows (in thousands):

Cost of revenues	Three months ended June 30,
	2015	2014

Cost of sales	$2,718	$3,847
Gross profit	$2,698	$3,307
Gross margin percentage	50%	46%

Cost of sales.  Cost of revenues relating to sales consists primarily of materials, as well as salaries, fees to subcontractors and related costs of our technical staff that assemble our products.  The decrease of $1.1 million, or 29%, in the three months ended June 30, 2015, compared to the three months ended June 30, 2014, resulted primarily from a decrease in revenues and a decrease in consumption of materials for the production of our retail products as part of our continued manufacturing cost reduction efforts.

Gross margin. Gross margin increased to 50% in the three months ended June 30, 2015, from 46% in the three months ended June 30, 2014. The increase is mainly attributed to a change in our revenue mix and from a decrease in our consumption of materials for the production of our retail products due to our continued manufacturing cost reduction efforts.

Operating expenses

Our operating expenses in the three months ended June 30, 2015 and June 30, 2014, were as follows (in thousands):

Operating expenses	Three months ended June 30,
	2015	2014
Research and development	$937	$1,221
Selling and marketing	$1,772	$2,072
General and administrative	$1,143	$1,638
Patent litigation and maintenance	$283	$380
Other expenses	$433	$-
Total operating expenses	$4,568	$5,311

Research and development.  Our research and development expenses consist primarily of the salaries and related expenses of our research and development staff, as well as subcontracting expenses. The decrease of $284,000, or 23%, in the three months ended June 30, 2015, compared to the three months ended June 30, 2014, is primarily attributed to a decrease in employment expenses due to the shutdown of operation of our wholly owned subsidiary Smart Card Engineering Ltd. in December 2014, and to a decrease in subcontractor expenses. Our research and development expenses may increase in the future as we continue to develop new products and new applications for our existing products.

Selling and marketing.  Our selling and marketing expenses consist primarily of salaries and substantially all of the expenses of our sales and marketing subsidiaries and offices in the United States, South Africa and Europe, as well as expenses related to advertising, professional expenses and participation in exhibitions and tradeshows. The decrease of $300,000, or 14%, in the three months ended June 30, 2015, compared to the three months ended June 30, 2014, is primarily attributed to a decrease in employment expenses due to a decrease in the number of selling and marketing employees, and to a lesser extent to a decrease in exhibitions and advertising expenses. Our selling and marketing expenses may increase in the future as we continue to expand our local sales and marketing efforts, open new offices and in the event that we hire additional personnel.

General and administrative.  Our general and administrative expenses consist primarily of salaries and related expenses of our executive management and financial and administrative staff. These expenses also include costs of our professional advisors (such as lawyers and accountants), office expenses, insurance, general and administrative expenses and provision for doubtful accounts. The decrease of $495,000, or 30%, in the three months ended June 30, 2015, compared to the three months ended June 30, 2014, is primarily attributed to a decrease in employment expenses due to stock-based compensation expenses, a decrease in the number of general and administrative employees and to a lesser extent, to a decrease in ongoing professional consulting expenses. General corporate and administrative expenses may increase in the future as we continue to expand our operations.

Patent litigation and maintenance expenses. Our patent litigation and maintenance expenses consist primarily of professional advisors related to our patents and other IP, such as lawyers or other consultants, as part of the Company's long-term plan to maximize the value of our IP, and also consist of salaries and related expenses of our team of employees executing this strategy. The decrease of $97,000, or 26%, in the three months ended June 30, 2015, compared to the three months ended June 30, 2014, is primarily attributed to a decrease in legal fees and a decrease in employment expenses.

Other expenses. Our other expenses consist of partial compensation expenses provision related to the termination of employment of our Chief Executive Officer, Mr. Ofer Tziperman, according to his employment terms, following his resignation from the Company and its subsidiaries on February 10, 2015 and also consist of consulting fees as part of our strategic review.

Financing expenses, net

Our financing expenses, net, in the three months ended June 30, 2015 and June 30, 2014, were as follows (in thousands):

	Three months ended June 30,
	2015	2014
Financing income	$31	$19
Financing expenses	$(226)	$(268)
Financing expenses, net	$(195)	$(249)

Financing expenses consist primarily of interest payable on bank loans, bank commissions and foreign exchange losses. Financing income consists primarily of foreign exchange gains and from interest earned on investments in short term deposits. The increase in financing income in the three months ended June 30, 2015, compared to the three months ended June 30, 2014, of $12,000, or 63%, is mainly due to interest income earned on investments in short term deposits. The decrease in financing expenses in the three months ended June 30, 2015, compared to the three months ended June 30, 2014, of $42,000, or 16%, is mainly due to lower foreign exchange losses, following the stronger US dollar compared to other currencies, partially offset by an increase in interest expenses on short term and long term bank credit.

Net loss from continuing operations

Our net loss from continuing operations in the three months ended June 30, 2015 and June 30, 2014, was as follows (in thousands):

	Three months ended June 30,
	2015	2014
Net loss from continuing operations	$(2,049)	$(2,308)

The decrease of $259,000, or 11%, in the three months ended June 30, 2015, compared to the three months ended June 30, 2014, despite the decrease in revenues and gross profit, is primarily due to a decrease in our operating expenses following our successful cost reduction measures and a decrease in financing expenses, net, partially offset by a decrease in our gross profit as described above.

Net income from discontinued operations

Our net income from discontinued operations in the three months ended June 30, 2015 and June 30, 2014, was as follows (in thousands):

	Three months ended June 30,
	2015	2014
Net income from discontinued operations	$-	$74

In December 2013, we completed the sale of certain assets, certain subsidiaries and IP assets directly related to our SmartID division. Further, in February 2014, we sold Intercard.

The results from these operations for the reporting periods are presented in the statements of operations as discontinued operations separately from continuing operations.

The net income from discontinued operations of $74,000 in the three months ended June 30, 2014, is related to a income from contingent consideration according to an earn out mechanism as part of our SmartID divestiture. No such profit was recognized in the three months ended June 30, 2015, although we expect to recognize such profits in the future.

Net loss

Our net loss in the three months ended June 30, 2015 and June 30, 2014, was as follows (in thousands):

	Three months ended June 30,
	2015	2014
Net loss	$(2,049)	$(2,234)

The decrease in net loss of $185,000, or 8%, in the three months ended June 30, 2015, compared to the three months ended June 30, 2014, despite the decrease in revenues and gross profit, is primarily due to a decrease in our operating expenses following our successful cost reduction measures and a decrease in financing expenses, net, partially offset by a decrease in our gross profit and a decrease in net profit from discontinued operations activity as described above.

Six months ended June 30, 2015, compared to the six months ended June 30, 2014

Sources of Revenue

We have historically derived a substantial majority of our revenues from the sale of our products, including both complete systems and original equipment manufacturer components. In addition, we generate revenues from licensing and transaction fees, and also, less significantly, from engineering services, customer services and technical support. During the six months ended June 30, 2015 and June 30, 2014, the revenues that we derived from sales and licensing and transaction fees were as follows (in thousands):

	Six months ended June 30,
	2015	2014
Sales	$7,654	$9,690
Licensing and transaction fees	$2,737	$2,662
Total revenues	$10,391	$12,352

Sales. Sales decreased by $2 million, or 21%, in the six months ended June 30, 2015, compared to the six months ended June 30, 2014. The decrease in 2015 is mainly attributed to a decrease in retail segment sales related to our oti Wave product in Asia, a decrease in sales of NFC readers in Europe and a decrease in sales of Petroleum products in Africa which are primarily received in currencies other than the U.S. dollar, cause negative impact upon our Petroleum sales, as a result of fluctuations in South African Rand exchange rate versus the U.S. dollar.

Licensing and transaction fees. Licensing and transaction fees include single and periodic payments for distribution rights for our products. Transaction fees are paid by customers based on the volume of transactions processed by systems that contain our products. Our licensing and transaction fees in the six months ended June 30, 2015, compared to the six months ended June 30, 2014, increased by $75,000, or 3%. This was mainly attributed to an increase in Mass Transit Ticketing in Poland partially offset by a negative impact upon our licensing and transaction fees sales which are primarily received in currencies other than the U.S. dollar, as a result of fluctuations in currencies' exchange rate versus the U.S. dollar and a decrease in sales generated from parking segment in Israel.

We have historically derived revenues from different geographical areas.  The following table sets forth our revenues (in thousands) and as a percentage of revenues in different geographical areas, in the six months ended June 30, 2015 and June 30, 2014:

Six months ended June 30,	Africa		Europe		Asia		Americas
2015	$1,724	16%	$2,998	29%	$712	7%	$4,957	48%
2014	$2,340	19%	$3,553	29%	$1,863	15%	$4,596	37%

Our revenues from sales in Africa decreased by $616,000, or 26%, in the six months ended June 30, 2015, compared to the six months ended June 30, 2014, mainly due to a decrease in sales of Petroleum products partially offset by an increase in sales of our MediSmart products.

Our revenues from sales in Europe decreased by $555,000, or 16%, in the six months ended June 30, 2015, compared to the six months ended June 30, 2014, mainly due to a decrease in sales of NFC readers and a decrease in sales of Parking products partially offset by an increase in sales of Petroleum products.

Our revenues from sales in Asia decreased by $1.2 million, or 62%, in the six months ended June 30, 2015, compared to the six months ended June 30, 2014, mainly due to a decrease in retail segment sales related to our oti Wave product, a decrease in revenues from access control products and a decrease in Parking products.

Our revenues from sales in Americas increased by $361,000, or 8%, in the six months ended June 30, 2015, compared to the six months ended June 30, 2014, mainly due to an increase in sales of NFC readers to the U.S. market and due to an increase in sales of Petroleum products to the South American market.

Our revenues derived from outside the United States, which are primarily received in currencies other than the U.S. dollar, will have a varying impact upon our total revenues, as a result of fluctuations in such currencies’ exchange rates versus the U.S. dollar as discussed below under “Financing expenses, net.”

The following table sets forth our revenues (in thousands) and as a percentage of revenues by segments, during the six months ended June 30, 2015 and June 30, 2014:

Six months ended June 30,	Petroleum		Parking		Retail and Mass Transit Ticketing		Other
2015	$2,095	20%	$750	7%	$6,715	65%	$831	8%
2014	$2,168	18%	$1,183	9%	$8,140	66%	$861	7%

Our revenues in the six months ended June 30, 2015, from Petroleum decreased by $73,000, or 3%, compared to the six months ended June 30, 2014, mainly due to a decrease in sales of Petroleum products in Africa which are primarily received in currencies other than the U.S. dollar, had negative impact upon our Petroleum sales as a result of fluctuations in South African Rand exchange rate versus the U.S. dollar. This decrease was partially offset by an increase in sales of Petroleum products in South America, Europe and Asia.

Our revenues in the six months ended June 30, 2015, from Parking decreased by $433,000, or 37%, compared to the six months ended June 30, 2014, mainly due to a decrease in revenues generated from the European and the Israeli markets.

Our revenues from Retail and Mass Transit Ticketing in the six months ended June 30, 2015, decreased by $1.4 million, or 18%, compared to the six months ended June 30, 2014, mainly due to a decrease in sales related to our oti Wave product in the Asian market and a decrease in sales of NFC readers in the European market partially offset by an increase in sales of NFC readers to the U.S. market.

Our revenues in the six months ended June 30, 2015, from our Other segment decreased by $30,000, or 3%, compared to the six months ended June 30, 2014. The decrease in sales of Other products in Access control in Israel was partially offset by an increase in sales of Medismart products in Africa.

Cost of Revenues and Gross Margin

Our cost of revenues, presented by gross profit and gross margin percentage, in the six months ended June 30, 2015 and June 30, 2014, were as follows (in thousands):

Cost of revenues	Six months ended June 30,
	2015	2014

Cost of sales	$5,223	$6,447
Gross profit	$5,168	$5,905
Gross margin percentage	50%	48%

Cost of sales.  Cost of revenues relating to sales consists primarily of materials, as well as salaries, fees to subcontractors and related costs of our technical staff that assemble our products.  The decrease of $1.2 million, or 19%, in the six months ended June 30, 2015, compared to the six months ended June 30, 2014, resulted primarily from a decrease in revenues and a decrease in consumption of materials for the production of our retail products as part of our continued manufacturing cost reduction efforts.

Gross margin. Gross margin increased to 50% in the three months ended June 30, 2015, from 48% in the six months ended June 30, 2015. The increase is mainly attributed to a change in our revenue mix and from a decrease in our consumption of materials for the production of our retail products due to our continued manufacturing cost reduction efforts.

Operating expenses

Our operating expenses in the six months ended June 30, 2015 and June 30, 2014, were as follows (in thousands):

Operating expenses	Six months ended June 30,
	2015	2014
Research and development	$1,905	$2,381
Selling and marketing	$3,658	$4,192
General and administrative	$2,384	$3,109
Patent litigation and maintenance	$459	$1,019
Other expenses	$510	$-
Total operating expenses	$8,916	$10,701

Research and development.  Our research and development expenses consist primarily of the salaries and related expenses of our research and development staff, as well as subcontracting expenses. The decrease of $476,000, or 20%, in the six months ended June 30, 2015, compared to the six months ended June 30, 2014, is primarily attributed to a decrease in employment expenses due to the shutdown of operation of our wholly owned subsidiary Smart Card Engineering Ltd. in December 2014, and to a lesser extent to a decrease in subcontractor expenses. Our research and development expenses may increase in the future as we continue to develop new products and new applications for our existing products.

Selling and marketing.  Our selling and marketing expenses consist primarily of salaries and substantially all of the expenses of our sales and marketing subsidiaries and offices in the United States, South Africa and Europe, as well as expenses related to advertising, professional expenses and participation in exhibitions and tradeshows. The decrease of $534,000, or 13%, in the six months ended June 30, 2015, compared to the six months ended June 30, 2014, is primarily attributed to a decrease in employment expenses due to a decrease in the number of selling and marketing employees, and to a lesser extent to a decrease in exhibitions and advertising expenses. Our selling and marketing expenses may increase in the future as we continue to expand our local sales and marketing efforts, open new offices and in the event that we hire additional personnel.

General and administrative.  Our general and administrative expenses consist primarily of salaries and related expenses of our executive management and financial and administrative staff. These expenses also include costs of our professional advisors (such as lawyers and accountants), office expenses, insurance, general and administrative expenses and provision for doubtful accounts. The decrease of $725,000, or 23%, in the six months ended June 30, 2015, compared to the six months ended June 30, 2014, is primarily attributed to a decrease in employment expenses due to stock-based compensation related to options, and a decrease in the number of general and administrative employees, and to a lesser extent to a decrease in business travel expenses, and a decrease in ongoing professional consulting expenses. General corporate and administrative expenses may increase in the future as we continue to expand our operations.

Patent litigation and maintenance expenses. Our patent litigation and maintenance expenses consist primarily of professional advisors related to our patents and other IP, such as lawyers or other consultants, as part of the Company's long-term plan to maximize the value of our IP, and also consist of salaries and related expenses of our team of employees executing this strategy. The decrease of $560,000, or 55%, in the six months ended June 30, 2015, compared to the six months ended June 30, 2014, is primarily attributed to a decrease in legal fees and a decrease in employment expenses.

Other expenses. Our other expenses consist of partial compensation expenses provision related to the termination of employment of our Chief Executive Officer, Mr. Ofer Tziperman, according to his employment terms, following his resignation from the Company and its subsidiaries on February 10, 2015 and also consist of consulting fees as part of our strategic review.

Financing expenses, net

Our financing expenses, net, in the six months ended June 30, 2015 and June 30, 2014, were as follows (in thousands):

	Six months ended June 30,
	2015	2014
Financing income	$79	$72
Financing expenses	$(499)	$(425)
Financing expenses, net	$(420)	$(353)

Financing expenses consist primarily of interest payable on bank loans, bank commissions and foreign exchange losses. Financing income primarily of foreign exchange gains and from interest earned on investments in short term deposits. The increase in financing income in the six months ended June 30, 2015, compared to the six months ended June 30, 2014, of $7,000, or 10%, is mainly due to the exchange rate differentials and interest income due to deposits. The increase in financing expenses in the six months ended June 30, 2015, compared to the six months ended June 30, 2014, of $74,000, or 17%, is mainly due to an increase in the exchange rate differentials of the U.S. dollar against other currencies, partially offset by a decrease in interest expenses on short term and long term bank credit and bank commissions.

Net loss from continuing operations

Our net loss from continuing operations in the six months ended June 30, 2015 and June 30, 2014, was as follows (in thousands):

	Six months ended June 30,
	2015	2014
Net loss from continuing operations	$(4,171)	$(5,322)

The decrease of $1.2 million, or 22%, in the six months ended June 30, 2015, compared to the six months ended June 30, 2014, despite the decrease in revenues and gross profit, is primarily due to a decrease in our operating expenses following our successful cost reduction measures, partially offset by a decrease in our gross profit and an increase in financing expenses, net, as described above.

Net income (loss) from discontinued operations

Our net income (loss) from discontinued operations in the six months ended June 30, 2015 and June 30, 2014, was as follows (in thousands):

	Six months ended June 30,
	2015	2014
Net income (loss) from discontinued operations	$362	$(270)

In December 2013, we completed the sale of certain assets, certain subsidiaries and IP assets directly related to our SmartID division. Further, in February 2014, we sold Intercard.

The results from these operations for the reporting periods are presented in the statements of operations as discontinued operations separately from continuing operations.

The change in discontinued operations of $632,000 in the six months ended June 30, 2015, compared to the six months ended June 30, 2014, is due to a decrease in net loss from discontinued operations activity from the sale of Intercard in February 2014 and due to a $387,000 income in March 2015 from contingent consideration according to an earn out mechanism as part of our SmartID divestiture.

Net loss

Our net loss in the six months ended June 30, 2015 and June 30, 2014, was as follows (in thousands):

	Six months ended June 30,
	2015	2014
Net loss	$(3,809)	$(5,592)

The decrease in net loss of $1.8 million, or 32%, in the six months ended June 30, 2015, compared to the six months ended June 30, 2014, despite the decrease in revenues and gross profit, is primarily due to a decrease in our operating expenses following our successful cost reduction measures and a decrease in net loss from discontinued operations, partially offset by a decrease in our gross profit and an increase in financing expenses, net, as described above.

Liquidity and Capital Resources

Our principal sources of liquidity since our inception have been sales of equity securities, borrowings from banks, cash from the exercise of options and warrants and proceeds from divestitures of parts of our businesses. We had cash, cash equivalents and short-term investments representing bank deposits of $14.4 million as of June 30, 2015 (of which an amount of $2.3 million has been pledged as a security in respect of performance guarantees granted to third parties and guarantees to secure customer advances, loans and credit lines received from a bank), and $16.4 million as of December 31, 2014 (of which an amount of $2.0 million had then been pledged as a security in respect of performance guarantees granted to third parties and guarantees to secure customer advances, loans and credit lines received from a bank).  We believe that we have sufficient capital resources to fund our operations in the next 12 months. We adhere to an investment policy which is intended to enable the Company to avoid being classified as a “passive foreign investment company,” or PFIC, under U.S. law. That said, we cannot provide complete assurance that PFIC status will be avoided in the future.  In addition, our investment policy requires investment in high-quality investment-grade securities. As of June 30, 2015, the bank loans are denominated in the following currencies: U.S. dollars ($398,000, with maturity dates ranging from 2015 through 2019), New Israeli Shekels, or NIS ($453,000, with maturity dates ranging from 2015 through 2019), South African Rand ($802,000, with maturity dates ranging from 2015 through 2023) and Polish Zloty ($1.3 million, with maturity dates ranging from 2015 through 2019). As of June 30, 2015, these loans bear interest at rates ranging from 4.0%-7.5% per annum.

Our composition of long-term loans as of June 30, 2015, was as follows (in thousands):

June 30, 2015
Long-term loans	$2,913
Less - current maturities	796
$2,117

Our composition of short-term loans, bank credit and current maturities of long-term loans as of June 30, 2015, were as follows (in thousands):

	June 30, 2015
	Interest rate
In NIS	4.7%	$796
In U.S. dollars	4.6%	2,481
In Polish Zloty	3.6%	767
		4,044
Current maturities of long-term loans		796
		$4,840

On November 4, 2014, the Company signed a financial and restrictive covenant with Bank Leumi L’Israel Ltd. in order to secure bank services and obtain bank credit and loans. Under the covenant, we are obligated to meet the following: (i) our total liquid deposits will not be less than $6.0 million at any time; (ii) beginning January 1, 2015, our annual operational profit on an earnings before interest, taxes, depreciation and amortization basis will not be less than $1.0 million; (iii) our annual revenues will not be less than $20.0 million; and (iv) for 2014, equity was required to be at a level of 25% of the total assets and equity sum of no less than $9.5 million, for 2015, equity is required to be at a level of 28% of the total assets and equity sum of no less than $10.5 million, for 2016 and onwards, equity is required to be at a level of 30% of the total assets and equity sum of no less than $11.0 million. As of June 30, 2015, we are in compliance with these covenants.

For the six months ended June 30, 2015, we had a negative cash flow from continuing operations of $2.3 million. We may continue to suffer from negative cash flow from operations. We are looking for ways to increase our cash resources, such as increasing our revenues and profit, capitalizing on our patent portfolio, sales of assets or parts of our business or raising funds. In addition, we are looking for ways to reduce our financial expenses, including repayment of debt instruments.

We have an effective Form S-3 registration statement, filed under the Securities Act of 1933, as amended with the SEC using a “shelf” registration process. Under this shelf registration process, we may, from time to time, sell ordinary shares, warrants to purchase ordinary shares, and units of such securities in one or more offerings up to a total dollar amount of $50,000,000.

Operating activities related to continuing operations

For the six months ended June 30, 2015, net cash used in continuing operating activity was $2.3 million primarily due to a $4.2 million net loss from continuing operations, a $274,000 decrease in trade payables, a $42,000 decrease in accrued interest, and a $20,000 decrease in accrued severance pay, partially  offset by depreciation expenses of $617,000, a $482,000 decrease in trade receivables, a $374,000 decrease in other receivables and prepaid expenses, a $332,000 expense due to stock based compensation issued to employees and others, a $290,000 decrease in inventory, a $119,000 increase in other current liabilities and a $1,000 increase in deferred tax.

For the six months ended June 30, 2014, net cash used in continuing operating activity was $6.2 million primarily due to a $5.3 million net loss from continuing operations, a $1.7 million increase in trade receivables resulted from the material increase in revenues recorded in June 2014, a $1.0 million decrease in other current liabilities, a $138,000 increase in other receivables and prepaid expenses and a $104,000 increase in inventory, partially offset by a $816,000 increase in trade payables, and the following non-cash expenses: $648,000 of depreciation, $436,000 of stock based compensation expenses related to equity grants issued to employees and others, and $134,000 in deferred tax.

Operating activities related to discontinued operations

For the six months ended June 30, 2015, net cash used in discontinued operating activities was $25,000, related to the SmartID division. For the six months ended June 30, 2014, net cash used in discontinued operating activities was $1.3 million relate to the SmartID division and Intercard.

Investing and financing activities related to continuing operations

For the six months ended June 30, 2015, net cash provided by continuing investing activities was $1.4 million, mainly due to $6.3 million proceeds from the maturity and sale of short-term investments and $1,000 in proceeds from sale of property and equipment, partially offset by a $4.2 million purchase of short term investments, a $464,000 purchase of property and equipment, a $281,000 investment in restricted deposit for employees benefit and a $67,000 purchase of intangible assets.

For the six months ended June 30, 2014, net cash used in continuing investing activities was $2.0 million, mainly due to a $2.4 million investment in short term investments and a $202,000 purchase of property and equipment, partially offset by $560,000 in proceeds from the maturity of short-term investments.

For the six months ended June 30, 2015, net cash provided by continuing financing activities was $851,000 mainly due to a $809,000 increase in short-term bank credit, net and $446,000 in proceeds from long-term bank loans, partially offset by the repayment of $404,000 of long-term bank loans.

For the six months ended June 30, 2014, net cash provided by continuing financing activities was $102,000 mainly due to $311,000 in proceeds from the exercise of options and a $215,000 increase in short-term bank credit, net, and proceeds of $12,000 from long-term bank loans, partially offset by the repayment of $436,000 of long-term bank loans.

Investing and financing activities related to discontinued operations

For the six months ended June 30, 2015, net cash provided by discontinued investing activities was $387,000 due to contingent consideration received related to the Smart ID division divesture.

For the six months ended June 30, 2014, net cash provided by discontinued investing activities was $695,000 mainly due to payments received related to the sale of Intercard.

We had no cash flows provided by or used in discontinued financing activities in the six months ended June 30, 2015.

For the six months ended June 30, 2014, net cash used in discontinued financing activities was $154,000 mainly due to repayments of short-term loans related to Intercard.

Off Balance Sheet Arrangements

As of June 30, 2015, we had no off balance sheet arrangements that have had or that we expect would be reasonably likely to have a future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

Changes in Internal Control Over Financial Reporting - There has been no change in our internal control over financial reporting during the second quarter of fiscal 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
101 *
The following materials from our Quarterly Report on Form 10-Q for the quarter ended June 30, 2015 formatted in XBRL (eXtensible Business Reporting Language): (i) the Interim Condensed Consolidated Balance Sheets, (ii) the Interim Condensed Consolidated Statements of Operations, (iii) the Interim Condensed Consolidated Statements of Comprehensive Loss, (iv) the Interim Condensed Statements of Changes in Equity, (v) the Interim Condensed Consolidated Statements of Cash Flows, and (vi) the Notes to the Interim Condensed Consolidated Financial Statements, tagged as blocks of text and in detail.

*Filed herewith.

** Furnished herewith.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ON TRACK INNOVATIONS LTD.

By: /s/ Ofer Tziperman
Ofer Tziperman, Chief Executive Officer
(Principal Executive Officer)
Dated: August 10 ,2015

By: /s/ Shay Tomer
Shay Tomer, Chief Financial Officer
(Principal Financial and Accounting Officer)
Dated: August 10, 2015