Form 10-Q
period 2015-09-30
ON TRACK INNOVATIONS LTD
filed 2015-11-16
CIK 1021604

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

Yes ☒    No ☐

State the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: 40,835,974 Ordinary Shares outstanding as of November 10, 2015.

ON TRACK INNOVATIONS LTD.

Signatures	20

PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements.

ON TRACK INNOVATIONS LTD. AND ITS SUBSIDIARIES

INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As of September 30, 2015

(Unaudited)

On Track Innovations Ltd. and its Subsidiaries Interim Condensed Consolidated Financial Statements As of September 30, 2015 (Unaudited)

On Track Innovations Ltd.
and its Subsidiaries

Interim Unaudited Condensed Consolidated Financial Statements as of September 30, 2015

Contents
Page

Interim Unaudited Condensed Consolidated Balance Sheets	F-2 - F-3

Interim Unaudited Condensed Consolidated Statements of Operations	F-4

Interim Unaudited Condensed Consolidated Statements of Comprehensive Loss	F-5

Interim Unaudited Condensed Consolidated Statements of Changes in Equity	F-6

Interim Unaudited Condensed Consolidated Statements of Cash Flows	F-7 - F-8

Notes to the Interim Unaudited Condensed Consolidated Financial Statements	F-9 - F-19

On Track Innovations Ltd.
and its Subsidiarie

Interim Unaudited Condensed Consolidated Balance Sheets

US dollars in thousands except share and per share data

	September 30,	December 31,
	2015	2014
Assets

Current assets
Cash and cash equivalents	$4,419	$5,351
Short-term investments	7,056	11,048
Trade receivables (net of allowance for doubtful
accounts of $696 and $671 as of September 30, 2015
and December 31, 2014, respectively)	2,719	4,299
Other receivables and prepaid expenses	2,917	2,530
Inventories	3,961	3,703

Total current assets	21,072	26,931

Long-term restricted deposit for employees benefit	519	555

Severance pay deposits	469	614

Property, plant and equipment, net	8,828	9,234

Intangible assets, net	145	-

Deferred tax asset	39	47

Total Assets	$31,072	$37,381

The accompanying notes are an integral part of these interim unaudited condensed consolidated financial statements.

On Track Innovations Ltd.
and its Subsidiaries

Interim Unaudited Condensed Consolidated Balance Sheets

US dollars in thousands except share and per share data

	September 30,	December 31,
	2015	2014
Liabilities and Equity

Current Liabilities
Short-term bank credit and current maturities
of long-term bank loans	$3,280	$3,617
Trade payables	7,297	7,306
Other current liabilities	2,730	2,656
Total current liabilities	13,307	13,579

Long-Term Liabilities
Long-term loans, net of current maturities	2,050	2,161
Accrued severance pay	1,232	1,456
Deferred tax liability	318	302
Total long-term liabilities	3,600	3,919

Total Liabilities	16,907	17,498

Equity
Shareholders' Equity
Ordinary shares of NIS 0.1 par value: Authorized –
50,000,000 shares as of September 30, 2015 and
December 31, 2014; issued: 42,014,673 and 41,996,602
shares as of September 30, 2015 and December 31, 2014, respectively;
outstanding: 40,835,974 and 40,817,903 shares
as of September 30, 2015 and December 31, 2014, respectively	1,055	1,055
Additional paid-in capital	224,603	224,234
Treasury shares at cost - 1,178,699 shares as of September 30, 2015 and December 31, 2014	(2,000)	(2,000)
Accumulated other comprehensive loss	(1,092)	(800)
Accumulated deficit	(207,895)	(202,103)
Total Shareholder’s equity	14,671	20,386
Non-controlling interest	(506)	(503)

Total Equity	14,165	19,883

Total Liabilities and Equity	$31,072	$37,381

The accompanying notes are an integral part of these interim unaudited condensed consolidated financial statements.

On Track Innovations Ltd.
and its Subsidiaries

Interim Unaudited Condensed Consolidated Statements of Operations

US dollars in thousands except share and per share data

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Revenues
Sales	$2,361	$3,691	$10,015	$13,381
Licensing and transaction fees	1,394	1,564	4,131	4,226

Total revenues	3,755	5,255	14,146	17,607

Cost of revenues
Cost of sales	1,673	2,619	6,896	9,066

Gross profit	2,082	2,636	7,250	8,541
Operating expenses
Research and development	807	1,281	2,712	3,662
Selling and marketing	1,730	1,968	5,388	6,160
General and administrative	1,056	1,382	3,440	4,491
Patent litigation and maintenance	371	194	830	1,213
Other expenses	408	-	918	-

Total operating expenses	4,372	4,825	13,288	15,526

Operating loss from continuing operations	(2,290)	(2,189)	(6,038)	(6,985)

Financial expenses, net	(122)	(44)	(542)	(397)

Loss from continuing operations before taxes on income	(2,412)	(2,233)	(6,580)	(7,382)

Income tax	(35)	(29)	(38)	(202)

Net loss from continuing operations	(2,447)	(2,262)	(6,618)	(7,584)
Net income from discontinued operations	461	311	823	41

Net loss	(1,986)	(1,951)	(5,795)	(7,543)

Net (income) loss attributable to noncontrolling interest	(23)	(46)	3	(37)
Net loss attributable to shareholders	$(2,009)	$(1,997)	$(5,792)	$(7,580)
Basic and diluted net gain (loss) attributable to shareholders per ordinary share
From continuing operations	(0.06)	(0.07)	(0.16)	(0.23)
From discontinued operations	0.01	0.01	0.02	**

	$(0.05)	$(0.06)	$(0.14)	$(0.23)
Weighted average number of ordinary shares
used in computing basic and diluted net loss
per ordinary share	40,874,474	33,310,672	40,868,252	33,245,249

**Less than $0.01 per ordinary share.

The accompanying notes are an integral part of these interim unaudited condensed consolidated financial statements.

On Track Innovations Ltd.
and its Subsidiaries

Interim Unaudited Condensed Consolidated Statements of Comprehensive Loss

US dollars in thousands

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Total comprehensive loss:
Net loss	$(1,986)	$(1,951)	$(5,795)	$(7,543)
Foreign currency translation adjustments	(98)	(276)	(292)	(313)
Foreign currency translation released following sale of a subsidiary	-	(60)	-	(396)

Total comprehensive loss	$(2,084)	$(2,287)	$(6,087)	$(8,252)
Comprehensive loss (income) attributable to the non-controlling interest	(23)	(46)	3	(37)

Total comprehensive loss attributable to shareholders	$(2,107)	$(2,333)	$(6,084)	$(8,289)

The accompanying notes are an integral part of these interim unaudited condensed consolidated financial statements.

On Track Innovations Ltd.
and its Subsidiaries

Interim Unaudited Condensed Consolidated Statements of Changes in Equity

US dollars in thousands

						Accumulated
				Additional	Treasury	other
	Number of	Share		paid-in	Shares	comprehensive	Accumulated	Noncontrolling	Total
	Shares issued	capital		capital	(at cost)	Income (loss)	deficit	interest	equity
Balance as of December 31, 2013	34,199,511	$854		$212,246	$(2,000)	$28	$(192,179)	$(545)	$18,404

Changes during the nine month period ended September 30, 2014:

Stock-based compensation
related to options granted	-	-		642	-	-	-	-	642
Exercise of options and warrants	561,333	16		854	-	-	-	-	870
Foreign currency translation adjustments	-	-		-	-	(709)	-	-	(709)
Net loss	-	-		-	-	-	(7,580)	37	(7,543)
Balance as of September 30, 2014	34,760,844	$870		$213,742	$(2,000)	$(681)	$(199,759)	$(508)	$11,664

Balance as of December 31, 2014	41,996,602	$1,055		$224,234	$(2,000)	$(800)	$(202,103)	$(503)	$19,883

Changes during the nine month period ended September 30, 2015:

Stock-based compensation related to options granted	-	-		369	-	-	-	-	369
Exercise of warrants	18,071	(*	)	-	-	-	-	-	(* )
Foreign currency translation adjustments	-	-		-	-	(292)	-	-	(292)
Net loss	-	-		-	-	-	(5,792)	(3)	(5,795)
Balance as of September 30, 2015	42,014,673	$1,055		$224,603	$(2,000)	$(1,092)	$(207,895)	$(506)	$14,165

(*) Less than $1.

The accompanying notes are an integral part of these interim unaudited condensed consolidated financial statements.

On Track Innovations Ltd.
and its Subsidiaries
Interim Unaudited Condensed Consolidated Statements of Cash Flows

US dollars in thousands

	Nine months ended September 30,
	2015	2014
Cash flows from continuing operating activities
Net loss from continuing operations	$(6,618)	$(7,584)
Adjustments required to reconcile net loss to
net cash used in continuing operating activities:
Stock-based compensation related to options and shares issued
to employees	369	642
Gain on sale of property and equipment	(8)	(5)
Accrued interest and linkage differences	30	55
Depreciation	941	959

Changes in operating assets and liabilities:
Accrued severance pay, net	(79)	(112)
Deferred tax, net	36	135
Decrease in trade receivables	1,936	240
Decrease (increase) in other receivables and prepaid expenses	131	(308)
Increase in inventories	(382)	(689)
Increase in trade payables	402	235
Increase (decrease) in other current liabilities	197	(772)
Net cash used in continuing operating activities	(3,045)	(7,204)

Cash flows from continuing investing activities

Purchase of property and equipment	(1,117)	(340)
Purchase of short-term investments	(4,181)	(2,434)
Investment in capitalized product costs	(153)	-
Investment in restricted deposit for employees benefit	(281)	-
Proceeds from restricted deposit for employees benefit	144	-
Proceeds from maturity or sale of short-term investments	8,179	1,317
Proceeds from sale of property and equipment	31	6
Net cash provided by (used in) continuing investing activities	2,622	(1,451)

Cash flows from continuing financing activities
(Decrease) increase in short-term bank credit, net	(783)	179
Proceeds from long-term bank loans	716	29
Repayment of long-term bank loans	(606)	(811)
Proceeds from exercise of options and warrants	(* )	965
Net cash provided by (used in) continuing financing activities	(673)	362

Cash flows from discontinued operations
Net cash used in discontinued operating activities	(25)	(1,325)
Net cash provided by discontinued investing activities	387	925
Net cash used in discontinued financing activities	-	(154)
Total net cash provided by (used in) discontinued operations	362	(554)

Effect of exchange rate changes on cash and cash equivalents	(198)	(227)

Decrease in cash and cash equivalents	(932)	(9,074)
Cash and cash equivalents at the beginning of the period	5,351	14,962

Cash and cash equivalents at the end of the period	$4,419	$5,888

 (*) Less than $1.

The accompanying notes are an integral part of these interim unaudited condensed consolidated financial statements.

On Track Innovations Ltd.
and its Subsidiaries

Interim Unaudited Condensed Consolidated Statements of Cash Flows (cont’d)

US dollars in thousands

	Nine months ended September 30,
	2015	2014
Supplementary cash flows activities:

Cash paid during the period for:

Interest paid	$217	$233

Income taxes paid	$-	$33

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

In the opinion of management, all adjustments considered necessary for a fair presentation, consisting of normal recurring adjustments, have been included. Operating results for the nine month period ended September 30, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015.

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

1.
In December 2013, the Company completed the sale of certain assets, subsidiaries and intellectual property ("IP") relating to its Smart ID division. Accordingly the results and the cash flows of this operation for all reporting periods are presented in the statements of operations and in the statements of cash flows, respectively, as discontinued operations separately from continuing operations. During the nine month periods ended September 30, 2015 and September 30, 2014, the Company recorded profit from contingent consideration in the amount of $848 and $500, respectively, from which $461 and $270 were recognized during the three month periods ended on such dates, respectively, according to an earn out mechanism. This profit is included in ‘other income, net’ within income from discontinued operations for those periods (see also Note 7).

In June 2015, the purchaser of our Smart ID division, SuperCom Ltd., or SuperCom, raised cash through an equity public offering. Based on certain provisions of the Smart ID

On Track Innovations Ltd.
and Subsidiaries

Notes to the Interim Unaudited Condensed Consolidated Financial Statements

US dollars in thousands

Note 1 - Organization and Basis of Presentation (cont’d)

C.	Divestiture of operations (cont’d)

division sale agreement, such an event entitles the Company to additional consideration. After repeated demands for payment, on October 19, 2015, the Company filed a lawsuit in the District Court in Lod, Israel, against SuperCom, requesting, among other things, monetary relief in the amount of NIS 28.9 million (approximately $7.4 million) with respect to additional consideration owed to the Company for the sale of our Smart ID division. SuperCom is required by applicable law to file a response by November 20, 2015. Any such additional consideration, if and when received, will be accounted for as income from discontinued operations.

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

Those amounts are included in ‘other income, net’ from discontinued operations for the nine months ended September 30, 2014 (see also note 7).

The Company has not recorded any profit from contingent consideration pursuant to the German Subsidiary Divesture as of September 30, 2015.

D.	Other expenses

Other operating expenses consist of compensation expenses related to the termination of employment of the Company’s former Chief Executive Office (“CEO”), Mr. Ofer Tziperman, according to his employment terms, following his resignation from the Company and its subsidiaries on February 10, 2015 and compensation expenses related to the termination of employment of our former CEO of our U.S. subsidiary on August 3, 2015.

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

Intangible assets subject to capitalization include costs incurred by the Company to acquire product certifications. According to Accounting Standards Codification (“ASC”) Topic 350, “Intangibles - Goodwill and Other,” software that is part of a product or process to be sold to a customer shall be accounted for under ASC Subtopic 985-20. Our products contain embedded software which is an integral part of these products because it allows the various components of the products to communicate with each other and the products are clearly unable to function without this coding. The costs of product certification are capitalized once technological feasibility is determined. The Company determines that technological feasibility for its products is reached after all high-risk development issues have been resolved. Once the products are available for general release to the Company’s customers, the Company ceases capitalizing the product certification costs and all additional costs, if any, are expensed. The capitalized product certification costs are amortized on a product-by-product basis using the straight-line amortization. The amortization begins when the products are available for general release to the Company’s customers.

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

On Track Innovations Ltd.
and Subsidiaries

Notes to the Interim Unaudited Condensed Consolidated Financial Statements

US dollars in thousands

Note 2 – Significant Accounting Policies (cont’d)

B.	Recent accounting pronouncements (cont’d)

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

Note 3 - Other Receivables and Prepaid Expenses

	September 30,	December 31,
	2015	2014
Government institutions	$473	$452
Prepaid expenses	636	690
Receivables under contractual obligations to be transferred to others *	771	695
Smart ID divestiture earn out receivables (see also note 7)	461	-
Other receivables	576	693
	$2,917	$2,530

*	The Company’s subsidiary in Poland is required to collect certain fees that are to be transferred to local authorities.

Note 4 - Inventories

Inventories consist of the following:

	September 30,	December 31,
	2015	2014
Raw materials	$984	$884
Work in progress	588	552
Finished products	2,389	2,267
	$3,961	$3,703

Note 5 - Other Current Liabilities

	September 30,	December 31,
	2015	2014
Employees and related expenses	$959	$1,175
Accrued expenses	998	902
Customer advances	470	244
Other current liabilities	303	335
	$2,730	$2,656

On Track Innovations Ltd.
and Subsidiaries
Notes to the Interim Unaudited Condensed Consolidated Financial Statements

US dollars in thousands

Note 6 - Commitments and Contingencies

A.	Legal claims

1.
On October 3, 2013, a financial claim was filed against the Company and its then French subsidiary, Parx France (in this paragraph, together the “Defendants”), in the Commercial Court of Paris, France (in this paragraph, the “Court”). The sum of the claim is Euro 1,500 (approximately $1,680), and is based on the allegation that the plaintiff sustained certain losses in connection with Defendants not granting the plaintiff exclusive marketing rights to distribute and operate the Defendants’ PIAF Parking System in Paris and the Ile of France. The Company filed an initial memorandum of defense rejecting the plaintiff’s allegations and claims. On May 19, 2014, during a preliminary Court hearing, it was established that the plaintiff, at all relevant times, was and is insolvent and under receivership, and therefore does not have the legal capacity to pursue the claim. During the preliminary hearings held the Company also raised allegations on lack of jurisdiction of the French court to hear the claim. The Court scheduled an additional pre-trial review hearing for November 16, 2015, and a closing arguments hearing is expected to be held on the first quarter of 2016. Based on the advice of counsel, the Company currently believes that it has no material obligations to the plaintiff and that there is no need for a provision for the claim.

2.
On July 29, 2014, a former employee of the Company's Smart ID division filed a financial claim against the Company in the Regional Labor Court in Tel Aviv. The sum of the claim is NIS 4,744 (approximately $1,233), and is based on the allegation that the Company owes the plaintiff certain commissions. On October 29, 2014 the Company filed a statement of defense rejecting the plaintiff’s allegations and claims. On March 10, 2015, the Court held a pre-trial review hearing where the Court made an initial review of the parties’ allegations. In the course of the hearing the plaintiff was ordered to amend and resubmit his statement of claims. Further to filing the amended statements of claim and defence, the parties have been instructed to attend mediation, scheduled to take place on December 6, 2015. Based on the advice of counsel, the Company currently believes that it has no material obligations to the Plaintiff and that there is no need for a provision for the claim.

B.	Guarantees

As of September 30, 2015, the Company granted performance guarantees in the sum of $727.

The expiration dates of the guarantees range from October 2015 to July 2016.

C.
As of September 30, 2015, the Company is in compliance with the covenant signed with Bank Leumi L’Israel Ltd. (see note 8(F) in the Company’s consolidated financial statements as of December 31, 2014, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014).

On Track Innovations Ltd.
and Subsidiaries

Notes to the Interim Unaudited Condensed Consolidated Financial Statements

US dollars in thousands

Note 7 – Discontinued operations

As described in Note 1C, the Company divested the SmartID division and its interest in Intercard and presented these activities as discontinued operations. During the nine month periods ended September 30, 2015 and September 30, 2014, the Company recorded profit from contingent consideration in the amount of $848 and $500, respectively, according to an earn out mechanism derived from the Smart ID division divesture. This profit is included in the table below as ‘other income, net’ within income from discontinued operations for the nine month periods ended September 30, 2015 and September 30, 2014. During the nine months ended September 30, 2014, the Company recorded loss from the German Subsidiary Divesture, including transaction costs, and profit due to transfer of its accumulated foreign currency translation adjustments from other comprehensive loss to the statement of operations which  totaled $7, which is presented below within ‘other  income, net’.

Set forth below are the results of the discontinued operations:

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Revenues	$-	$-	$-	$1,131
Expenses	-	(47)	(25)	(1,671)
Other income, net	461	358	848	581
Net profit from discontinued operations	$461	$311	$823	$41

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

The carrying amounts of variable interest rate long-term loans are equivalent or approximate to their fair value as they bear interest at approximate market rates. As of September 30, 2015, fair value of bank loans with fixed interest rates did not differ materially from the carrying amount.

As of September 30, 2015, the Company held approximately $7,056 of short-term bank deposits (as of December 31, 2014, $11,048). As of September 30, 2015, short -term deposits in the amount of $2,254 have been pledged as security in respect of guarantees granted in respect of  performance guarantees, loans and credit lines received from a bank (as of December 31, 2014 - $2,045) and cannot be pledged to others or withdrawn without the consent of the bank.

Note 9 – Equity

A.	Stock option plans

During the nine months ended September 30, 2015 and September 30, 2014, 135,000 and 1,056,667 options were granted, respectively. The vesting period for the options ranges from immediate vesting to vesting over a three year period. The exercise prices for the options range from $1.29 to $2.84. Those options expire up to five years after the date of the grant. Any options which are forfeited or cancelled before expiration become available for future grants under the Company’s option plan.

The fair value of each option granted to employees during the nine months ended September 30, 2015 and during the nine months ended September 30, 2014, for which the exercise price was greater than par value, was estimated on the date of grant, using the Black-Scholes model and the following assumptions:

1.	Dividend yield of zero percent for all periods.

2.
Risk-free interest rate of 1.03%-1.10% and 0.79%-1.05% for grants during the nine months ended September 30, 2015 and September 30, 2014, respectively, based on U.S. Treasury yield curve in effect at the time of grant.

On Track Innovations Ltd.
 and Subsidiaries

Notes to the Interim Unaudited Condensed Consolidated Financial Statements

US dollars in thousands

Note 9 - Equity (cont'd)

A.	Stock option plans (cont'd)

3.	Estimated expected lives of 3.5 and 2.85-3.75 years for grants during the nine months ended September 30, 2015 and September 30, 2014, respectively, using the simplified method.

4.
Expected average volatility of 69% and 65%-67% for grants during the nine months ended September 30, 2015 and September 30, 2014, respectively, which represent a weighted average standard deviation rate for the price of the Company's Ordinary Shares in the NASDAQ Global Market.

The Company’s options activity during the nine month period ended September 30, 2015, and the amount of options outstanding and exercisable as of December 31, 2014 and September 30, 2015, are summarized in the following table:

	Number of	Weighted
	options	average exercise
	outstanding	price per share
Outstanding – December 31, 2014	1,923,833	$2.09
Options granted	135,000	1.65
Options expired or forfeited	(408,459)	2.44
Outstanding – September 30, 2015	1,650,374	1.97

Exercisable as of:
December 31, 2014	697,003	$1.90
September 30, 2015	983,479	$1.90

The weighted average fair value of options granted during the nine months ended September 30, 2015 and during the nine months ended September 30, 2014 is $0.82 and $1.09, respectively, per option. The aggregate intrinsic value of outstanding options as of September 30, 2015 and December 31, 2014 is approximately $14 and $309, respectively. The aggregate intrinsic value of exercisable options as of September 30, 2015 and December 31, 2014 is approximately $14 and $165, respectively.

On Track Innovations Ltd.
 and Subsidiaries

Notes to the Interim Unaudited Condensed Consolidated Financial Statements

US dollars in thousands

Note 9 - Equity (cont'd)

A.	Stock option plans (cont'd)

The following table summarizes information about options outstanding and exercisable (including options to non-employees) as of September 30, 2015:

	Options outstanding			Options Exercisable
	Number	Weighted		Number	Weighted
	outstanding	average	Weighted	Outstanding	average	Weighted
	as of	remaining	Average	As of	remaining	Average
Range of	September 30,	contractual	Exercise	September 30,	contractual	Exercise
exercise price	2015	life (years)	Price	2015	life (years)	Price
$0.03	18,000	0.60	$0.03	18,000	0.60	$0.03
0.90	198,814	0.99	0.90	175,666	1.02	0.90
1.08-1.29	148,000	1.69	1.11	88,000	1.47	1.10
1.46	135,000	2.51	1.46	86,666	2.27	1.46
1.67-1.76	155,000	3.06	1.68	55,000	1.11	1.68
2.32-2.37	850,005	2.95	2.35	466,814	2.40	2.34
$3.03-3.23	145,555	1.26	$3.16	93,333	0.51	$3.19
	1,650,374	2.40		983,479	1.77

As of September 30, 2015, there was approximately $545 of total unrecognized compensation cost related to non-vested stock-based compensation arrangements. That cost is expected to be recognized over a weighted-average period of approximately 1.5 years.

During the nine months ended September 30, 2015 and September 30, 2014, the Company recorded stock-based compensation expenses in the amount of $369 and $642, respectively, in accordance with ASC Topic 718, “Compensation-Stock Compensation.”

B.	Warrants

During the nine months ended September 30, 2015, 18,071 warrants were exercised.

The following table summarizes information about warrants outstanding and exercisable as of September 30, 2015:

	Warrants outstanding			Warrants Exercisable
	Number	Weighted		Number	Weighted
	outstanding	average	Weighted	Outstanding	average	Weighted
	as of	remaining	Average	As of	remaining	Average
Range of	September 30,	contractual	Exercise	September 30,	contractual	Exercise
exercise price	2015	life (years)	Price	2015	life (years)	Price
$0 - 0.03	56,648	1.18	$0.01	20,500	0.61	$0.03
$3.75	260,869	0.36	3.75	260,869	0.36	3.75
	317,517	0.51		281,369	0.38

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

Information regarding the results of each reportable segment is included below based on the internal management reports that are reviewed by the CODM.

	Three months ended September 30, 2015
	Petroleum	Retail and Mass Transit Ticketing	Parking	Other	Consolidated
Revenues	$1,013	$1,588	$353	$801	$3,755

Reportable segment gross profit *	598	999	231	454	2,282

Reconciliation of reportable segment
gross profit to gross profit for the period

Depreciation					(193)
Stock-based compensation					(7)

Gross profit for the period					$2,082
	Three months ended September 30, 2014
	Petroleum	Retail and Mass Transit Ticketing	Parking	Other	Consolidated
Revenues	$734	$3,695	$528	$298	$5,255

Reportable segment gross profit *	424	1,888	365	140	2,817

Reconciliation of reportable segment
gross profit to gross profit for the period

Depreciation					(171)
Stock-based compensation					(10)

Gross profit for the period					$2,636

On Track Innovations Ltd.
and Subsidiaries

Notes to the Interim Unaudited Condensed Consolidated Financial Statements

US dollars in thousands

Note 10 - Operating segments (cont'd)

	Nine months ended September 30, 2015
	Petroleum	Retail and Mass Transit Ticketing	Parking	Other	Consolidated
Revenues	$3,108	$8,303	$1,103	$1,632	$14,146

Reportable segment gross profit *	1,800	4,463	705	873	7,841

Reconciliation of reportable segment
gross profit to gross profit for the period

Depreciation					(556)
Stock-based compensation					(35)

Gross profit for the period					$7,250

	Nine months ended September 30, 2014
	Petroleum	Retail and Mass Transit Ticketing	Parking	Other	Consolidated
Revenues	$2,902	$11,835	$1,711	$1,159	$17,607

Reportable segment gross profit *	1,800	5,567	1,136	593	9,096

Reconciliation of reportable segment
gross profit to gross profit for the period

Depreciation					(531)
Stock-based compensation					(24)

Gross profit for the period					$8,541

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

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward - Looking Statements

The statements contained in this Quarterly Report on Form 10-Q, or Quarterly Report, that are not historical facts are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 and other federal securities laws. Such forward-looking statements may be identified by, among other things, the use of forward-looking terminology such as "believes", "intends", "plans", "expects", "may", "will", "should", or "anticipates" or the negative thereof or other variations thereon or comparable terminology, and similar expressions are intended to identify forward-looking statements. We remind readers that forward-looking statements are merely predictions and therefore are inherently subject to uncertainties and other factors and involve known and unknown risks that could cause the actual results, performance, levels of activity, or our achievements, or industry results, to be materially different from any actual future results, performance, levels of activity, or our achievements, or industry results, expressed or implied by such forward-looking statements. Such forward-looking statements may appear in this Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” as well as elsewhere in this Quarterly Report and include, among other statements, statements regarding the following:

•	our intention to continue to leverage our core competencies in the areas of cashless payment solutions, and our belief that this approach will allow us to expand faster and into new territories;

•	the growth of the near field communications and cashless payment markets;

•	the expected development and potential benefits from our existing or future products or our intellectual property, or IP;

•	the generation of revenues from licensing, transaction fees and/or other arrangements;

•	future sources of revenue, and the impact of fluctuations in currency exchange rates versus the U.S. dollar;

•	our intention to continue to expand our market presence via strategic partnerships around the globe;

•	our plans to increase our cash resources, such as by capitalizing on our patent portfolio, sales of assets or parts of our business or raising funds;

•	our plans to reduce our financial expenses;

•	our intention to continue to invest in research and development;

•	our outlook for the coming months; and

•	the outcome of any litigation, including the expected net proceeds from a settlement with T-Mobile, and whether such settlement will be reached at all.

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

Our field-proven suite of cashless payment solutions is based on an extensive IP portfolio boasting 35 patent families, including registered patents and patent applications worldwide. Since our incorporation in 1990, we have built an international reputation for reliability and innovation – deploying hundreds of solutions for banking, mobile network operators, attended and unattended market, mass transit, petroleum and parking.

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

In August 2015 our Board of Directors appointed Mr. Shlomi Cohen as our new Chief Executive Officer, succeeding Mr. Ofer Tziperman. Following Mr. Cohen’s appointment, we have begun to implement a new go-to-market strategy designed to advance our NFC market leadership and drive profitable growth. In line with these efforts, we have started to recruit new marketing and sales professionals to address emerging opportunities around the globe. To become more sales oriented, we have introduced advanced new product lines and enhancements, designed to support the entry of new markets and industry verticals, as well as to expand existing customer adoption. We are also making efforts to engage in new partnerships with global manufacturers and developers in order to support and accelerate product development.

RESULTS OF OPERATIONS – THREE MONTHS ENDED SEPTEMBER 30, 2015 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2014, AND NINE MONTHS ENDED SEPTEMBER 30, 2015 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2014

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

Three months ended September 30, 2015, compared to the three months ended September 30, 2014

Sources of Revenue

We have historically derived a substantial majority of our revenues from the sale of our products, including both complete systems and original equipment manufacturer components. In addition, we generate revenues from licensing and transaction fees, and also, less significantly, from engineering services, customer services and technical support. During the three months ended September 30, 2015 and September 30, 2014, the revenues that we derived from sales and licensing and transaction fees were as follows (in thousands):

	Three months ended September 30,
	2015	2014
Sales	$2,361	$3,691
Licensing and transaction fees	$1,394	$1,564
Total revenues	$3,755	$5,255

Sales. Sales decreased by $1.3 million, or 36%, in the three months ended September 30, 2015, compared to the three months ended September 30, 2014. The decrease in 2015 is mainly attributed to a decrease in retail segment sales mainly in the U.S. market, partially offset by an increase in sales of our Other segment and an increase in sales of Petroleum products.

Licensing and transaction fees. Licensing and transaction fees include single and periodic payments for distribution rights for our products. Transaction fees are paid by customers based on the volume of transactions processed by systems that contain our products. Our licensing and transaction fees in the three months ended September 30, 2015, compared to the three months ended September 30, 2014, decreased by $170,000, or 11%. This was mainly attributed to a decrease in sales generated from our Parking segment in Europe and Israel.

We have historically derived revenues from different geographical areas.  The following table sets forth our revenues (in thousands) and as a percentage of revenues in different geographical areas, in the three months ended September 30, 2015 and September 30, 2014:

Three months ended September 30,	Africa		Europe		Asia		Americas
2015	$875	23%	$1,378	37%	$732	19%	$770	21%
2014	$704	13%	$1,969	38%	$321	6%	$2,261	43%

Our revenues from sales in Africa increased by $171,000, or 24%, in the three months ended September 30, 2015, compared to the three months ended September 30, 2014, mainly due to an increase in sales of MediSmart products.

Our revenues from sales in Europe decreased by $591,000, or 30%, in the three months ended September 30, 2015, compared to the three months ended September 30, 2014, mainly due to a decrease in Retail and Mass Transit Ticketing segment sales and to a decrease in sales from our Parking segment.

Our revenues from sales in Asia increased by $411,000, or 128%, in the three months ended September 30, 2015, compared to the three months ended September 30, 2014, mainly due to an increase in revenues from access control products and an increase in sales of Petroleum products.

Our revenues from sales in Americas decreased by $1.5 million, or 66%, in the three months ended September 30, 2015, compared to the three months ended September 30, 2014, mainly due to a decrease in Retail and Mass Transit Ticketing segment sales in the United States.

Our revenues derived from outside the United States, which are primarily received in currencies other than the U.S. dollar, will have a varying impact upon our total revenues, as a result of fluctuations in such currencies’ exchange rates versus the U.S. dollar.

The following table sets forth our revenues (in thousands) and as a percentage of revenues by segments, during the three months ended September 30, 2015 and September 30, 2014:

Three months ended September 30,	Petroleum		Parking		Retail and Mass Transit Ticketing		Other
2015	$1,014	27%	$353	9%	$1,588	43%	$800	21%
2014	$734	14%	$528	10%	$3,695	70%	$298	6%

Our revenues in the three months ended September 30, 2015, from Petroleum increased by $280,000, or 38%, compared to the three months ended September 30, 2014, mainly due to an increase in Petroleum products in Asia.

Our revenues in the three months ended September 30, 2015, from Parking decreased by $175,000, or 33%, compared to the three months ended September 30, 2014, mainly due to a decrease in revenues generated from parking products in Europe and Israel.

Our revenues from Retail and Mass Transit Ticketing in the three months ended September 30, 2015, decreased by $2.1 million, or 57%, compared to the three months ended September 30, 2014, mainly due to a decrease in sales in the United States and a decrease in sales in Europe.

Our revenues in the three months ended September 30, 2015, from our Other segment increased by $502,000, or 168%, compared to the three months ended September 30, 2014, mainly due to an increase in sales of MediSmart products in Africa and an increase in revenues from access control products in Asia.

Cost of Revenues and Gross Margin

Our cost of revenues, presented by gross profit and gross margin percentage, in the three months ended September 30, 2015 and September 30, 2014, were as follows (in thousands):

Cost of revenues	Three months ended September 30,
	2015	2014
Cost of sales	$1,673	$2,619
Gross profit	$2,082	$2,636
Gross margin percentage	55%	50%

Cost of sales.  Cost of revenues relating to sales consists primarily of materials, as well as salaries, fees to subcontractors and related costs of our technical staff that assemble our products. The decrease of $946,000, or 36%, in the three months ended September 30, 2015, compared to the three months ended September 30, 2014, resulted primarily from a decrease in revenues and a decrease in consumption of materials for the production of our retail products as part of our continued manufacturing cost reduction efforts.

Gross margin. Gross margin increased to 55% in the three months ended September 30, 2015, from 50% in the three months ended September 30, 2014. The increase is mainly attributed to a change in our revenue mix and from a decrease in our consumption of materials for the production of our retail products due to our continued manufacturing cost reduction efforts.

Operating expenses

Our operating expenses in the three months ended September 30, 2015 and September 30, 2014, were as follows (in thousands):

Operating expenses	Three months ended September 30,
	2015	2014
Research and development	$807	$1,281
Selling and marketing	$1,730	$1,968
General and administrative	$1,056	$1,382
Patent litigation and maintenance	$371	$194
Other expenses	$408	$-
Total operating expenses	$4,372	$4,825

Research and development.  Our research and development expenses consist primarily of the salaries and related expenses of our research and development staff, as well as subcontracting expenses. The decrease of $474,000, or 37%, in the three months ended September 30, 2015, compared to the three months ended September 30, 2014, is primarily attributed to a decrease in employment expenses due to the shutdown of operation of our wholly owned subsidiary Smart Card Engineering Ltd. in December 2014, and to a decrease in subcontractor expenses. Our research and development expenses may increase in the future as we continue to develop new products and new applications for our existing products.

Selling and marketing.  Our selling and marketing expenses consist primarily of salaries and substantially all of the expenses of our sales and marketing subsidiaries and offices in the United States, South Africa and Europe, as well as expenses related to advertising, professional expenses and participation in exhibitions and tradeshows. The decrease of $238,000, or 12%, in the three months ended September 30, 2015, compared to the three months ended September 30, 2014, is primarily attributed to a decrease in employment expenses due to a decrease in the number of sales and marketing employees and to a decrease in consulting expenses. Our selling and marketing expenses may increase in the future as we continue to expand our local sales and marketing efforts, open new offices and in the event that we hire additional personnel.

General and administrative.  Our general and administrative expenses consist primarily of salaries and related expenses of our executive management and financial and administrative staff. These expenses also include costs of our professional advisors (such as lawyers and accountants), office expenses, insurance, general and administrative expenses and provision for doubtful accounts. The decrease of $326,000, or 24%, in the three months ended September 30, 2015, compared to the three months ended September 30, 2014, is primarily attributed to a decrease in employment expenses related to stock-based compensation expenses and a decrease in the number of general and administrative employees. General corporate and administrative expenses may increase in the future as we continue to expand our operations.

Patent litigation and maintenance expenses. Our patent litigation and maintenance expenses consist primarily of professional advisors related to our patents and other IP, such as lawyers or other consultants, as part of the Company's long-term plan to maximize the value of our IP, and also consist of salaries and related expenses of our team of employees executing this strategy. The increase of $177,000, or 91%, in the three months ended September 30, 2015, compared to the three months ended September 30, 2014, is primarily attributed to an increase in employment expenses, and to a lesser extent, an increase in legal expenses.

Other expenses. Our other expenses consist of partial compensation expenses related to the termination of employment of our former Chief Executive Officer, Mr. Ofer Tziperman, according to his employment terms, following his resignation from the Company and its subsidiaries on February 10, 2015 and compensation expenses related to the termination of employment of our former Director and Chief Executive Officer of our U.S. subsidiary, Mr. Dimitrios Angelis, on August 3, 2015.

Financing expenses, net

Our financing expenses, net, in the three months ended September 30, 2015 and September 30, 2014, were as follows (in thousands):

	Three months ended September 30,
	2015	2014
Financing income	$4	$3
Financing expenses	$(126)	$(47)
Financing expenses, net	$(122)	$(44)

Financing expenses consist primarily of interest payable on bank loans, bank commissions and foreign exchange losses. Financing income consists primarily of foreign exchange gains and from interest earned on investments in short-term deposits. Our financing income in the three months ended September 30, 2015, compared to the three months ended September 30, 2014, remained consistent. The increase in financing expenses in the three months ended September 30, 2015, compared to the three months ended September 30, 2014, of $79,000, or 168%, is mainly due to increased foreign exchange losses, following the stronger U.S. dollar compared to other currencies and also due to an increase in interest expenses on short-term and long-term bank credit.

Net loss from continuing operations

Our net loss from continuing operations in the three months ended September 30, 2015 and September 30, 2014, was as follows (in thousands):

	Three months ended September 30,
	2015	2014
Net loss from continuing operations	$(2,447)	$(2,262)

The increase of $185,000, or 8%, in the three months ended September 30, 2015, compared to the three months ended September 30, 2014 is primarily due to a decrease in revenues and gross profit and an increase in financing expenses, net, partially offset by a decrease in our operating expenses, following our successful cost reduction measures as described above.

Net income from discontinued operations

Our net income from discontinued operations in the three months ended September 30, 2015 and September 30, 2014, was as follows (in thousands):

	Three months ended September 30,
	2015	2014
Net income from discontinued operations	$461	$311

In December 2013, we completed the sale of certain assets, certain subsidiaries and IP assets directly related to our SmartID division. Further, in February 2014, we sold Intercard.

The results from these operations for the reporting periods are presented in the statements of operations as discontinued operations separately from continuing operations.

The increase in net income from discontinued operations of $150,000, or 48%, in the three months ended September 30, 2015, compared to the three months ended September 30, 2014, is due to an increase in net income from contingent consideration according to an earn out mechanism as part of our SmartID divestiture.

Net loss

Our net loss in the three months ended September 30, 2015 and September 30, 2014, was as follows (in thousands):

	Three months ended September 30,
	2015	2014
Net loss	$(1,986)	$(1,951)

The increase in net loss of $35,000, or 2%, in the three months ended September 30, 2015, compared to the three months ended September 30, 2014 is primarily due to a decrease in revenues and gross profit and an increase in financing expenses, net, partially offset by a decrease in our operating expenses following our successful cost reduction measures and an increase in net income from discontinued operations as described above.

Nine months ended September 30, 2015, compared to the nine months ended September 30, 2014

Sources of Revenue

During the nine months ended September 30, 2015 and September 30, 2014, the revenues that we derived from sales and licensing and transaction fees were as follows (in thousands):

	Nine months ended September 30,
	2015	2014
Sales	$10,015	$13,381
Licensing and transaction fees	$4,131	$4,226
Total revenues	$14,146	$17,607

Sales. Sales decreased by $3.4 million, or 25%, in the nine months ended September 30, 2015, compared to the nine months ended September 30, 2014. The decrease in 2015 is mainly attributed to a decrease in Retail and Mass Transit Ticketing segment sales in the United States and Europe and to a decrease in sales of oti Wave product in Asia. In addition, revenues received in currencies other than the U.S. dollar caused a negative impact on our sales, as a result of fluctuations in exchange rate versus the U.S. dollar.

Licensing and transaction fees. Our licensing and transaction fees in the nine months ended September 30, 2015, compared to the nine months ended September 30, 2014, decreased by $95,000, or 2%. This was mainly attributed to a decrease in sales generated from parking segment in Israel and Europe, partially offset by an increase in revenues from Retail and Mass Transit Ticketing in Poland.

We have historically derived revenues from different geographical areas.  The following table sets forth our revenues (in thousands) and as a percentage of revenues in different geographical areas, in the nine months ended September 30, 2015 and September 30, 2014:

Nine months ended September 30,	Africa		Europe		Asia		Americas
2015	$2,599	18%	$4,376	31%	$1,444	10%	$5,727	41%
2014	$3,044	17%	$5,522	32%	$2,184	12%	$6,857	39%

Our revenues from sales in Africa decreased by $445,000, or 15%, in the nine months ended September 30, 2015, compared to the nine months ended September 30, 2014, mainly due to a decrease in sales of Petroleum products partially offset by an increase in sales of our MediSmart products.

Our revenues from sales in Europe decreased by $1.1 million, or 21%, in the nine months ended September 30, 2015, compared to the nine months ended September 30, 2014, mainly due to a decrease in Retail and Mass Transit Ticketing segment sales and a decrease in sales of Parking products, partially offset by an increase in sales of Petroleum products.

Our revenues from sales in Asia decreased by $740,000, or 34%, in the nine months ended September 30, 2015, compared to the nine months ended September 30, 2014, mainly due to a decrease in retail segment sales related to our oti Wave product and a decrease in sales of Parking products, partially offset by an increase in sales of Petroleum products.

Our revenues from sales in Americas decreased by $1.1 million, or 16%, in the nine months ended September 30, 2015, compared to the nine months ended September 30, 2014, mainly due to a decrease in retail segment sales to the U.S. market, partially offset by an increase in sales of Petroleum products to the South American market.

Our revenues derived from outside the United States, which are primarily received in currencies other than the U.S. dollar, will have a varying impact upon our total revenues, as a result of fluctuations in such currencies’ exchange rates versus the U.S. dollar.

The following table sets forth our revenues (in thousands) and as a percentage of revenues by segments, during the nine months ended September 30, 2015 and September 30, 2014:

Nine months ended September 30,	Petroleum		Parking		Retail and Mass Transit Ticketing		Other
2015	$3,108	22%	$1,103	8%	$8,303	58%	$1,632	12%
2014	$2,902	16%	$1,711	10%	$11,835	67%	$1,159	7%

Our revenues in the nine months ended September 30, 2015, from Petroleum increased by $206,000, or 7%, compared to the nine months ended September 30, 2014. This increase was mainly due to an increase in sales of Petroleum products in South America, Europe and Asia, partially offset by a decrease in sales of Petroleum products in Africa which are primarily received in currencies other than the U.S. dollar, and which had a negative impact upon our Petroleum sales as a result of fluctuations in the South African Rand exchange rate versus the U.S. dollar.

Our revenues in the nine months ended September 30, 2015, from Parking decreased by $608,000, or 36%, compared to the nine months ended September 30, 2014, mainly due to a decrease in revenues generated from the European and Israeli markets.

Our revenues from Retail and Mass Transit Ticketing in the nine months ended September 30, 2015, decreased by $3.5 million, or 30%, compared to the nine months ended September 30, 2014, mainly due to a decrease in sales in the United States and Europe, and a decrease in sales related to our oti Wave product in Asia.

Our revenues in the nine months ended September 30, 2015, from our Other segment increased by $473,000, or 41%, compared to the nine months ended September 30, 2014. The increase in sales of Other products was mainly due to an increase in sales of MediSmart products in Africa.

Cost of Revenues and Gross Margin

Our cost of revenues, presented by gross profit and gross margin percentage, in the nine months ended September 30, 2015 and September 30, 2014, were as follows (in thousands):

Cost of revenues	Nine months ended September 30,
	2015	2014

Cost of sales	$6,896	$9,066
Gross profit	$7,250	$8,541
Gross margin percentage	51%	49%

Cost of sales. Cost of revenues relating to sales consists primarily of materials, as well as salaries, fees to subcontractors and related costs of our technical staff that assemble our products. The decrease of $2.2 million, or 24%, in the nine months ended September 30, 2015, compared to the nine months ended September 30, 2014, resulted primarily from a decrease in revenues and a decrease in consumption of materials for the production of our retail products as part of our continued manufacturing cost reduction efforts.

Gross margin. Gross margin increased to 51% in the nine months ended September 30, 2015, from 49% in the nine months ended September 30, 2014. The increase is mainly attributed to a change in our revenue mix and from a decrease in our consumption of materials for the production of our retail products due to our continued manufacturing cost reduction efforts.

Operating expenses

Our operating expenses in the nine months ended September 30, 2015 and September 30, 2014, were as follows (in thousands):

Operating expenses	Nine months ended September 30,
	2015	2014
Research and development	$2,712	$3,662
Selling and marketing	$5,388	$6,160
General and administrative	$3,440	$4,491
Patent litigation and maintenance	$830	$1,213
Other expenses	$918	$-
Total operating expenses	$13,288	$15,526

Research and development.  Our research and development expenses consist primarily of the salaries and related expenses of our research and development staff, as well as subcontracting expenses. The decrease of $950,000, or 26%, in the nine months ended September 30, 2015, compared to the nine months ended September 30, 2014, is primarily attributed to a decrease in employment expenses due to the shutdown of operation of our wholly owned subsidiary Smart Card Engineering Ltd. in December 2014, and to a lesser extent to a decrease in subcontractor expenses. Our research and development expenses may increase in the future as we continue to develop new products and new applications for our existing products.

Selling and marketing.  Our selling and marketing expenses consist primarily of salaries and substantially all of the expenses of our sales and marketing subsidiaries and offices in the United States, South Africa and Europe, as well as expenses related to advertising, professional expenses and participation in exhibitions and tradeshows. The decrease of $772,000, or 13%, in the nine months ended September 30, 2015, compared to the nine months ended September 30, 2014, is primarily attributed to a decrease in employment expenses due to a decrease in the number of selling and marketing employees, and to a lesser extent to a decrease in exhibitions and advertising expenses. Our selling and marketing expenses may increase in the future as we continue to expand our local sales and marketing efforts, open new offices and in the event that we hire additional personnel.

General and administrative.  Our general and administrative expenses consist primarily of salaries and related expenses of our executive management and financial and administrative staff. These expenses also include costs of our professional advisors (such as lawyers and accountants), office expenses, insurance, general and administrative expenses and provision for doubtful accounts. The decrease of $1.1 million, or 23%, in the nine months ended September 30, 2015, compared to the nine months ended September 30, 2014, is primarily attributed to a decrease in employment expenses due to stock-based compensation related to options, and a decrease in the number of general and administrative employees, and to a lesser extent to a decrease in business travel expenses, partially offset by an increase in ongoing professional consulting expenses. General corporate and administrative expenses may increase in the future as we continue to expand our operations.

Patent litigation and maintenance expenses.  Our patent litigation and maintenance expenses consist primarily of professional advisors related to our patents and other IP, such as lawyers or other consultants, as part of the Company's long-term plan to maximize the value of our IP, and also consist of salaries and related expenses of our team of employees executing this strategy. The decrease of $383,000, or 32%, in the nine months ended September 30, 2015, compared to the nine months ended September 30, 2014, is primarily attributed to a decrease in legal fees and a decrease in employment expenses.

Other expenses. Our other expenses consist of partial compensation expenses provision related to the termination of employment of our former Chief Executive Officer, Mr. Ofer Tziperman, according to his employment terms, following his resignation from the Company and its subsidiaries on February 10, 2015 and partial compensation expenses related to the termination of employment of our former Director and Chief Executive Officer of our U.S. subsidiary, Mr. Dimitrios Angelis, on August 3, 2015. Our other expenses also consist of consulting fees as part of our strategic review.

Financing expenses, net

Our financing expenses, net, in the nine months ended September 30, 2015 and September 30, 2014, were as follows (in thousands):

	Nine months ended September 30,
	2015	2014
Financing income	$83	$76
Financing expenses	$(625)	$(473)
Financing expenses, net	$(542)	$(397)

Financing expenses consist primarily of interest payable on bank loans, bank commissions and foreign exchange losses. Financing income primarily of foreign exchange gains and from interest earned on investments in short-term deposits. The increase in financing income in the nine months ended September 30, 2015, compared to the nine months ended September 30, 2014, of $7,000, or 9%, is mainly due to the exchange rate differentials and interest income from deposits. The increase in financing expenses in the nine months ended September 30, 2015, compared to the nine months ended September 30, 2014, of $152,000, or 32%, is mainly due to an increase in the exchange rate differentials of the U.S. dollar against other currencies, partially offset by a decrease in interest expenses on short-term and long-term bank credit and bank commissions.

Net loss from continuing operations

Our net loss from continuing operations in the nine months ended September 30, 2015 and September 30, 2014, was as follows (in thousands):

	Nine months ended September 30,
	2015	2014
Net loss from continuing operations	$(6,618)	$(7,584)

The decrease of $966,000, or 13%, in the nine months ended September 30, 2015, compared to the nine months ended September 30, 2014, despite the decrease in revenues, is primarily due to a decrease in our operating expenses following our successful cost reduction measures, partially offset by a decrease in our gross profit and an increase in financing expenses, net, as described above.

Net income from discontinued operations

Our net income from discontinued operations in the nine months ended September 30, 2015 and September 30, 2014, was as follows (in thousands):

	Nine months ended September 30,
	2015	2014
Net income from discontinued operations	$823	$41

In December 2013, we completed the sale of certain assets, certain subsidiaries and IP assets directly related to our SmartID division. Further, in February 2014, we sold Intercard.

The results from these operations for the reporting periods are presented in the statements of operations as discontinued operations separately from continuing operations.

The increase in net income from discontinued operations of $782,000 in the nine months ended September 30, 2015, compared to the nine months ended September 30, 2014, is due to a decrease in net loss from discontinued operations activity from the sale of Intercard in February 2014 and due to an increased income in the reporting period of 2015 from contingent consideration according to an earn out mechanism as part of our SmartID divestiture.

Net loss

Our net loss in the nine months ended September 30, 2015 and September 30, 2014, was as follows (in thousands):

	Nine months ended September 30,
	2015	2014
Net loss	$(5,795)	$(7,543)

The decrease in net loss of $1.7 million, or 23%, in the nine months ended September 30, 2015, compared to the nine months ended September 30, 2014, despite the decrease in revenues, is primarily due to a decrease in our operating expenses following our successful cost reduction measures and an increase in net income from discontinued operations, partially offset by a decrease in our gross profit and an increase in financing expenses, net, as described above.

Liquidity and Capital Resources

Our principal sources of liquidity since our inception have been sales of equity securities, borrowings from banks, cash from the exercise of options and warrants and proceeds from divestitures of parts of our businesses. We had cash, cash equivalents and short-term investments representing bank deposits of $11.5 million as of September 30, 2015 (of which an amount of $2.3 million has been pledged as a security in respect of performance guarantees granted to third parties and guarantees to secure customer advances, loans and credit lines received from a bank), and $16.4 million as of December 31, 2014 (of which an amount of $2.0 million had then been pledged as a security in respect of performance guarantees granted to third parties and guarantees to secure customer advances, loans and credit lines received from a bank). We believe that we have sufficient capital resources to fund our operations in the next 12 months. We adhere to an investment policy which is intended to enable the Company to avoid being classified as a “passive foreign investment company,” or PFIC, under U.S. law. That said, we cannot provide complete assurance that PFIC status will be avoided in the future.  In addition, our investment policy requires investment in high-quality investment-grade securities. As of September 30, 2015, the bank loans are denominated in the following currencies: U.S. dollars ($375,000, with maturity dates ranging from 2015 through 2019), New Israeli Shekels, or NIS ($384,000, with maturity dates ranging from 2015 through 2019), South African Rand ($710,000, with maturity dates ranging from 2015 through 2023) and Polish Zloty ($1.4 million, with maturity dates ranging from 2015 through 2019). As of September 30, 2015, these loans bear interest at rates ranging from 4.0%-7.5% per annum.

Our composition of long-term loans as of September 30, 2015, was as follows (in thousands):

September 30, 2015
Long-term loans	$2,885
Less - current maturities	835
$2,050

Our composition of short-term loans, bank credit and current maturities of long-term loans as of September 30, 2015, were as follows (in thousands):

	September 30, 2015
	Interest rate
In NIS	4.7%		$778
In U.S. dollars	5.0%	%	1,137
In Polish Zloty	3.6%	%	530
			2,445
Current maturities of long-term loans			835
			$3,280

On November 4, 2014, the Company signed a financial and restrictive covenant with Bank Leumi L’Israel Ltd. in order to secure bank services and obtain bank credit and loans. Under the covenant, we are obligated to meet the following: (i) our total liquid deposits will not be less than $6.0 million at any time; (ii) beginning January 1, 2015, our annual operational profit on an earnings before interest, taxes, depreciation and amortization basis will not be less than $1.0 million; (iii) our annual revenues will not be less than $20.0 million; and (iv) for 2014, equity was required to be at a level of 25% of the total assets and equity sum of no less than $9.5 million, for 2015, equity is required to be at a level of 28% of the total assets and equity sum of no less than $10.5 million, for 2016 and onwards, equity is required to be at a level of 30% of the total assets and equity sum of no less than $11.0 million. As of September 30, 2015, we are in compliance with these covenants. The Company is taking measures to be in a position at December 31, 2015 that such covenants will not be effective. In any case, the effect of not complying with such covenants will not have a material impact on the financial statements of the Company.

For the nine months ended September 30, 2015, we had a negative cash flow from continuing operations of $3 million. We may continue to suffer from negative cash flow from operations. We are looking for ways to increase our cash resources, such as increasing our revenues and profit, capitalizing on our patent portfolio, sales of assets or parts of our business or raising funds. In addition, we are looking for ways to reduce our financial expenses, including repayment of debt instruments.

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

Operating activities related to continuing operations

For the nine months ended September 30, 2015, net cash used in continuing operating activity was $3 million primarily due to a $6.6 million net loss from continuing operations, a $382,000 increase in inventory, and a $79,000 decrease in accrued severance pay, partially offset by a $1.9 million decrease in trade receivables, depreciation expenses of $941,000, a $402,000 increase in trade payables, a $369,000 expense due to stock-based compensation issued to employees, a $197,000 increase in other current liabilities, a $131,000 decrease in other receivables and prepaid expenses, a $36,000 deferred tax expense and a $30,000 accrued interest expense.

For the nine months ended September 30, 2014, net cash used in continuing operating activity was $7.2 million primarily due to a $7.6 million net loss from continuing operations, a $772,000 decrease in other current liabilities, a $689,000 increase in inventory, a $308,000 increase in other receivables and prepaid expenses and a $112,000 decrease in accrued severance pay, partially offset by a $240,000 decrease in trade receivables, a $235,000 increase in trade payables and the following non-cash expenses: $959,000 of depreciation, $642,000 of stock-based compensation expenses related to equity grants issued to employees and others and $135,000 in deferred tax.

Operating activities related to discontinued operations

For the nine months ended September 30, 2015, net cash used in discontinued operating activities was $25,000, related to the SmartID division. For the nine months ended September 30, 2014, net cash used in discontinued operating activities was $1.3 million, which related to the SmartID division and Intercard.

In June 2015, the purchaser of our Smart ID division, SuperCom Ltd., or SuperCom, raised cash through an equity public offering. Based on certain provisions of the Smart ID division sale agreement, such an event entitles us to additional consideration. After repeated demands for payment, on October 19, 2015, we filed a lawsuit in the District Court in Lod, Israel, against SuperCom claiming certain substantial sums owed to us by SuperCom. Any such additional consideration, if and when received, will be accounted for as income from discontinued operations.

Investing and financing activities related to continuing operations

For the nine months ended September 30, 2015, net cash provided by continuing investing activities was $2.6 million, mainly due to $8.2 million proceeds from the maturity and sale of short-term investments and $31,000 in proceeds from sale of property and equipment, partially offset by a $4.2 million purchase of short-term investments, an $1.1 million purchase of property and equipment, a $153,000 investment in capitalized product costs and a $137,000 net investment in restricted deposit for employee benefits.

For the nine months ended September 30, 2014, net cash used in continuing investing activities was $1.5 million, mainly due to a $2.4 million investment in short-term investments and $340,000 purchase of property and equipment, partially offset by $1.3 million in proceeds from the maturity of short-term investments.

For the nine months ended September 30, 2015, net cash used in continuing financing activities was $673,000 mainly due to a $783,000 decrease in short-term bank credit and repayment of $606,000 of long-term bank loans, partially offset by $716,000 in proceeds from long-term bank loans.

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

Investing and financing activities related to discontinued operations

For the nine months ended September 30, 2015, net cash provided by discontinued investing activities was $387,000 due to contingent consideration received related to the Smart ID division divesture.

For the nine months ended September 30, 2014, net cash provided by discontinued investing activities was $925,000 mainly due to payments received related to the sale of Intercard and earn out payments from the sale of the SmartID division operations, partially offset by the purchase of property and equipment by Intercard.

We had no cash flows provided by or used in discontinued financing activities in the nine months ended September 30, 2015.

For the nine months ended September 30, 2014, net cash used in discontinued financing activities was $154,000 mainly due to repayments of short-term loans related to Intercard.

Off Balance Sheet Arrangements

As of September 30, 2015, we had no off balance sheet arrangements that have had or that we expect would be reasonably likely to have a future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

Changes in Internal Control Over Financial Reporting - There has been no change in our internal control over financial reporting during the third quarter of fiscal 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

As previously reported in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, on March 26, 2012, we filed a patent infringement lawsuit in the United States District Court for the Southern District of New York against T-Mobile USA, Inc. for selling NFC enabled phones that infringe our U.S. Patent No. 6,045,043, or the ‘043 Patent. Our requested relief in the 2012 lawsuit is a declaration that T-Mobile infringes our patent, an injunction against further infringement, direct and indirect damages for the infringement, and attorneys’ fees. On May 5, 2015, we filed a second patent infringement lawsuit against T-Mobile in the United States District Court for the Southern District of New York, regarding certain T-Mobile NFC enabled phones fitted with Giesecke & Devirent Advanced SIM cards for infringing our ‘043 Patent. On September 24, 2015, we notified the Court, jointly with T-Mobile, that we had reached an agreement in principle to settle our claims against T-Mobile. We expect that the net proceeds from the settlement with T-Mobile, if such settlement is reached, will not be significant and less than our initial expectations.

On September 30, 2015, we filed two separate patent infringement lawsuits in the United States District Court for the Southern District of New York against mobile carriers AT&T and Verizon Wireless, respectively. Both suits assert infringement of our U.S. Patent No. 6,045,043, based on AT&T’s and Verizon’s offering for sale and/or sale of NFC enabled phones for use with certain advanced SIM cards. Our requested relief in both lawsuits is a declaration that AT&T and Verizon infringe our patent, direct and indirect damages for the infringement, and attorneys’ fees. The foregoing lawsuits have not yet been served on AT&T or Verizon Wireless as of the date hereof.

On October 19, 2015, we filed a lawsuit in the District Court in Lod, Israel, against SuperCom, the purchaser of our Smart ID division, requesting, among other things, monetary relief in the amount of  NIS 28.9 million (approximately $7.4 million) with respect to additional consideration owed to us for the sale of our Smart ID division. SuperCom is required by applicable law to file a response by November 20, 2015.

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

101 *
The following materials from our Quarterly Report on Form 10-Q for the quarter ended September 30, 2015 formatted in XBRL (eXtensible Business Reporting Language): (i) the Interim Condensed Consolidated Balance Sheets, (ii) the Interim Condensed Consolidated Statements of Operations, (iii) the Interim Condensed Consolidated Statements of Comprehensive Loss, (iv) the Interim Condensed Statements of Changes in Equity, (v) the Interim Condensed Consolidated Statements of Cash Flows, and (vi) the Notes to the Interim Condensed Consolidated Financial Statements, tagged as blocks of text and in detail.

*Filed herewith.

** Furnished herewith.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ON TRACK INNOVATIONS LTD.

By: /s/ Shlomi Cohen
Shlomi Cohen, Chief Executive Officer
(Principal Executive Officer)
Dated: November 16, 2015

By: /s/ Shay Tomer
Shay Tomer, Chief Financial Officer
(Principal Financial and Accounting Officer)
Dated:  November 16, 2015