Form 10-K
period 2015-12-31
ON TRACK INNOVATIONS LTD
filed 2016-03-28
CIK 1021604

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

 ☒           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the fiscal year ended December 31, 2015

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

Yes ☐    No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked prices of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $57,987,083

The number of shares of the registrant’s Ordinary Shares outstanding on March 14, 2016, was 40,835,974.

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

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

The statements contained in this Annual Report on Form 10-K, or Annual Report, that are not historical facts are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 and other federal securities laws. Such forward-looking statements may be identified by, among other things, the use of forward-looking terminology such as “believes,” “intends,” “plans” “expects,” “may,” “will,” “should,” or “anticipates” or the negative thereof or other variations thereon or comparable terminology, and similar expressions are intended to identify forward-looking statements.  We remind readers that forward-looking statements are merely predictions and therefore are inherently subject to uncertainties and other factors and involve known and unknown risks that could cause the actual results, performance, levels of activity, or our achievements, or industry results, to be materially different from any actual future results, performance, levels of activity, or our achievements, or industry results, expressed or implied by such forward-looking statements. Such forward-looking statements may appear in Item 1 – “Business” and Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” as well as elsewhere in this Annual Report and include, among other statements, statements regarding the following:

•	our expectations regarding the growth of the near-field communication, or NFC, market;

•	the expected development and potential benefits from our existing or future products or our intellectual property, or IP;

•	increased generation of revenues from licensing, transaction fees and/or other arrangements;

•	future sources of revenue, ongoing relationships with current and future business partners, distributors suppliers, customers, end-user customers and resellers;

•	our intention to generate additional recurring revenues, license and transaction fees;

•	future costs and expenses and adequacy of capital resources;

•	our intention to continue to expand our market presence via strategic partnerships around the globe;

•	our expectations with respect to the expansion of our MediSmart product into additional countries in Eastern Africa or elsewhere;

•	our expectations that revenues from Retail and Mass Transit Ticketing will grow in the next years, and the expected reasons for that growth;

•	our plans to increase our cash resources, such as by capitalizing on our patent portfolio, sales of assets or parts of our business or raising funds;

•	our plans to reduce our financial expenses;

•	our expectations regarding our short-term and long-term capital requirements;

•	our intention to continue to invest in research and development;

•	our outlook for the coming months; and

•	information with respect to any other plans and strategies for our business.

The factors discussed herein, including those risk factors described in Item 1A-  “Risk Factors”, and those expressed from time to time in our press releases or filings with the Securities and Exchange Commission, or the SEC, could cause actual results and developments to be materially different from those expressed in or implied by such statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak and are made only as of the date of this filing.

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

PART I

Item 1. Business.

General Overview

We are a pioneer and leading developer of cutting-edge secure cashless payment solutions providing global enterprises with innovative technology for over two decades. We operate in three main segments: (1) Retail and Mass Transit; (2) Petroleum; and (3) Parking.  In addition to our three reportable segments, certain products for the medical industry and other secure smart card solutions are classified under “Other” in segment analysis appearing in this Annual Report.

Our field-proven suite of cashless payment solutions is based on an extensive IP portfolio boasting 27 patent families, including registered patents and patent applications worldwide. Since our incorporation in 1990, we have built an international reputation for reliability and innovation, deploying hundreds of solutions for banking, mobile network operators, vending, mass transit, petroleum and parking.

We operate a global network of regional offices, franchisees, distributors and partners to support various solutions deployed across the globe.

We focus our efforts on our core business of providing innovative cashless payment solutions based among other things on our contactless near field communications, or NFC, technology. To this end, and since 2013, we have divested businesses in the Company that are not within our core business scope. We have increased our efforts to further develop existing and new products and solutions, including among others by the introduction of our new telemetry and Internet of Things, or IoT, technology, and increased our sales and marketing activities and taskforce. We also focus on developing strategic channel partnerships around the globe to increase our revenues and on maximizing the value of our IP through licensing, customized technology solutions, strategic partnerships and enforcing our patent portfolio. Recently, we have significantly cut costs and reduced operating expenses, in part by outsourcing part of our manufacturing activities.

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

Our Markets

We provide our cashless payment solutions for three major vertical markets:

Retail and Mass Transit Ticketing

Retail - The high cost of cash, cash related crime and cash impact on creating ‘black economies’ are major forces that drive markets to look for “Cashless Payment Solutions.” Embraced by retail organizations across the globe, mobile payments, NFC and contactless technologies are helping create a cashless, paperless world.

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

Wearables and Internet of Things (IoT) – Wearable technologies have become a modern trend. Today, it is very common to find wearable technologies such as wristbands or watches that are not only fashion garments, but are also linked to a Smartphone and can measure a person's heartbeat and footsteps. We believe that the next evolution of wearables will also allow cashless payments. Our expertise in minimizing the foot print of NFC payment devices allows us to offer manufacturers with a way to easily turn their product into a payment device. We call this unique capability "PayEnable" and we intend to mark products that include our technology with the "PayEnabled by oti" mark. Our goal is that pay-enabling a product will be cost-effective and will require no expertise or special tooling from the merchant or the consumer. PayEnabled devices will support contactless payment similar to pre-paid, debit and credit cards. Additionally, PayEnabled products will also be able to support mass transit ticketing, e-coupons, loyalty programs and healthcare applications, and could also be used for proximity marketing (in-store promotions) and product authenticating (brand anti-counterfeiting).

We manage our cashless payment solutions for the retail market worldwide from our headquarters in Israel.

Mass Transit Ticketing – The established and constantly growing need for mass transit ticketing systems and services, together with the migration to contactless smart cards as the main mean for mass transit payments, have led to the development of a ticket sales unattended and attended mass transit ticketing system by our wholly-owned Polish subsidiary ASEC S.A., or ASEC, initially for the market in Poland.

The system is comprised of attended and unattended point of sales, or POS including ticket vending machines and terminals and is fully managed by a back office solution. ASEC provides system design, installation, management and on-going system maintenance services on a full end-to-end turnkey service basis.

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

Parking

With today’s growing parking needs, drivers need a fast, simple, and seamless on-street and parking lot payment system. Providing such a system raises municipal parking revenues, lowers enforcement overhead, and improves driver satisfaction.

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

Our Products

Retail and Mass Transit Ticketing Market

Retail

Below are the details of our offering for each of the above mentioned vertical markets.

PayEnable Technology – PayCapsule and PayCapsule-Flex

Wearables and IoT - PayEnable technology can be implemented into a wide range of products. We offer two methods of encapsulating our technology into products:

PayCapsule – PayEnable solution for casted/solid products with advanced application support.

The PayCapsule is an IoT contactless payment device based on a secure element supporting multiple applications and smart-phone connectivity.   The PayCapsule’s small form-factor allows it to be encapsulated into consumer products, and is ideal for turning wearables into payment devices.

PayCapsule-Flex – PayEnable solution for wearables and flexible or bendable products.

The PayCapsule-Flex is a thin and flexible secure payment device that can be produced in a variety of shapes. The PayCapsule-Flex is water-resistant and can be easily bent which makes it an ideal payment device suitable for wearables, such as clothing and accessories.

TRIO mPOS - Bluetooth enabled handheld PIN-pad reader for Europay, MasterCard® and Visa®, or EMV, chip, contactless (closed-loop) and magnetic strip payments Mobile point of sale (mPOS) solutions are rapidly gaining popularity. oti’s TRIO mPOS chip and PIN card reader is a handheld solution that allows merchants to easily and securely accept EMV chip and magnetic stripe payments with PIN transaction security (PCI PTS) or closed-loop contactless NFC payments anywhere on-the-go.

Pico BT - Bluetooth enabled swipe & chip handheld reader for mobile POS

The Pico BT is an EMV-certified compact cashless payment acceptance reader that provides smartphones and tablets the ability to become a robust and secure mPOS solution, allowing merchants to easily and securely accept payments anywhere on-the-go directly from the POS software on their smartphone or tablet.

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

Flexible, as well as cost-effective, attaching the WAVE dongle to any handset requires no expertise or special tooling. WAVE’s contactless interface supports mobile contactless payment for MasterCard®, Visa®, debit and credit programs, e-Purse, mass transit ticketing, e-coupons, loyalty program and healthcare applications.

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

•
Our NFC readers are certified by the leading card associations including, amongst others, Visa, MasterCard, Amex, Discover Interac and the EMV, and are compatible as well for use with various NFC mobile payments solutions such as Apple Pay™, Android Pay™, Samsung Pay™, MIFARE™, Soft Card™ and others.

oti SATURN® 6700 UNO

oti SATURN ® 6700 UNO, or UNO, is a single interface and contactless reader packed in an ultra-compact form-factor. UNO is the ideal solution for meeting the complete range of NFC cashless payment industry requirements. The reader, which supports the major card associations’ applications as well as wallets such as Apple Pay™, Android Pay™, Samsung Pay™ and was designed specifically for attended and unattended retail environments. UNO’s unique form-factor and features enable easy integration and installation in unattended self-service payment stations, including ATMs, Automatic Vending Machines, or AVMs, ticket vending machines, toll roads, gaming and gambling machines, kiosks, access control, mass transit gates and more.

The oti SATURN® 6700 UNO is available in three main configurations: On Panel, Flat and Countertop configuration.

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

The oti SATURN® 6500 is optimized to read data from a variety of sources, including NFC enabled phones, all types of credit cards, contactless key fobs and smart stickers that comply with ISO/IEC 14443 type A, B and MIFARE™.

The reader’s LCD display, LEDs and buzzer provide users with on-the-spot transaction confirmation and clear interactive feedback. The SATURN® 6500 is available also in partial configurations such as the SATURN® 6500 DUO that supports contactless and magnetic stripe only.

oti SCI 6000 - OEM

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

Machine-to-Machine (M2M) and Telemetry

We have developed a comprehensive yet versatile telemetry platform that enables unattended machines to communicate with a centralized cloud management system and payment processors. The controller provides operators with the ability to add cashless payments, remotely manage a specific machine or an entire fleet of machines, and receive alerts and notifications in real-time. When combined with a 3rd party data analysis system, the solution becomes one of the leading unattended and vending telemetry solutions allowing online management of vending machines.

otiMetry – Modular and cost-effective telemetry solution for smart vending combined with cashless payments
otiMetry incorporates telemetry, sales, operations, and marketing into an affordable all-inclusive solution that makes any vending business smart and interactive, with real-time online management capabilities and alerts.

otiMetry supports the entire business lifecycle management and includes (1) cashless payment; (2) online terminal and vending machine remote management; and (3) telemetry information including: cash, stock, alerts, route planning, and business optimization.

otiMetry offers a modular approach and supports an easy method for addition and removal of modules. Another unique feature is that the system is based on an open platform allowing integrators to add their own modules into the system.

oti CONNECT 3000 – M2M Telemetry Controller
oti CONNECT 3000 is M2M controller designed to enable communication between machines, particularly vending machines, kiosks and meters via various optional communication methods, allowing operators to easily remotely manage and be notified about a specific machine or the entire fleet.

The oti CONNECT 3000 serves three main functionalities:
•       M2M connectivity using cellular modem, Ethernet or WiFi;
•       Host for connected devices such as card readers, PIN pad, camera, barcode reader, etc.; and
Communication channel to the vending machine controller using the major protocols that are in use by the vending machine industry.
The oti CONNECT 3000 supports a wide range of configurations while supporting optional hardware like backup batteries, external memory extension using SD card, mini USB connection, on-board memory and more.

Mass Transit Ticketing

Our wholly owned subsidiary, ASEC, became the leading provider of contactless ticket selling systems for public transport in Poland. ASEC’s system for public transportation (metro, tramways, buses) and parking is installed in the city of Warsaw and an additional major city, as well as in one of the largest passenger railways in Poland – the Mazovia Railway.  ASEC is a leading provider of electronic ticketing card systems in Poland and card management systems for ticketing applications. ASEC has also become a provider in Poland of service enabling loading of contactless prepaid cellular telephone cards based on Global System for Mobile Communications, or GSM, installed on ticket vending machines and in press kiosks in major cities and in the Mazovia region, which is the most populated region of Poland.

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

 Our mass transit ticketing products offer, among others, the following benefits:

•       Security of information collected, stored and transferred in ASEC’s system;
o    Security of information stored on a card and data transfer between the systems: selling, clearing, inspectors information
o    Reliable and safe transfer of information to and from a card
o    Security of information transferred between POS and back-office system
•        Ease of installation and maintenance, as well as integration with third-party systems;
•        Support for multiple, independent applications on the same card and flexible solution for electronic ticket;
•        Expansibility on different ticket carriers:  smart cards, mobile phones, paper etc.; and
•        Flexible and functional services of card management system including cards personalization and issuing.

Petroleum Market

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

The EasyPark system provides two parking payment fees solutions:

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

EasyPark® Mobile

The EasyPark® Mobile is a state-of-the-art mobile parking payments system which can be used for both on-street and off-street parking. The EasyPark® Mobile can be used either as a standalone parking payment method or in conjunction with other payment methods such as the EasyPark® PPM, Pay & Display machines and even with single space meters.

EasyPark® Mobile provides drivers with various input modes including Interactive Voice Response (IVR), systems, text messages (SMS), and a Smartphone applications. EasyPark® Mobile supports both pre-paid and post-paid options, and can be used either by registered users and non-registered occasional users.

In addition to payments, EasyPark® Mobile also serves as a real-time information tool for municipalities to reach out to their residents. This can be an advantage to a city’s management team that wishes to have an efficient tool to inform and educate their residents.

The EasyPark® System has been deployed through our subsidiaries in markets around the globe for over a decade, delivering benefits to all stakeholders and consistently demonstrating cost savings and revenue growth. Offered the convenience and ease-of-use of EasyPark®, we believe that drivers are more likely to pay parking fees, resulting in an increase in parking collections. Additionally, EasyPark® requires no major capital investment and no maintenance – reducing total cost of ownership, and measurably impacting overall parking operation expenses.

Other

MediSmart®

Our MediSmart® solution is an information management and claims submission system for the medical sector. MediSmart securely processes and manages the medical information using biometric technology to validate the patient. MediSmart cards provide doctors, hospital administrators and pharmacies with information regarding a patient’s identity, medical and medicaments history, insurance coverage and payment history.

MediSmart has been deployed in approximately 3,500 points of service across four countries in East Africa with approximately 800,000 cards currently in issue.

Industry Background

Following recent regulations and credit card anti-fraud legislations, the use of contactless payment technologies has become an essential requirement for both consumers and retailers. Various market sectors have begun to massively adopt contactless payments and are constantly looking for ways to make the adoption process as convenient as possible for both merchants and customers. Millions of contactless debit and credit cards are issued annually by leading financial institutions to various consumers, and merchants are looking to install contactless payment readers that can be easily integrated into their existing POS.

The world's leading smartphone manufacturers are either including or are expected to include NFC support in their upcoming handset upgrades, which will enhance the technology adoption lifecycle. Whether it is a standard contactless travel card, or EMV contactless card, or a NFC mobile phone, the main motive is to provide quick and efficient payment solutions. Leading smartphone manufacturers have also introduced and are actively pushing the use of their own contactless payment solutions such as Apple Pay™, Android Pay™ and Samsung Pay™, all of which require a contactless reader to be available at the merchant countertop.

The wearable device (commonly referred to as wearables) market is expected to continue growing rapidly as second and third generation iterations reach the market. These new devices will build upon the hardware and software of their predecessors and answer some of the shortcomings and concerns that potential customers have today.

Strategy

Our goal is to maintain our status as a leading developer of NFC and cashless payment technologies and to preserve our reputation as a manufacturer of top quality products carrying the highest certification standards. We see great potential in our PayEnable technology, and therefore we are planning to allocate significant resources towards positioning ourselves as the innovative and market leader in the retail segment.

Key elements of our strategy for achieving this goal include:

•
Expanding our global market presence.  We market our products through a global network of subsidiaries in the United States, Europe, Africa and our headquarters in Israel.  We are using these entities to strengthen our presence in existing markets, penetrate new markets, provide local customer service and technical support, and adapt our products to our local customers’ specific needs. In addition to our subsidiaries, we will continue to expand our market presence via strategic partnerships around the globe.

•
Increasing our focus on generating high-margin, recurring revenues.  We currently derive most of our revenues from one-time payments for our products and technologies. We intend to generate additional recurring revenues by receiving service fees for ongoing customer services and transaction fees from our customers based on the volume of transactions or monthly licensing fees from systems that contain our products. We also seek our way into the payment ecosystem by providing complementary services to PayEnabled devices that would allow merchants to easily provision devices on-the-fly and will allow us to profit from each future transaction made by the device buyer.

•
Enhancing our technological position.  We intend to continue to invest in research and development in order to enhance our technological position, develop new technologies, extend the functionality of our products and services, and offer innovative products to our customers. We will continue to leverage our over twenty-five years of experience delivering cashless payment solutions to enterprises around the globe.

Customer Service and Technical Support

We provide our customers with training and installation support and ongoing customer service and technical support through our global network of subsidiaries, distributors and local services providers. As of December 31, 2015, we had a support team of 26 employees consisting of employees located in our corporate headquarters in Rosh Pina, Israel, as well as employees located in our subsidiaries in Europe, South Africa and the United States. Our customer service teams in Rosh Pina provide central services to our network of local subsidiaries.  The subsidiaries, in turn, provide customer service and technical support through telephone and email for an ongoing fee. On-site technical support is available to customers and end-users for a fee.

Sales and Marketing

We have built a global network of subsidiaries, besides our network of distributors and other strategic business partners, through which we sell and market our products worldwide.  As of December 31, 2015, we have a total sales and marketing staff of 22 employees, consisting of ten employees in Israel, as well as six employees located in Europe, three employees located in the United States and three employees in South Africa. We have also engaged consultants on a full-time basis to market and sell our products in the Asia-Pacific region. We market and sell our products in the Americas through our U.S.-based subsidiary OTI America, in Africa through our subsidiary based in South Africa, OTI PetroSmart and in Europe through ASEC, our Polish subsidiary. In Israel and in regions where we do not have local subsidiaries or representatives, we market and sell through our headquarters in Rosh Pina. Our marketing and sales staff implements marketing programs to promote our products and services in order to enhance our global brand recognition. Our current marketing efforts include, among others, participation in trade shows and conferences, press releases, our web site, face-to-face engagements, and advertisements in industry publications. We also conduct from time to time technical seminars to inform customers, distributors, business partners and other industry participants of the benefits of our products and technologies.

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

Manufacturing

In December 2015, we made a strategic decision to cease in-house manufacturing and production activities. We currently outsource all of our manufacturing and product assembly to third-party vendors. Accordingly, we have no in-house manufacturing, production and assembly capabilities. As a result of the production cut-down we were able to reduce the headcount in our headquarters in Israel. Whenever possible, our policy is to use more than one supplier and manufacturing subcontractor for each part of our production process in order to limit dependence on any one manufacturer or supplier.

We maintain strict internal and external quality control processes.  We have and maintain ISO 9001:2008 certification for our main Israeli headquarters, our subsidiaries PARX and EasyPark, and our sales subsidiary OTI America. We require that our suppliers and manufacturing and assembly vendors have and maintain ISO 9001:2008 certification.  ISO 9001:2008 refers to a quality assurance model established by International Standards Organization, or ISO, for companies that design, produce, install, inspect and test products.

Government Regulation

Most of our products are subject to local electromagnetic (EMC)/Radio regulations such as radiation, conducted emission and immunity, and safety regulations such as fire and electric hazards, governed by low voltage standards for our regular readers and hazardous areas standards for our petroleum products, relevant in the countries in which they are used. In the United States, EMC/radio testing and certification for such products are governed by Federal Communications Commission (FCC) Part 15 while safety testing and certification fall under the standards set by UL, LLC, a public safety and testing certification organization (UL). In the rest of the world, where FCC and UL rules do not apply, we follow various local standards for EMC/radio and safety. The compliance with these standards is assured by testing and certifying our products at various accredited labs and/or notified bodies located both in Israel and other countries (e.g. United States, Germany, South Africa, India, China, Brazil and more). Our products are in compliance with the foregoing regulations.

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

The following table describes our expenditures from research and development activities during each of the past three years:

	2015	2014	2013
Our expenditures (in millions)	$3.6	$4.7	$4.4
Our net expenditures as a percentage of annual revenues	18%	20%	22%

            Our research and development activities focus mainly on two major areas:

•	developing new innovative technologies related to the cashless payment solutions market; and
•	enhancing the functionality of our components and expanding the range of our products to serve new markets.

As of December 31, 2015, we employed 37 employees in our research and development activities.  Our main research and development facilities are located at our headquarters in Rosh Pina, Israel. Additional research and development facilities are maintained by the Company’s subsidiaries such as ASEC (Poland), OTI PetroSmart (South Africa) and PARX (Israel). We believe that our success is based on our experienced team of senior engineers and technicians who have extensive experience in their respective fields.  Our research and development facilities are ISO 9001:2008 certified.

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

We have as of the date hereof an extensive IP portfolio boasting 27 patent families with a number of issued patents in various jurisdictions with respect to our technologies, as well as a number of pending patent applications, trademarks and designs, encompassing product applications, software and hardware platforms, system and product architecture, product concepts and more in the fields of NFC, manufacturing techniques, contactless cards and payments, petroleum and parking solutions. Expiration dates for our granted patents are between December 2016 and April 2035. Expiration dates for provisional applications are subject to the date of non-provisional filing, issuance of patent and any patent term adjustment.

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

Competition

Our competition is technology vendors that provide cashless payments solutions products and technologies:

•
In the Retail Market our competition includes contactless and NFC readers, and terminal manufacturers such as ID Tech, Ingenico and Verifone. On the NFC add-on products, the competition is mainly with vendors such as DeviceFidelity, Gemalto and new technologies, such as Host Card Emulation, or HCE, developed by larger companies such as Google. In wearables and IoT, our competition derives from vendors of IoT and telemetry controllers such as Vendon Datavend, MEI, and VeoVend. In addition, we see Apple, LG, and Samsung as main competitors in the field of wearables.

•
In the Petroleum Market we compete with fuel market and fleet management end-to-end solution vendors such as Orpak and Rozman Engineering. As this domain has high entrance barriers, there are not many players in this field.

•
In the Parking Market we are uniquely positioned to provide a variety of innovative technologies including enforcement systems, analytics for parking operators and drivers and asset-less parking payment solutions, which do not require “on street” parking equipment, based on both mobile phone payments and in-vehicle parking meters. We are competing with industry players such as ParkMobile, MobileNow, Milgam Cellular Parking and Pay by Phone (Verrus) for mobile parking solutions.

Employees

The breakdown of the number of our employees, including employees in our subsidiaries, by department, during each of the past three years is as follows:

	Number of employees as of December 31,
Department	2015	2014	2013
Sales and marketing	22	17	18
Customer service and technical support	26	31	28
Research and development	37	45	48
Manufacturing and operations	14	30	80
Management and administration	31	34	60
Total	130	157	234	(*)

(*) following the divestiture of Intercard on February 28, 2014, the then number of employees decreased to 173 employees.

As of December 31, 2015, 51 of our employees were based in Israel, 39 in Europe, 34 in South Africa and six in the United States. Under applicable law and by order of the Israeli Ministry of Economics and Industry, we and our Israeli employees are subject to certain provisions of the collective bargaining agreements between the Histadrut, the General Federation of Labor in Israel and the Coordination Bureau of Economic Organizations, including the Industrialists Association. These provisions principally concern cost of living increases, length of the working day, minimum daily wages for professional employees, contributions to pension funds, insurance for work-related accidents, procedures for dismissing employees, determination of severance pay, annual and other vacation, sick pay and other conditions of employment. We provide our employees with benefits and working conditions above the required minimum and which we believe are competitive with benefits and working conditions provided by similar companies in our industry in Israel. Our employees are not represented by a labor union. We have written employment agreements with substantially all of our employees. Competition for qualified personnel in our industry is intense and it may be difficult to attract or maintain qualified personnel to our offices. We dedicate significant resources to employee retention and have never experienced work stoppages, and we believe that our relations with our employees are good.

Organizational Structure

We have three wholly-owned subsidiaries: ASEC (a Polish corporation), OTI America (a Delaware corporation), and OTI PetroSmart (a South African corporation).  We also own approximately 90.7% of the outstanding securities of PARX, which in turn owns approximately 94.3% of the outstanding securities of Easy Park.

•
ASEC S.A. (Spolka Akcyjna), our wholly-owned Polish subsidiary, is headquartered in Krakow, Poland. ASEC provides marketing, distribution, developing and provides customer support services for some of our products in Europe.  We have the right to appoint all of the members of its board of directors.

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

Item 1A. Risk Factors.

The following risk factors, among others, could in the future affect our actual results of operations and could cause our actual results to differ materially from those expressed in forward-looking statements made by us in this Annual Report, press releases, SEC filings or elsewhere. Before you decide to buy, hold, or sell our Ordinary Shares, you should carefully consider the risks described below, in addition to the other information contained elsewhere in this Annual Report. The following risk factors are not the only risk factors facing our Company. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also affect our business. Our business, financial condition and results of operations could be seriously harmed if any of the events underlying any of these risks or uncertainties actually occurs. In that event, the market price for our Ordinary Shares could decline, and you may lose all or part of your investment.

Risks Related to Our Business

We have a history of losses and we may continue to incur full-year losses in 2016 and in subsequent years.

We have incurred losses in each year since we commenced operations in 1990. We reported net losses attributable to shareholders of $3 million in 2013, $9.9 million in 2014 and $7.2 million in 2015. We may continue to incur full year losses in 2016 and afterwards, as we invest in the expansion of our global sales and marketing network, reduce our product prices in return for future transaction fees based on the volume of transactions in systems that contain our products, invest in fixed assets that may generate revenues more slowly than expected, and enhance our research and development capabilities to develop existing and new products.

We are assessing possible alternatives to maximize value for our shareholders. This process may not result in a viable alternative, or such alternative might not be implemented successfully.

Our Board has been identifying and assessing possible alternative strategies to maximize value for our shareholders and is constantly looking to implement new strategies for growing our businesses and building shareholder value. However, there is no certainty that we will be able to identify the strategy that will work best for us and for our shareholders, or that the strategy we choose will be actually implemented successfully, since such strategy implementation generally depends on a number of factors, many of which are outside of our control.  If we fail to identify the appropriate strategy or to implement successfully the strategy we choose, this could have a material adverse effect on our business, financial condition and results of operations.

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

Our customer base is concentrated among a limited number of large customers. Our revenues may continue to depend on a limited number of major customers. The customers we consider to be our major customers and the percentage of our revenue represented by each major customer vary from period to period. In 2013, 2014 and for 2015, our largest customer in North America provided 19%, 22% and 15% respectively, of our total revenues for such periods. In addition, another customer, related to mass transit in Poland, accounted for 15%, 14% and 15% of our total revenues for 2013, 2014 and 2015, respectively. If we were to lose any one of our major customers, or if any of our customers were to have difficulty meeting their financial obligations to us for any reason, our financial condition and results of operations would be adversely affected.

If the market for contactless microprocessor-based smart cards and/or NFC does not grow, sales of our products may not grow and may even decline.

The success of some of our products depends on commercial enterprises, governmental authorities and other potential card issuers adopting contactless microprocessor-based smart card and NFC technologies. Other card technologies, such as magnetic stripes or bar codes, are widely used and could be viewed by potential customers as more cost effective alternatives to our products and/or the market for contactless microprocessor-based smart cards and/or NFC products may not grow or actually meet our current forecasts.

Additionally, potential customers in developed countries, such as the United States and others, may already have installed systems that are based on technologies different from ours and therefore may be less willing to incur the capital expenditures required to install or upgrade to a contactless microprocessor-based smart card system. As a result, we cannot assure that there will be sufficient market opportunities for our contactless microprocessor-based smart cards and/or NFC products. New technologies for payments different than ours, such as HCE or others, might also be adopted by the markets and could override the need for our contactless and NFC payment solutions.

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

To date, we have sold products incorporating our technology within a limited number of markets. Although we are devoting significant resources to develop new products, such as our new telemetry and IoT devices, and adapting our existing products for use in new markets, such as cashless payment solutions, parking solutions, mass transit ticketing solutions and petroleum solutions, if we fail to develop our new products or adapt our existing products for existing or new markets, we may not recoup the expenses incurred in our efforts to do so, our revenue growth may be impeded and we may incur significant losses.

Our revenue growth may be impaired if we are unable to maintain our current, and establish new, strategic relationships.

The markets for our products are usually highly specialized and sometimes require us to enter into strategic relationships in order to facilitate or accelerate our penetration into existing or new markets. We consider a relationship to be strategic when we integrate our technology into some of the product offerings of a business partner or manufacturer or systems integrator that has a significant position in a specified market and cooperate in marketing the resulting product. Failure of our strategic partners to perform in a satisfactory manner or to meet their undertakings in the penetration of new markets, or the termination of any of our strategic relationships or our failure to develop additional relationships in the future may limit our ability to expand the markets in which our products are deployed or to sell particular products.

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

The development cycle for our products varies from project to project. Typically, the projects in which we are involved are complex and require that we customize our products to our customers’ needs and specifications in return for payment of a fixed amount. We then conduct evaluation, testing, implementation and acceptance procedures of the customized products with the customer, and sometimes we are required to perform a long certification process for customized products. Only after successful completion of these procedures will customers place orders for our products in commercial quantities. In addition, our sales contracts sometimes do not include minimum purchase requirements. We therefore cannot always assure that future contracts will result in commercial sales. Our average development cycle is typically between six and 18 months from initial contact with a potential customer until we deliver commercial quantities to the customer and recognize significant revenues. As a result, we may expend financial, management and other resources to develop customer relationships before we recognize revenues, if any.

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

These fluctuations may be driven by various factors which are beyond our control, are difficult to predict and may not meet the expectations of analysts and investors. These factors include, among others, the following:

•	Our payroll expenses are relatively fixed and are not reflective of revenues in any particular quarter.

•	The tendency of some of our clients, due to budgetary reasons, to place orders for products toward the last quarter of their financial year.

As a result of these factors, our revenues and operating results in any quarter may not be indicative of our future performance, and it may be difficult to evaluate our prospects.

Delays or discontinuance of the supply of components or manufacturing and assembly of our products may hamper our ability to produce our products on a timely basis and cause short-term adverse effects.

Some of the components we use in our products, including microprocessors and cards, are supplied by third party suppliers and manufacturers. Some of these suppliers are single source manufacturers. Termination of manufacturing of a certain product, provision of services or support (commonly referred to as “end of life”), allocations due to high demand, or delays or shortages could interrupt and delay the supply of our products to our customers, and may result in cancellation of orders for our products. However, we do not always have long-term supply contracts under which our suppliers are committed to supply us with components at fixed or defined prices. Suppliers sometimes may increase component prices significantly without advance warning or could discontinue the manufacturing or supply of components used in our products. In addition, third party suppliers, including our manufacturing and assembly vendors,  may face other challenges in fulfilling their contractual obligations with us which are beyond our control.  Although we make efforts to identify and retain from time to time second source manufacturers and vendors, we may not be able always to develop alternative sources for product components or for manufacturing and assembly services, if and as may be required in the future. Even if we are able to identify alternative sources of supply and services, we may need to modify our products to render them compatible with other components. This may cause delays in product shipments, increase manufacturing costs and increase product prices.

Some of our suppliers and vendors are located in different countries, such as in Europe and Asia, and therefore we may experience logistical difficulties in our supply chain, including long lead times for receipt of products or components and shipping delays. In addition, our subcontractors may, on occasion, feel the impact of potential economic or political instability in their regions, which could affect their ability to supply us with components for our products in a timely manner.

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

In order to protect our technology and products and enforce our patents and other proprietary rights, we may need to initiate, prosecute or defend litigation and other proceedings before courts and patent and trademark offices in multiple countries. For instance, in September 2015 we filed a patent infringement lawsuit against AT&T and Verizon, alleging infringement on a patent we own. These legal and administrative proceedings could be expensive and could occupy significant management time and resources.

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

New standards are continually being adopted or proposed as a result of worldwide anti-fraud initiatives, encryption of cardholder or personal information, the increasing need for system compatibility and technology developments such as wireless, optical fiber infrastructure, telecommunication, virtual private network, or VPN, VPN infrastructure, satellite based communication and other wire line IP communication. We cannot ensure that we will be able to design our solutions to comply with future standards or regulations on a timely basis, if at all. Compliance with these standards could increase the cost of developing or producing our products, while non-compliance may harm our reputation or result in customer and client claims. New products designed to meet any new standards need to be introduced to the market and ordinarily need to be certified by the credit card associations and our customers before being purchased. The certification process is costly and time consuming and increases the amount of time and resources it takes to sell our products, as well as the product development cycle time and cost.  Selling products that are non-compliant may result in fines against us or our customers, which we may be liable to pay. After selling and/or installation of a system or a product, the customer is responsible for any operational aspect of such system or product ensuring them from unexpected crashes. We advise our clients to take backup and insurance measures for such cases.

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

In addition, there are inherent risks in these international operations which include, among others:

•	changes in regulatory requirements and communications standards;

•	changes in external political policies, such as embargos based on manufacturing origin;

•	political and economic instability;

•	required licenses, tariffs and other trade barriers;

•	difficulties in enforcing IP rights across, or having to litigate disputes in, various jurisdictions;

•	difficulties in staffing and managing international operations;

•	potentially adverse tax consequences;

•	the burden of complying with a wide variety of complex laws and treaties in various jurisdictions; and

•	business interruptions resulting from geopolitical actions, including war and terrorism, or natural disasters including earthquakes, typhoons, floods and fires.

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

Some of our products and/or future products under development are or may be subject to government or international regulation in the countries in which they are used. For example, card readers used in the U.S. and in Europe require certification of compliance with regulations of the FCC and the European Telecommunications Standards Institute, respectively, regarding emission limits of radio frequency devices. Some of our systems are also required to meet safety regulation standards. In addition, governmental or international certification for the systems into which our products are integrated may be required. The ISO approved industry standards regulating the transfer of data between cards and readers that we generally meet.  If there is a change in government regulations or industry standards, we may have to make significant modifications to our products and, as a result, could incur significant costs and may be unable to deploy our products in a timely manner.

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

Our operations and performance depend on worldwide economic conditions and their impact on levels of business and public spending.  Fluctuations or downturns in global or regional economies may adversely affect the budgeting and purchasing behavior of our customers and our potential customers, including shifting customers purchasing patterns to lower-cost options, which could adversely affect our product sales.

In addition, uncertainties in financial and credit markets may adversely affect the ability of our customers, suppliers, distributors and resellers to obtain financing for significant purchases and operations and to fulfill their contractual obligations with us. As a result, we could encounter, among other adverse effects, a decrease in or cancellation of orders for our products, and an increase in additional reserves for uncollectible accounts receivable being required.

We derive a portion of our revenues from sales to systems integrators that are not the end-users of our products. We are dependent, to a certain extent, on the ability of these integrators to maintain their existing business and secure new business.

Some of our revenues derive from sales to systems integrators that incorporate our products into systems which they supply and install for use in a specific project. While we view such system integrators as our final customers, since such orders depend on the ability of systems integrators to successfully market, sell, install and provide technical support for systems in which our products are integrated or to sell our products on a stand-alone basis, our revenues may decline if the efforts of these systems integrators fail. Further, the faulty or negligent implementation and installation of our products by systems integrators may harm our reputation and dilute our brand name. We are one step removed from the end-users of our products, and therefore it may be more difficult for us to rectify damage to our reputation caused by systems integrators that have direct contact with end-users. In addition, termination of agreements with systems integrators or revocation of exclusive distribution rights within certain countries might be difficult. If we are unable to maintain our current relationships with systems integrators or develop relationships with new systems integrators, we may not be able to sell our products and our results of operations could be impaired.

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

Our loan and credit line agreements with Bank Leumi L’Israel Ltd., or Bank Leumi, are subject to certain affirmative financial covenants regarding liquidity, earnings before interest, taxes, depreciation and amortization, or EBITDA, performance, annual revenues and shareholder equity. If, at any point in time, Bank Leumi claims a default under the covenants due to our failure to meet any of the covenants, we may be required to make immediate repayment of amounts outstanding, which may have an impact on our business, liquidity, and financial condition. Also, if we fail to repay amounts due under our loans, the bank may foreclose on certain of our pledged assets, including short-term deposits and certain of our manufacturing facilities and equipment. As of December 31, 2015, we were not in compliance with the Bank Leumi covenants regarding annual operational profit on an EBITDA basis and annual revenues. On December 31, 2015, Bank Leumi issued a letter waiving its right to prepayment, subject to our compliance with the covenants in the following reporting periods.

We are under relatively new management.

We have completed management and other changes that could impact our ability to execute on our operational plans as quickly as we have planned. In August 2015, we appointed a new Chief Executive Officer, and thereafter the majority of our management changed, including the recent appointment in January 2016 of our new Chief Financial Officer. Competition for qualified executives is intense and if we are unable  retain our existing management or successfully integrate recent replacements within our management team in a manner that enables us to scale our business and operations effectively, our ability to operate effectively and efficiently could be limited or negatively impacted.  Accordingly, the changes to our management team and could be disruptive and could negatively affect our operations.

We may face both reputational and SEC enforcement risks with respect to conflict minerals obligations.

The SEC has adopted disclosure requirements under section 102 of the Dodd-Frank Wall Street Reform and Consumer Protection Act regarding the source of certain minerals for which such conflict minerals are necessary to the functionality or production of a product manufactured, or contracted to be manufactured which are mined from the Democratic Republic of Congo, and adjoining countries, including: Sudan, Uganda, Burundi, United Republic of Tanzania, Zambia, Angola, and Central African Republic. These rules require reporting companies to file a conflict minerals report as an exhibit to a Form SD report with the SEC, which we did as required in 2015. The conflict minerals report is required to set out the due diligence efforts and procedures exercised on the source and chain of custody of such conflict minerals, in accordance with internationally recognized due diligence framework, and a description of the Company’s products containing such conflict minerals. Although we expect that we will be able to continue to comply with the requirements of the applicable rules, we have incurred, and expect to continue to incur, significant costs to conduct country of origin inquiries and to exercise such due diligence. In addition, in preparing to do so the Company is dependent upon the implementation of new systems and processes and information supplied by certain suppliers of products that contain, or potentially contain, conflict minerals. To the extent that the information that it receives from its suppliers is inaccurate or inadequate or its processes in obtaining that information do not fulfill the SEC’s requirements, the Company could face both reputational and SEC enforcement risks.

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

We may not be able to meet NASDAQ continued listing standards, which require a minimum closing bid price of $1.00 per share, which could result in our delisting and negatively impact the price of our ordinary shares and our ability to access the capital markets.

Our Ordinary Shares are listed on the NASDAQ Global Market. NASDAQ provides various continued listing requirements that a company must meet in order for its stock to continue trading on the NASDAQ Global Market. Among these requirements is the requirement that the Company’s stock trades at a minimum bid price of $1.00 per share. On October 14, 2015, we received a written notice from the NASDAQ indicating that we were not in compliance with NASDAQ listing requirements, as our closing bid price for our Ordinary Shares was below $1.00 per share for the previous 30 consecutive business days. Pursuant to NASDAQ rules, we have been granted a 180-calendar day compliance period, or until April 11, 2016, to regain compliance with the minimum bid price requirement. During the compliance period, our Ordinary Shares will continue to be listed and traded on the NASDAQ Global Market. To regain compliance, the closing bid price of our Ordinary Shares must meet or exceed $1.00 per share for at least ten consecutive business days during the 180-calendar day compliance period. If we are not in compliance by April 11, 2016, we may be afforded a second 180-calendar day compliance period, but our Ordinary Shares would be moved to the NASDAQ Capital Market. If we do not regain compliance within the allotted compliance period(s), including any extensions that may be granted by NASDAQ, NASDAQ will provide notice that our Ordinary Shares will be subject to delisting. There can be no assurance that we will be able to regain compliance with the minimum bid price requirement or will otherwise be in compliance with other NASDAQ listing criteria. Any such delisting could also adversely affect our ability to obtain financing for the continuation of our operations and could result in the loss of confidence by investors, customers and employees.

We may need additional funds in the future and our share price could be adversely affected by future sales of our Ordinary Shares.

As of December 31, 2015, we had 40,835,974 outstanding Ordinary Shares, 1,178,699 Ordinary Shares that were repurchased by us and are held as dormant shares, 317,517 warrants to purchase additional Ordinary Shares at a weighted average exercise price of $3.08 per share and 1,601,379 options to purchase additional Ordinary Shares at a weighted average exercise price of $1.71 per share. On October 6, 2014, we filed a shelf registration statement on Form S-3 with the SEC, or Shelf Registration, which was declared effective on October 22, 2014, under which we may, from time to time, sell up to an aggregate of $50 million of our securities. On November 26, 2014, we sold 7,187,500 Ordinary Shares at a public offering price of $1.60 per share under the Shelf Registration. We have implemented certain cost reduction initiatives and have reached certain arrangements and agreements that we expect will provide additional cash resources and are constantly looking for ways to increase our cash resources to fund our operating expenses and capital requirements. However, there is no assurance we will not need additional funds in the future to meet our operating expenses and capital requirements, and we may use the Shelf Registration in the future to raise funds by additional public offerings or issue additional Ordinary Shares. The market price of our Ordinary Shares could drop as a result of sales of substantial amounts of our Ordinary Shares in the public market or the perception that such sales may occur, including sales or perceived sales by our directors, officers or principal shareholders. These factors could also make it more difficult to raise additional funds through future offerings of our Ordinary Shares or other securities. Also if we are unable to obtain additional funds on terms favorable to us, or at all, we may be required to cease or reduce our operating activities.

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

    As of December 31, 2015 we have only 6,406,741 authorized but unissued and unreserved Ordinary Shares. The current number of these unissued and unreserved shares may not be sufficient to allow us to conduct future offerings of our equity securities to raise capital, to grant options or to conduct other strategic transactions with our Ordinary Shares.  Under Israeli corporate law, any increase in our authorized share capital requires the approval of our shareholders.  Obtaining shareholder approval may delay or otherwise interfere with conducting transactions of the type mentioned above. Furthermore, there is no assurance that our shareholders will approve a proposal to increase our share capital.

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

The Sarbanes-Oxley Act of 2002 imposes certain duties on us and our executives and directors. Our efforts to comply with the requirements of the Sarbanes-Oxley Act, and in particular with Section 404, have resulted in increased general and administrative expenses and a diversion of management time and attention, and we expect these efforts to require the continued commitment of resources. If we fail to maintain the adequacy of our internal controls, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal control over financial reporting. Although our management has determined that we had effective internal control over financial reporting as of December 31, 2015, we may identify material weaknesses or significant deficiencies in our future internal control over financial reporting. In addition, as a smaller reporting company, our internal control over financial reporting is not required to be audited by our independent registered public accounting firm. Failure to maintain effective internal control over financial reporting could result in investigation or sanctions by regulatory authorities, and could have a material adverse effect on our operating results, investor confidence in our reported financial information, and the market price of our Ordinary Shares.

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

Over the past several decades, a number of armed conflicts have taken place between Israel and its Arab neighbors and a state of hostility, varying in degree and intensity, has led to security and economic problems for Israel. From time to time since late 2000, there has also been a high level of violence between Israel and the Palestinians, which has strained Israel’s relationships with its Arab citizens, with Arab countries and, to some extent, with other countries around the world. In addition, recent political uprisings and conflicts in various countries in the Middle East, including Egypt and Syria, are affecting the political stability of those countries. It is not clear how this instability will develop and how it will affect the political and security situation in the Middle East. This instability has raised concerns regarding security in the region and the potential for armed conflict. In addition, it is widely believed that Iran, which has previously threatened to attack Israel, has been stepping up its efforts to achieve nuclear capability. Iran is also believed to have a strong influence among extremist groups in the region, such as Hamas in Gaza and Hezbollah in Lebanon. Additionally, the Islamic State of Iraq and Levant (ISIL), a violent jihadist group, is involved in hostilities in Iraq and Syria and has been growing in influence. Although ISIL’s activities have not directly affected the political and economic conditions in Israel, ISIL’s stated purpose is to take control of the Middle East, including Israel. The tension between Israel and Iran and/or these groups may escalate in the future and turn violent, which could affect the Israeli economy in general and us in particular.  Any armed conflicts or political instability in the region, including acts of terrorism or any other hostilities involving or threatening Israel, would likely negatively affect business conditions and could make it more difficult for us to conduct our operations in Israel, which could increase our costs and adversely affect our financial results.

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

Our employees are required to perform annual military reserve duty in Israel and may be called to active duty at any time under emergency circumstances. Our operations could be disrupted by the absence for a significant period of one or more of our executive officers or other key employees due to military service. Any disruption to our operations would harm our business.

The Israeli government programs in which we currently participate, and the Israeli tax benefits we are currently entitled to, require us to meet several conditions, and they may be terminated or reduced in the future. This could increase our costs and/or our taxes.

We are entitled to certain tax benefits under Israeli government programs, largely as a result of the “Approved Enterprise” status granted to some of our capital investment programs by the Israeli Ministry of Finance, and due to eligibility of tax benefits under the “Preferred Enterprise” routes. These benefits include tax exemption or reduced tax rates. Without such benefits our taxable income would be taxed at the regular corporate tax rate (26.5% in 2014 and 2015). To maintain our eligibility for these tax benefits, we must continue to meet conditions, including making specified investments in property, plant and equipment and maintaining a certain minimum level of export sales. We cannot assure that we will continue to be eligible for these tax benefits at the same rate or at all. The termination or reduction of these programs and tax benefits could increase our taxes, once we become profitable, and could have a material adverse effect on our business.

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

Our research and development efforts, during the period between 1999 and 2006, were financed in part through royalty-bearing grants that we received from the OCS. As of December 31, 2015, we received a total of approximately $7 million from the OCS ($3.5 million net of royalties paid by us (or accrued for)). With respect to such grants, we are committed to pay the OCS royalties at a rate of 3.5% from the sales of products developed with grant funds, up to the total amount of grants received, linked to the dollar and bearing interest at an annual rate of LIBOR applicable to dollar deposits. Even following full repayment of the OCS grants, we are required to comply with the requirements of the Israeli Encouragement of Industrial Research and Development Law, 5744-1984, and related regulations, or the Research Law. When a company develops know-how, technology or products using OCS grants, the terms of these grants and the Research Law restrict the transfer of such knowhow, and the transfer of manufacturing or manufacturing rights of such products, technologies or know-how outside of Israel, without the prior approval of the OCS. Therefore, if aspects of our technologies are deemed to have been developed with OCS funding, the discretionary approval of an OCS committee would be required for any transfer to third parties outside of Israel of OCS-supported know-how or manufacturing or manufacturing rights related to those aspects of such technologies, and may result in payment of increased royalties (both increased royalty rates and increased royalties ceilings) and/or payment of additional amounts to the OCS. We may not receive such approvals. Furthermore, the OCS may impose certain conditions on any arrangement under which it permits us to transfer technology or development out of Israel (including for the purpose of manufacturing). Licensing OCS-supported technologies may, under certain circumstances, be considered a transfer of knowhow and therefore may require approval as aforementioned.

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

Item 1B. Unresolved Staff Comments.

Not Applicable.

Item 2. Properties.

We lease an aggregate of 10,639 square meters of land in Rosh Pina, Israel, from the Israel Lands Authority. Of the 10,639 square meters at Rosh Pina, 2,377 square meters are leased under a 49-year lease that is set to expire on November 16, 2041, with an option to extend for an additional period of 49 years.  Our principal management, administration and marketing activities occupy a 1,188 square meter facility on the site.  The remaining 8,262 square meters of land are leased under a 49-year lease with the Israel Lands Authority, which is set to expire on September 14, 2047, with an option to extend for a further period of 49 years.  Our principal engineering, research and development facilities occupy a 4,000 square meter facility on this site. The rent for the initial 49-year term of each of these leases was prepaid in its entirety at the beginning of the lease terms as is customary in Israel for leases of property for industrial purposes from the Israel Lands Authority. Our rights under these leases, including the facilities built on the site, are pledged for the benefit of Bank Leumi.

OTI America leases an aggregate of 3,360 square feet of office space in Murray Hill, New Jersey pursuant to a lease that is set to expire on October 31, 2016.

OTI PetroSmart owns an aggregate of approximately 800 square meters of office space and 386 square meters of store and parking area Cape Town, South Africa and leases 214 square meters of office space in Johannesburg, South Africa, pursuant to a lease agreement that extends until April 30, 2021.

ASEC leases 495 square meters of office space in Krakow, Poland, pursuant to a lease terminable by giving a six months' prior notice, 143 square meters of office space in Warsaw, Poland, pursuant to a lease that is set to expire on April 29, 2019, 60 square meters of office space in another location in Warsaw, Poland pursuant to a lease that expires on April 30, 2016, and that can be extended for another five-year period, 56 square meters of office space in Lublin, Poland pursuant to a lease that expires on October 11, 2018 and 86 square meters office space in Warsaw, Poland together with 87 square meters of warehouse space pursuant to a lease that expires on May 2, 2016.

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

                On September 30, 2015, we filed two patent infringement lawsuits in the United States District Court for the Southern District of New York against AT&T Mobility LLC and Cellco Partnership d/b/a Verizon Wireless. In both matters, we have alleged and sought monetary damages for direct infringement of U.S. Patent No. 6,045,043, based on the sale and offer for sale of NFC-capable phones with Advanced SIM cards. Both matters have been determined to be related to our previous lawsuits against T-Mobile USA, Inc., and have been assigned to the same judge. An initial scheduling conference for these matters has been scheduled for April 6, 2016.

On September 2, 2012, we filed an insurance lawsuit in the Israeli Central District Court against Harel Insurance Company Ltd. for damages incurred by us due to flooding in our subcontractor’s (Smartrac) manufacturing site in Thailand, in the amount of approximately $11 million. This caused disruptions to our supply chain and specifically affected our ability to deliver products to our customers. In December 2015 the parties submitted their closing arguments and the matter remains pending for judgment.

On October 3, 2013, a financial claim was filed against the Company and its then-subsidiary, Parx France (referred to in this paragraph, collectively, as the Defendants), in the Commercial Court of Paris, France. The sum of the claim is €1.5 million (approximately $1.8 million), and is based on the allegation that the plaintiff sustained certain losses in connection with Defendants not granting the plaintiff exclusive marketing rights to distribute and operate the Defendants’ PIAF Parking System in Paris and the Ile of France. The Company filed an initial memorandum of defense rejecting all the plaintiff’s allegations and claims. We expect the Court to schedule an additional pre-trial hearing of the claim by the end of March 2016.

    On July 29, 2014, a former employee of the Company’s Smart ID division filed a financial claim against the Company in the Regional Labor Court in Tel Aviv. The sum of the claim is NIS 4,744,000 (approximately $1,220,000), and is based on the allegation that the Company owes the plaintiff certain commissions. On October 29, 2014, the Company filed a statement of defense rejecting the plaintiff’s allegations and claims. On March 10, 2015, the Court held a pre-trial review hearing. In the course of the hearing the plaintiff was ordered to amend and resubmit his statement of claim.  Further to filing the amended statements of claim and defense, the parties were instructed to attend mediation. Following the initial meetings, a third mediation meeting is scheduled to take place in April 2016.

        In June 2013, prior to the Company's divestiture of its SmartID division, Merwell Inc., or Merwell, filed a claim against the Company before an agreed-upon arbitrator alleging breach of contract in connection with certain commissions claimed to be owed to Merwell with respect to the division’s activities in Tanzania.  These activities, along with all other activities of the SmartID division were later assigned to and assumed by SuperCom Ltd., or SuperCom, in its purchase of the division. SuperCom undertook to indemnify the Company and hold it harmless against any liabilities the Company may incur in connection with Merwell’s consulting agreement and the arbitration.  An arbitration decision was issued on February 21, 2016, awarding Merwell approximately $854,912 for outstanding commissions, subject to further evaluation.  Pursuant to applicable arbitration rules, the Company and Merwell are in the process of appointing an appellate arbitrator.  Once such arbitrator is appointed, the Company plans to appeal the arbitrator’s decision.  In light of the ongoing appeals process, the arbitration decision is not currently ripe for enforcement by Merwell. As mentioned above, based on the agreement with SuperCom, SuperCom is liable for the costs and liabilities arising out of this claim.

        On October 19, 2015, the Company filed a claim for breach of contract against SuperCom, at the Israeli Central District Court in Lod. The sum of the claim was NIS 28,861,838 (approx. $7.4 million), for consideration not paid for the Company's SmartID division sold to SuperCom in 2013.  On December 24, 2015, SuperCom filed a counter claim against the Company in the amount of NIS 68,162,500 (approx. $17.5 million)  for alleged sums owed to SuperCom pursuant to the sale of the Company's SmartID division to SuperCom in 2013 and for alleged damages caused to SuperCom by the Company. Prior to the filing of Company's response to the counterclaim, the parties mutually agreed to attend mediation scheduled for March 2016 through May 2016. The mediation covers also Supercom’s indemnification obligations towards the Company with respect to any liabilities and expenses of company arising out of, or in connection with the Merwell litigation discussed above.

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

Period	NASDAQ Global Market Per Share $
	High	Low
2014
First quarter	4.16	2.57
Second quarter	2.77	2.11
Third quarter	3.80	2.09
Fourth quarter	2.67	1.60
2015
First quarter	1.92	1.02
Second quarter	1.60	1.25
Third quarter	1.34	0.63
Fourth quarter	0.80	0.45
2016
First quarter (through March 15, 2016)	1.03	0.34

Record Holders

Based on a review of the information provided to us by our transfer agent, as of March 14, 2016, there were 13 holders of record of our Ordinary Shares. This number may not be representative of the actual number of beneficial holders of our shares since many of our Ordinary Shares are held of record by brokers or other nominees.

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

Our field-proven suite of cashless payment solutions is based on an extensive IP portfolio boasting 27 patent families, including registered patents and patent applications worldwide. Since our incorporation in 1990, we have built an international reputation for reliability and innovation, deploying hundreds of solutions for banking, mobile network operators, vending, mass transit, petroleum and parking.

                We operate a global network of regional offices, franchisees, distributors and partners to support various solutions deployed across the globe.

Results of Operations

Discontinued operations. In December 2013, we completed the sale of certain assets, certain subsidiaries and IP directly related to our SmartID division. In February 2014, we sold our wholly owned German subsidiary, Intercard. The results from such operations and the cash flows for the reporting periods are presented in the statements of operations and in the statements of cash flow, respectively, as discontinued operations separately from continuing operations. All the data in this Annual Report that are derived from our financial statements, unless otherwise specified, exclude the results of those discontinued operations.

Sources of Revenue

       We have historically derived a substantial majority of our revenues from the sale of our products, including both complete systems and OEM components and also, less significantly, from engineering services, customer services and technical support. In addition, we generate revenues from licensing and transaction fees. During the past three years, the revenues that we have derived from sales and from licensing and transaction fees have been as follows (in thousands):

	Year ended December 31,
	2015	2014	2013
Sales	$13,123	$17,286	$15,067
Licensing and transaction fees	$6,738	$5,776	$4,801
Total revenues	$19,861	$23,062	$19,868

Sales. Sales decreased by $4.2 million, or 24%, in 2015 compared to 2014 and increased by $2.2 million, or 15%, in 2014 compared to 2013. The decrease in 2015 compared to 2014 is mainly attributed to a decrease in Retail and Mass Transit Ticketing segment sales in the United States and Europe and to a decrease in sales of our oti Wave product in Asia, partially offset by an increase in sales of our Other segment and an increase in sales of Petroleum products. The increase in 2014 compared to 2013 is mainly attributed to an increase in retail segment sales related to our NFC readers in the U.S. market and to revenues from our oti Wave product, partially offset by a decrease in sales of petroleum products.

Licensing and transaction fees. Licensing and transaction fees include single and periodic payments for distribution rights for our products as well as licensing our intellectual property rights to third parties. Transaction fees are paid by customers based on the volume of transactions processed by systems that contain our products. The increase of $962,000 in 2015, or 17%, compared to 2014 is mainly due to an increase in licensing of our intellectual property rights to third parties in the U.S. market (licensing including legal actions to enforce patent rights), partially offset by a decrease in transaction fees related to our parking segment in Europe and Asia. The increase of $975,000 in 2014, or 20%, compared to 2013 is mainly due to an increase in transaction fees related to the Mass Transit Ticketing revenues in the European market.

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

We have historically derived revenues from different geographical areas.  The following table sets forth our revenues, by dollar amount (in thousands) and as a percentage of annual revenues in different geographical areas, during the past three years:

Year ended December 31,	Asia		Americas		Europe		Africa
2015	$1,747	9%	$8,044	40%	$6,100	31%	$3,970	20%
2014	$2,843	12%	$8,868	39%	$7,486	32%	$3,865	17%
2013	$1,879	9%	$6,856	34%	$7,060	36%	$4,073	21%

Our revenues from sales in Asia decreased by $1.1 million, or 39%, in 2015 compared to 2014 mainly due to a decrease in retail segment sales related to our oti Wave product and a decrease in sales of Parking products, partially offset by an increase in sales of Petroleum products. Our revenues from sales in Asia increased by $964,000, or 51%, in 2014 compared to 2013 mainly due to an increase in Retail and Mass Transit Ticketing segments revenues from our oti Wave product.

Our revenues from sales in Americas decreased by $824,000, or 9%, in 2015 compared to 2014, mainly due to a decrease in sales of NFC readers to the U.S. market partially offset by an increase in licensing of our intellectual property rights to third parties in the U.S. market, and by an increase in sales of Petroleum products to the South American market. Our revenues from sales in Americas increased by $2.0 million, or 29%, in 2014 compared to 2013, mainly due to an increase in sales of NFC readers to the U.S. market.

Our revenues from sales in Europe decreased by $1.4 million, or 19%, in 2015 compared to 2014, mainly due to a decrease in Retail and Mass Transit Ticketing segment sales and a decrease in sales of Parking products, partially offset by an increase in sales of Petroleum products. Our revenues from sales in Europe increased by $426,000, or 6%, in 2014 compared to 2013 mainly due to increased revenues from parking and retail operations.

Our revenues from sales in Africa increased by $105,000, or 3%, in 2015 compared to 2014, mainly due to an increase in sales of our MediSmart products, partially offset by a decrease in sales of Petroleum products due to a fluctuation in currency exchange rate for the South African Rand versus the U.S. dollar. Our revenues from sales in Africa decreased by $208,000, or 5%, in 2014 compared to 2013 mainly due to fluctuation in the currency exchange rate for South African Rand versus the U.S. dollar.

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

The following table sets forth our revenues, by dollar amount (in thousands) and as a percentage of annual revenues by segments, during the past three years:

Year ended December 31,	Petroleum		Parking		Retail and Mass Transit Ticketing		Other
2015	$4,386	22%	$1,389	7%	$11,510	58%	$2,576	13%
2014	$3,838	17%	$2,392	10%	$15,042	65%	$1,790	8%
2013	$4,532	23%	$2,210	11%	$11,743	59%	$1,383	7%

        Revenues in 2015 from the Petroleum segment increased by $549,000, or 14%, compared to 2014, mainly due to an increase in sales of Petroleum products in South America, Europe and Asia, partially offset by a decrease in sales of Petroleum products in Africa which are primarily received in currencies other than the U.S. dollar, and which had a negative impact on our Petroleum sales as a result of fluctuations in the South African Rand exchange rate versus the U.S. dollar. Revenues in 2014 from Petroleum decreased by $694,000, or 15%, compared to 2013, mainly due to a decrease in sales of Petroleum products in Europe and fluctuation in the South African Rand currency exchange rate versus the U.S. dollar.

Our revenues in 2015 from the Parking segment decreased by $1.0 million, or 42%, compared to 2014 mainly due to a decrease in revenues generated from the European and Israeli markets. Our revenues in 2014 from the Parking segment increased by $182,000, or 8%, compared to 2013 mainly due to increased sales in the European markets.

Revenues from Retail and Mass Transit Ticketing in 2015 decreased by $3.5 million, or 23%, compared to 2014 mainly due to a decrease in sales in the United States and Europe, and a decrease in sales related to our oti Wave product in Asia, partially offset by an increase in licensing of our intellectual property rights to third parties in the U.S market. Revenues from Retail and Mass Transit Ticketing in 2014 increased by $3.3 million, or 28%, compared to 2013 mainly due to an increase in sales of NFC readers to the U.S. market, an increase in revenues from our oti Wave in Asia and an increase in transaction fees related to the mass transit revenues in the European market.

Our revenues in 2015 from the Other segment increased by $785,000, or 44%, compared to 2014 mainly due to an increase in sales of MediSmart products in Africa, partially offset by a decrease in access control products sales in Asia. Our revenues in 2014 from the Other segment increased by $407,000, or 29%, compared to 2013 mainly due to increased access control products sales in Asia and an increase in sales of MediSmart products in Africa.

Cost of Revenues and Gross Margin

Our cost of revenues, presented by gross profit and gross margin percentage, for each of the past three years have been as follows (dollar amounts in thousands):

	Year ended December 31,
Cost of revenues	2015	2014	2013
Cost of sales	$9,396	$12,006	$9,140
Cost of licensing and transaction fees	$325	$-	$-
Total cost of revenues	$9,721	$12,006	$9,140
Gross profit	$10,140	$11,056	$10,728
Gross margin percentage	51%	48%	54%

Cost of sales.  Cost of sales consists primarily of materials, as well as salaries, fees to subcontractors and related costs of our technical staff that assemble our products.  The decrease of $2.6 million, or 22%, in 2015 compared to 2014 is mainly attributed to a decrease in Retail and Mass Transit Ticketing segment sales in the United States and Europe and to a decrease in sales of our oti Wave product in Asia. In addition, revenues received in currencies other than the U.S. dollar caused a negative impact on our sales, as a result of fluctuations in exchange rate versus the U.S. dollar.  The increase of $2.9 million, or 31%, in 2014 compared to 2013 resulted primarily from an increase in our revenues and consumption of materials from retail products.

Cost of licensing and transaction fees.  Cost of licensing and transaction fees revenues do not have directly attributable cost of revenues in 2013 and 2014.  The increase in 2015 is due to transaction costs in connection with the increase in licensing of our intellectual property rights to third parties in the U.S market.

 Gross margin. Gross margin increased to 51% in 2015 compared to 48% in 2014 and 54% in 2013. The increase in 2015 compared to 2014 was mainly attributed to a change in our revenue mix and from a decrease in our consumption of materials for the production of our retail products due to our continued manufacturing cost reduction efforts. The decrease in 2014 compared to 2013 was mainly attributed a change in our revenue mix driven by an increase of Retail products revenues.

Operating expenses

Our operating expenses for each of the past three years have been as follows (in thousands):

	Year ended December 31,
Operating expenses	2015	2014	2013
Research and development	$3,648	$4,664	$4,405
Selling and marketing	$7,246	$8,230	$7,132
General and administrative	$4,729	$6,142	$6,939
Patent litigation and maintenance	$858	$1,543	$1,351
Other expenses (income), net	$914	$(13)	$(4,181)
Amortization and impairment of intangible assets and goodwill	$-	$-	$894
Total operating expenses	$17,395	$20,566	$16,540

Research and development.  Our research and development expenses consist primarily of the salaries and related expenses of our research and development staff, as well as subcontracting expenses. The decrease of $1.0 million, or 22%, in 2015 compared to 2014 is primarily attributed to a decrease in employment expenses due to the shutdown of operation of our wholly owned subsidiary Smart Card Engineering Ltd. in December 2014, and to a lesser extent to a decrease in subcontractor expenses. The increase of $259,000, or 6%, in 2014 compared to 2013 is primarily attributed to an increase in employment expenses due to an increase in the number of research and development employees.  Our research and development expenses may increase in the future as we continue to develop new products and new applications for our existing products.

Selling and marketing.  Our selling and marketing expenses consist primarily of salaries and substantially all of the expenses of our sales and marketing subsidiaries and offices in the United States, South Africa and Europe, as well as expenses related to advertising, professional expenses and participation in exhibitions and tradeshows. The decrease of $984,000, or 12%, in 2015 compared to 2014 is primarily attributed to a decrease in employment expenses of selling and marketing employees who left the Company by the end of 2014, and to a lesser extent to a decrease in exhibitions and advertising expenses and to a decrease in professional expenses. The increase of $1.1 million, or 15%, in 2014 compared to 2013 is primarily attributed to an increase in employment and business trips expenses due to an increase in the number of selling and marketing employees. Our selling and marketing expenses may increase in the future as we continue to expand our local sales and marketing subsidiaries, open new offices and in the event that we hire additional personnel.

General and administrative.  Our general and administrative expenses consist primarily of salaries and related expenses of our executive management and financial and administrative staff. These expenses also include costs of our professional advisors (such as lawyers and accountants), office expenses, insurance and provision for doubtful accounts. The decrease of $1.4 million, or 23%, in 2015 compared to 2014 was primarily attributed to a decrease in employment expenses due to stock-based compensation related to options, and a decrease in the number of general and administrative employees, and to a lesser extent to a decrease in business travel expenses. The decrease of $797,000, or 11%, in 2014 compared to 2013 was primarily due to a decrease in professional expenses partially offset by an increase in stock-based compensation expenses.

Patent litigation and maintenance expenses. Our patent litigation and maintenance expenses consist primarily of professional advisors related to our patents and other IP, such as lawyers or other consultants, as part of the Company's long-term plan to maximize the value of our IP, and also consist of salaries and related expenses of our team of employees executing this strategy. The decrease of $685,000, or 44%, in 2015 compared to 2014, is primarily attributed to a decrease in legal fees and a decrease in employment expenses. The increase of $192,000, or 14%, in 2014 compared to 2013, is primarily attributed to an increase in employment expenses mainly driven from the appointment of one of our former directors as CEO of our U.S. subsidiary, who led the Company's efforts to maximize the value of our patents portfolio.

Other expenses (income), net.   In 2015 our other expenses consist of compensation expenses related to the termination of employment of our former Chief Executive Officer, Mr. Ofer Tziperman, according to his employment terms, following his resignation from the Company and its subsidiaries on February 10, 2015 and compensation expenses related to the termination of employment of our former Director and Chief Executive Officer of our U.S. subsidiary, Mr. Dimitrios Angelis, on August 3, 2015. Our other expenses (income), net in 2015 also consist of consulting fees as part of a strategic review. In December 2014, the Company recorded a gain from disposal of a subsidiary in France of $3,000 and a $10,000 gain on sale of property and equipment. On July 10, 2013, the Company signed a settlement agreement with its former CEO and Chairman, Mr. Oded Bashan, and former president, Mr. Ohad Bashan, with respect to their termination of employment with the Company and its subsidiaries. Following to the execution of this agreement, provisions made over these individuals' employment periods were adjusted accordingly and the Company recorded other income of approximately $4.5 million. In addition, in the year ended December 31, 2013, other operating income, net, includes a $231,000 loss from the sale of our subsidiary in France and a $91,000 loss on sale of property and equipment.

Amortization and impairment of intangible assets and goodwill. No amortization or impairment of intangible assets was recorded in 2015 and in 2014. In 2013 an impairment was recorded of intangible assets that amounted to $328,000 and an impairment of goodwill that amounted to $485,000, both related to Parking operations, and amortization expenses were recorded of intangible assets in the amount of $81,000.

Financing income (expenses), net

Our financing expenses, net, for each of the past three years, have been as follows (in thousands):

	Year ended December 31,
	2015	2014	2013
Financing income	$87	$82	$182
Financing expenses	$(706)	$(659)	$(1,095)
Financing expenses, net	$(619)	$(577)	$(913)

Financing expenses consist primarily of interest payable on bank loans, bank commissions and foreign exchange losses. Financing income consists primarily of foreign exchange gains and from interest earned on investments in short-term deposits. The increase in financing income of $5,000, or 6%, in 2015 compared to 2014 is mainly due to the exchange rate differentials and interest income from deposits. The decrease in financing income of $100,000, or 55%, in 2014 compared to 2013 is due to a decrease in interest earned on short-term deposits. The increase in financing expenses in 2015 compared to 2014 of $47,000, or 7%, is mainly due to an increase in the exchange rate differentials of the U.S. dollar against other currencies, partially offset by a decrease in interest expenses on short-term and long-term bank credit and bank commissions. The decrease in financing expenses in 2014 compared to 2013 of $436,000, or 40%, is mainly due to a decrease in expenses resulting from the currency exchange changes of the U.S. dollar against the NIS and the EURO and a decrease in bank commissions and fees.

Net loss from continuing operations

Our net loss from continuing operations for each of the past three years has been as follows (in thousands):

	Year ended December 31,
	2015	2014	2013
Net loss from continuing operations	$(7,996)	$(10,197)	$(6,928)

The decrease of net loss from continuing operations of $2.2 million, or 22%, in 2015 compared to 2014, despite the decrease in revenues, is primarily due to a decrease in our operating expenses following our successful cost reduction measures, partially offset by a decrease in our gross profit and an increase in financing expenses, net, as described above.  The increase of net loss from continuing operations of $3.3 million, or 47%, in 2014 compared to 2013 is due to a decrease in other operating income, net, partially offset by an increase in the Company’s gross profit and a decrease in financing expenses, net, as described above.

Net income from discontinued operations

Our net income from discontinued operations for each of the past three years has been as follows (in thousands):

	Year ended December 31,
	2015	2014	2013
Net income from discontinued operations	$757	$315	$3,777

In December 2013, the Company completed the sale of certain assets, certain subsidiaries and IP directly related to its SmartID division. In February 2014 the Company sold its wholly owned German subsidiary, Intercard.

The results from these operations for the reporting periods are presented in the statements of operations as discontinued operations separately from continuing operations.

The increase in net income from discontinued operations of $442,000 in 2015 compared to 2014 is primarily due to a decrease in net loss from discontinued operations activity from the sale of Intercard in February 2014 and due to an increased income in the reporting period of 2015 from contingent consideration according to an earn-out mechanism as part of our SmartID divestiture. The decrease in net income from discontinued operations of $3.5 million in 2014 compared to 2013 is primarily due to a gain recorded in 2013 from the divestiture of the SmartID division partially offset by an impairment expense of assets held for sale in the German subsidiary.

Net loss

Our net loss for each of the past three years has been as follows (in thousands):

	Year ended December 31,
	2015	2014	2013
Net loss	$(7,239)	$(9,882)	$(3,151)

The decrease in net loss of $2.6 million, or 27%, in 2015 compared to 2014, despite the decrease in revenues, is primarily due to a decrease in our operating expenses following our successful cost reduction measures and an increase in net income from discontinued operations, partially offset by a decrease in our gross profit and an increase in financing expenses, net, as described above. The increase in net loss of $6.7 million in 2014 compared to 2013 is primarily due to a decrease in other operating income, net, a decrease in net income from discontinued operations, partially offset by an increase in the Company’s gross profit, and a decrease in financing expenses, net, as described above.

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

Revenue recognition.  We recognize product sale revenues upon delivery, provided there is persuasive evidence of an arrangement and that the risks and rewards of ownership have transferred to the buyer, delivery has occurred, the fee is fixed or determinable and collection is probable and no further obligation exists.  In the case of nonrecurring engineering, revenue is recognized upon completion of testing and approval of the customization of the product by the customer and provided that no further obligation exists. License and transaction fees are recognized as earned based on actual usage. Usage is determined by receiving confirmation from the users. Patent litigation revenues are recognized upon final settlement of the litigation. Revenues relating to customer services and technical support are recognized as the services are rendered ratably over the term of the related contract.

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

In 2013, following the change as to segment reporting, the Company allocated goodwill of $485,000 to the Parking segment. Upon analyzing the fair value of the Parking segment, the Company concluded that the goodwill had been impaired and therefore wrote-off such goodwill balance. Impairment for goodwill amounted to $485,000 for the year ended December 31, 2013. No impairment losses for goodwill were recorded in 2015 and 2014.

Purchased intangible assets are carried at cost, less accumulated amortization. Amortization is computed over the estimated useful lives of the respective assets. Impairment of intangible assets amounted to $328,000 for the year ended December 31, 2013. No impairment losses of intangible assets were recorded in 2015 and 2014.

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

We have concluded that the divesture of the SmartID division and the divesture of Intercard qualify as discontinued operations and therefore have been presented as such. The sale of Parx France and the shutdown of Smart Card Engineering do not qualify as a discontinued operation as the Company has significant involvement after the disposal transaction.

Assets and liabilities of discontinued operations that have not yet been actually sold are presented on the balance sheet in one line item. Assets and liabilities of such discontinued operations are not offset and are presented as such only for the current year balance sheet.

The results of businesses that have qualified as discontinued operations have been presented as such for all reporting periods. Results of discontinued operations include all revenues and expenses directly derived from such businesses; general corporate overhead is not allocated to discontinued operations.

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

Liquidity and Capital Resources

Our principal sources of liquidity since our inception have been sales of equity securities, borrowings from banks, cash from the exercise of options and warrants and proceeds from divestiture of part of our businesses. We had cash, cash equivalents and short-term investments representing bank deposits of $10.9 million (of which an amount of $2.3 million has been pledged as a security in respect of performance guarantees granted to third parties and guarantees to secure customer advances, loans and credit lines received from a bank) as of December 31, 2015, and $16.4 million as of December 31, 2014 (of which an amount of $2.0 million had then been pledged as a security in respect of performance guarantees granted to third parties and guarantees to secure customer advances, loans and credit lines received from a bank). We believe that we have sufficient capital resources to fund our operations in the next 12 months. We adhere to an investment policy which is intended to enable the Company to avoid being classified as a “passive foreign investment company,” or PFIC, under United States law. That said, we cannot provide complete assurance that PFIC status will be avoided in the future.  In addition, our investment policy requires investment in high-quality investment-grade securities. As of December 31, 2015, the bank loans are denominated in the following currencies: U.S. dollars ($351,000, with maturity dates ranging from 2016 through 2019), NIS ($354,000, with maturity dates ranging from 2016 through 2019), South African Rand ($625,000, with maturity dates ranging from 2016 through 2023) and Polish Zloty ($2.1 million, with maturity dates ranging from 2016 through 2019). As of December 31, 2015 these loans bear interest at rates ranging from 3.15%-9.75% per annum.

The composition of our long-term loans as of December 31, 2015, was as follows (in thousands):

December 31, 2015
Long-term loans	$3,395
Less - current maturities	1,036
$2,359

The composition of our short-term loans, bank credit and current maturities of long-term loans as of December 31, 2015, was as follows (in thousands):

	December 31, 2015
	Interest rate
In NIS	4.35%	$693
In U.S. dollars	4.92%	1,357
In Polish Zloty	3.15%	729
		2,779
Current maturities of long-term loans		1,036
		$3,815

        On November 4, 2014, the Company signed a financial and restrictive covenant with Bank Leumi in order to secure bank services and obtain bank credit and loans. Under the covenant, we are obligated to meet the following: (i) our total liquid deposits will not be less than $6.0 million at any time; (ii) beginning January 1, 2015, our annual operational profit on an EBITDA basis will not be less than $1.0 million; (iii) our annual revenues will not be less than $20.0 million; and (iv) for 2015, equity is required to be at a level of 28% of the total assets and equity sum of no less than $10.5 million, for 2016 and onwards, equity is required to be at a level of 30% of the total assets and equity sum of no less than $11.0 million.  As of December 31, 2015, the Company was not in compliance with the Bank Leumi covenants regarding annual operational profit on an EBITDA basis and annual revenues. On December 31, 2015, the bank issued a letter waiving its right to prepayment of the Company’s liabilities, subject to the Company’s compliance with its covenants in the following reporting periods.

Our and certain of our subsidiaries’ manufacturing facilities and certain equipment have been pledged as security in respect of a loan received from a bank. The Company’s short term deposits in the amount of $2.3 million have been pledged as security in respect of guarantees granted to third parties, loans and credit lines received from a bank. Such deposits cannot be pledged to others or withdrawn without the consent of the bank.

As of December 31, 2015, we granted guarantees to third parties including performance guarantees and guarantees to secure customer advances in the sum of $723,000. The expiration dates of the guarantees range from February 2016 to December 2016.

For the years ended December 31, 2015 and December 31, 2014, we had a negative cash flow from continuing operations of $4.5 million and $9.6 million, respectively.  We may continue to suffer from negative cash flow from operations. We are looking for ways to increase our cash resources, such as capitalizing on our patent portfolio, sales of assets or parts of our business or raising funds. In addition, we are looking for ways to reduce our financial expenses, including repayment of debt instruments and reduction in operating expenses.

Operating activities related to continuing operations

For the year ended December 31, 2015, net cash used in continuing operating activities was $4.5 million primarily due to a $8.0 million net loss from operating activities, a $1.3 million decrease in trade payables, a $149,000 decrease in accrued severance pay and a $4,000 gain on sale of property and equipment, partially offset by a $2.2 million decrease in trade receivables, $1.3 million of depreciation, a $463,000 non-cash expense due to stock-based compensation issued to employees, a $393,000 decrease in other receivables and prepaid expenses, a $254,000 decrease in inventory, a $223,000 increase in other current liabilities, a $122,000 deferred tax expense and a $27,000 increase in accrued interest.

For the year ended December 31, 2014, net cash used in continuing operating activities was $9.6 million primarily due to a $10.2 million net loss from operating activities, a $1.3 million decrease in other current liabilities, a $630,000 decrease in trade payables, a $334,000 increase in inventory, a $126,000 decrease in accrued severance pay, a $10,000 gain on sale of property and equipment and a $3,000 gain from disposal of a subsidiary partially offset by $1.3 million of depreciation, a $875,000 non-cash expense due to stock based compensation issued to employees a $432,000 decrease in trade receivables, a $132,000 decrease in other receivables and prepaid expenses, a $108,000 deferred tax expense and a $87,000 increase in accrued interest.

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

Operating activities related to discontinued operations

For the year ended December 31, 2015, net cash used in discontinued operating activities was $45,000 related to the SmartID division. For the year ended December 31, 2014, net cash used in discontinued operating activities was $1.4 million. For the year ended December 31, 2013, net cash used in discontinued operating activities was $1.4 million. For the years 2014 and 2013 all such cash flows related to the SmartID division and the German subsidiary Intercard.

Investing and financing activities related to continuing operations

For the year ended December 31, 2015, net cash provided by continuing investing activities was $3.8 million, mainly due to $9.8 million in proceeds from the maturity and sale of short-term investments and $38,000 in proceeds from the sale of property and equipment, partially offset by a $4.2 investment in short term investments, $1.5 million purchases of property and equipment, a $200,000 investment in capitalized product costs and a $137,000 net investment in restricted deposit for employee benefits.

For the year ended December 31, 2014, net cash used in continuing investing activities was $10 million, mainly due to a $11.4 million investment in short-term investments and $1.6 million purchases of property and equipment partially offset by $3 million in proceeds from the maturity and sale of short term investments and $14,000 in proceeds from the sale of property and equipment.

For the year ended December 31, 2013, net cash provided by continuing investing activities was $7.0 million, mainly due to $6.5 million in proceeds from the maturity and sale of short-term investments, $3.4 million proceeds from restricted deposits for employee benefits and $168,000 of proceeds from the sale of property and equipment, partially offset by $2.8 million purchases of property and equipment and a $325,000 investment in short-term investments.

For the year ended December 31, 2015, net cash provided by continuing financing activities was $311,000 mainly due to $1.5 million in proceeds from long term bank loans, partially offset by a $747,000 repayment of long-term bank loans and a $422,000 decrease in short-term bank credit.

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

Investing and financing activities related to discontinued operations

For the year ended December 31, 2015, net cash provided by discontinued investing activities was $795,000 due to payments from contingent consideration according to an earn-out mechanism as part of our SmartID divestiture. For the year ended December 31, 2014 net cash provided by discontinued investing activities was $1.7 million due to payments received related to the sale of certain assets, subsidiaries and IP related to our SmartID division and to the divesture of Intercard. For the year ended December 31, 2013 net cash provided by discontinued investing activities was $9.9 million due to payments received related to the sale of certain assets, subsidiaries and IP related to our SmartID division.

For the year ended December 31, 2015, no cash flow was related to discontinued financing activities. For the year ended December 31, 2014, net cash used in discontinued financing activities was $154,000 mainly due to a change in liabilities held for sale in respect of Intercard divesture. For the year ended December 31, 2013 net cash used in discontinued financing activities was $985,000 mainly due to repayments of short and long-term loans related to the SmartID division.

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

Interest Rate Risks

We are exposed to market risks resulting from changes in interest rates, primarily in connection with our loan obligations to banks. We do not currently use derivative financial instruments to limit exposure to interest rate risk. As of December 31, 2015, we had long-term loan obligations of $3.4 million, the vast majority of which is subject to variable interest rates.  Of this amount, $2.1 million was denominated in Polish Zloty, $625,000 was denominated in South African Rand, $354,000 was denominated in NIS and $351,000 was denominated in U.S. dollars. These loans will be repaid during the next approximately eight years. The carrying values of the loans are equivalent to or approximate their fair market value as they bear interest at approximate market rates.

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

The annual rate of inflation in Israel was (-1%) in 2015, (-0.2%) in 2014 and 1.8% in 2013. The NIS revaluated against the U.S. Dollar by approximately (-0.3%) in 2015, (-12%) in 2014 and 7% in 2013.

The functional currency of ASEC is the Polish Zloty and of OTI PetroSmart is the South African Rand. A significant amount of these subsidiaries’ revenues are earned, and a significant amount of their expenses are incurred, in their functional currencies. To the extent that there are fluctuations between the Polish Zloty and/or the South African Rand against the U.S. dollar, the translation adjustment will be included in our consolidated statements of changes in equity as other comprehensive income or loss and will not impact the consolidated statements of operations.

Corporate Tax Rate

As an Israeli resident company, we are generally subject, as of January 1, 2016, to corporate tax at the rate of 25%. Between January 1, 2014 and December 31, 2015, the corporate tax rate was 26.5%. As of December 31, 2015, our net operating loss carry-forwards for Israeli tax purposes amounted to approximately $188.5 million. Under Israeli law, net operating losses can be carried forward indefinitely and offset against certain future taxable income.

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

Royalties payable with respect to grants received under programs approved after January 1, 1999, however, will be subject to interest on the dollar-linked value of the total grants received at an annual rate of LIBOR applicable to dollar deposits. As of December 31, 2015, we have received a total of $3.5 million from the OCS net of royalties paid to it (or accrued for). The terms of Israeli government participation also require that the manufacturing of products developed with government grants be performed in Israel, unless the OCS has granted special approval. If the OCS consents to the manufacture of the products outside Israel, we may be required to pay increased royalties, ranging from 120% to 300% of the amount of the OCS grant, depending on the percentage of foreign manufacture. These restrictions continue to apply even after we have paid the full amount of royalties payable with respect of the grants. Based upon the aggregate grants received to date, we expect that we will continue to pay royalties to the OCS to the extent of our sales of our products and related services for the foreseeable future.  Separate OCS consent is required to transfer to third parties technologies developed through projects in which the government participates. These restrictions do not apply to exports from Israel of products developed with these technologies.

Off Balance Sheet Arrangements

Our Company has no off balance sheet arrangements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Not Applicable.

Item 8. Financial Statements and Supplementary Data.

Our financial statements are stated in thousands of United States dollars and are prepared in accordance with U.S. GAAP.

The following audited consolidated financial statements are filed as part of this Annual Report on Form 10-K:

Report of Independent Registered Public Accounting Firm, dated March 28, 2016.

Consolidated Balance Sheets.

Consolidated Statements of Operations.

Consolidated Statements of Comprehensive Loss.

Consolidated Statements of Changes in Equity.

Consolidated Statements of Cash Flows.

Notes to the Consolidated Financial Statements.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not Applicable.

Item 9A. Controls and Procedures.

Disclosure Controls and Procedures

Our management, including our Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, are responsible for establishing and maintaining our disclosure controls and procedures (within the meaning of Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended, or Exchange Act). These controls and procedures are designed to ensure that information required to be disclosed in the reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information was made known to our management, including our CEO and CFO, by others within the Company, as appropriate to allow timely decisions regarding required disclosure. We evaluated these disclosure controls and procedures under the supervision of our CEO and CFO as of December 31, 2015. Based upon that evaluation, our management, including our CEO and CFO, concluded that our disclosure controls and procedures are effective as of such date.

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

Based on our evaluation under the framework in Internal Control—Integrated Framework (2013), our management concluded that our internal control over financial reporting was effective as of December 31, 2015.

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2015, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

Not Applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Our Directors and executive officers, as of the date hereof, together with their ages and business backgrounds are as follows:

Name	Age	Position(s) Held
Dilip Singh (1)	65	Chairman of the Board of Directors
William C. Anderson III (2) (3)(4)	45	Director
John A. Knapp Jr. (1) (3)	64	Director
Donna Seidenberg Marks (2) (3) (4)	60	Director
Mark Stolper (1) (3) (4)	44	Director
Shlomi Cohen	54	Chief Executive Officer
Yishay Curelaru	34	Chief Financial Officer

(1)	Independent Director under NASDAQ rules

(2)	External Director

(3)	Member of Compensation Committee

(4)	Member of Audit Committee

Directors:

Dilip Singh was appointed as a director in 2012 to hold office until the first general meeting of the shareholders of the Company to be held following the termination of a 36-month period that commenced as of December 30, 2012. On February 9, 2015, Mr. Singh was appointed as our Chairman of the Board of Directors. Mr. Singh has served as the General Partner of Value Generation Capital Fund LP since December 2013 and has also served as a director of Concurrent Computer Corporation, Inc., a provider of high-performance, real-time computer systems and software solutions, since July 2012. From April 2012 to April 2013, Mr. Singh served as the interim Chief Executive Officer, President and as a director of InfuSystem Holdings Inc., a provider of ambulatory infusion pumps and associated clinical services.  Prior to joining InfuSystem, Mr. Singh served as the interim Chief Executive Officer of MRV Communications, Inc., a provider of optical communications network infrastructure equipment and network management products, as well as network integration and managed services, from July 2010 to December 2011 and as a director from October 2010 to December 2011.  From December 2008 to May 2009, Mr. Singh served as the Chief Executive Officer of Telia-Sonera Spice Nepal, a large Asian mobile operator.  From October 2004 to November 2008, Mr. Singh served as the Chief Executive Officer and President of Telenity, Inc., a convergence applications, service delivery platform and value added services software company.  Mr. Singh earned a Master’s of Science in Physics from the University of Jodhpur and a Masters of Technology in Electronics & Communications Electrical Engineering from the Indian Institute of Technology.

The Company believes Mr. Singh’s vast operational executive management and board experience with global companies make him suitable to serve as a director and Chairman of the Board of Directors of the Company.

William C. Anderson III was appointed as an External Director under the Companies Law in 2014 to hold office for a three-year term that commenced on May 26, 2014. Mr. Anderson is the founder of AmpThink LLC, a wireless solutions company focused on building large, complex, wireless networks employing different technologies including low and high frequency RFID, wireless bridging, WiFi, near field communications and Bluetooth. AmpThink has led the delivery of networks for three recent major American football sporting events. Mr. Anderson has been acting as Chief Executive Officer of AmpThink LLC since its incorporation in 2011. Prior to AmpThink, Mr. Anderson was co-founder of Genesta, a wireless systems integrator specializing in the design and deployment of warehouse automation systems, where Mr. Anderson from 2000 to 2011 acted as Chief Technology Officer. In this position, Mr. Anderson helped create solutions for clients such as Con Edison, Frito-Lay, and Sara Lee. Mr. Anderson holds a degree in Economics and Philosophy from Boston College and a Master’s degree in Management Science from The State University of New York.

The Company believes Mr. Anderson’s qualifications including his years of experience in the high-tech industry and network solutions business, as well as his experience as Chief Technology Officer and Chief Executive Officer of private American companies, make him suitable to serve as an External Director of the Company.

John A. Knapp Jr. was appointed as a director in 2012 to hold office until the first general meeting of the shareholders of the Company to be held following the termination of a 36-month period that commenced as of December 30, 2012. Mr. Knapp has been the President and principal shareholder of Andover Group, Inc. since 1978.  Andover’s two main business lines are real estate development and investment management.  In October 2005, Mr. Knapp became Chief Executive Officer of ICO, Inc. and served in that capacity, as well as a director, until April 2010, when ICO was acquired by A. Schulman, Inc. for a significant premium.  Mr. Knapp, through Andover Group, Inc., was a partner in San Juan Partners, LLC. Mr. Knapp is a CFA and serves as a partner of CCM Opportunistic Partners, an investment fund that invests with emerging managers.  Mr. Knapp has served as a trustee of Annunciation Orthodox School in Houston, and is currently a trustee of the Armand Bayou Nature Center.  Mr. Knapp is a graduate with honors of from Williams College.

The Company believes that Mr. Knapp’s corporate and business strategy experience make him suitable to serve as a director of the Company.

Donna Seidenberg Marks was appointed as an External Director under the Companies Law on November 2, 2015, effective January 1, 2016 to hold office for a three-year term. Ms. Seidenberg Marks is a Certified Public Accountant with a wide variety of experience serving clients in various industries over her 37 years in the practice of public accounting. Ms. Seidenberg Marks has served as a director at the Fuoco Group, LLC, a certified public accounting firm that provides audit, tax and consulting services to its clients throughout its five locations in Florida and New York. Prior to joining the Fuoco Group,  Mrs. Seidenberg Marks was the managing partner of her own firm, Donna Seidenberg, PA and served as a Managing Director at American Express Tax and Business Services (which merged into the international accounting firm of RSM International). Her practice includes performing audits, reviews and compilations of financial statements, preparing tax returns, and rendering consulting services, including forensic accounting and expert witness testimony in mediations and litigation matters in her areas of specialization. Her experience also includes consulting on Sarbanes-Oxley implementation. Ms. Seidenberg Marks is a frequent speaker at local and national meetings of the Community Associations Institute for which she serves on its National Business Partners Council, and is a past President and Treasurer of its local chapter. Ms. Seidenberg Marks earned a B.A. in Business Administration degree in Accounting (magna cum laude) from the University of South Florida in 1978, and is a member of the Florida Institute of Certified Public Accountants.

The Company believes that Ms. Seidenberg Marks’ professional and corporate experience, as well as her knowledge and familiarity with corporate finance and accounting as an experienced Certified Public Accountant, make her suitable to serve as an External Director of the Company.

    Mark Stolper was appointed as a director in 2012 to hold office until the first general meeting of the shareholders of the Company to be held following the termination of a 36-month period that commenced as of December 30, 2012. Since 2004, Mr. Stolper has served as the Executive Vice President and Chief Financial Officer of RadNet, Inc., the largest owner and operator of freestanding medical diagnostic imaging centers in the United States.  At RadNet, Mr. Stolper is responsible for all accounting, finance, reimbursement operations, investor relations, treasury and related financial functions.  Prior to joining RadNet, Mr. Stolper had diverse experiences in investment banking, private equity, venture capital investing and operations.  Mr. Stolper began his career as a member of the corporate finance group at Dillon, Read and Co., Inc., executing mergers and acquisitions, public and private financings and private equity investments with Saratoga Partners LLP, an affiliated principal investment group of Dillon Read.  After Dillon Read, Mr. Stolper joined Archon Capital Partners, which made private equity investments in media and entertainment companies.  Mr. Stolper also worked for Eastman Kodak, where he was responsible for business development for Kodak’s Entertainment Imaging subsidiary ($1.5 billion in sales).  Mr. Stolper was also co-founder of Broadstream Capital Partners, a Los Angeles-based investment banking firm focused on advising middle market companies engaged in financing and merger and acquisition transactions.  Mr. Stolper holds a B.A. from the University of Pennsylvania and a finance degree from the Wharton School.  Mr. Stolper also has a postgraduate Award in Accounting from UCLA.

The Company believes Mr. Stolper’s professional and corporate experience, as well as his knowledge and familiarity with corporate finance and accounting as an experienced Chief Financial Officer in a NASDAQ-traded company, make him suitable to serve as a director of the Company.

Executive Officers:

Shlomi Cohen was appointed by the Board on August 2, 2015, to serve as the Company’s Chief Executive Officer.  Prior to joining the Company, Mr. Cohen, served as president and Chief Executive Officer of RayV Technologies Ltd. from 2012 until it was acquired by Yahoo! in 2014. Prior to that and from 2010 to 2012, Mr. Cohen served as president of Europe Middle-East Africa for NICE Systems Ltd (Nasdaq: NICE). Mr. Cohen has also held sales positions with a number of leading technology companies, including Nokia (2007-2010), Siemens (2003-2007), BATM Advanced Communications (1998-2002) and Eldor Computers (1990-1995). Mr. Cohen holds an M.B.A. from the Bar Ilan University and a B.SC. in mechanical engineering from the Tel-Aviv University.

Yishay Curelaru was appointed as the Company’s Chief Financial Officer effective January 31, 2016. Prior to his appointment, Mr. Curelaru served as the Company’s controller and deputy Chief Financial Officer from July 2013, and oversaw the Company's finance department in this capacity. Prior to joining the Company, Mr. Curelaru was a senior accountant at PricewaterhouseCoopers (PwC) beginning in 2011. Mr. Curelaru also served as a captain in the Special Forces of the Israeli Defense Forces from 2000 until 2005. Mr. Curelaru holds a B.A. in economics and accounting from the Ben-Gurion University of the Negev, and is a Certified Public Accountant in Israel.

Board Practices

Election of Directors; Appointment of Officers

Our current Board consists of five directors, of which two directors are External Directors under Israeli law. A majority of these directors must be non-executive directors, who are directors that are neither office holders nor our employees. Our non-External Directors are appointed, removed or replaced by a majority vote of our shareholders present in person or by proxy at a general meeting of our shareholders according to the Companies Law.

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

Until February 9, 2015, former Board member Mr. Dimitrios Angelis served as the Chairman of our Board. On February 9, 2015, our Board elected Mr. Singh to serve as its chairman.

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

External Directors

Under the Companies Law, companies incorporated under the laws of the State of Israel with shares listed on an exchange, including NASDAQ, must appoint at least two External Directors. On May 26, 2014, Mr. Anderson was elected by the general meeting of shareholders as an External Director. On November 2, 2015, Ms. Seidenberg Marks was elected by the general meeting of shareholders as the second External Director commencing as of January 1, 2016, succeeding Ms. Eileen Segall, whose term of directorship expired on December 30, 2015. Based on the information provided to the Company, both Mr. Anderson and Ms. Seidenberg Marks qualify as External Directors under the Companies Law.

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

Under the Companies Law, each of our External Directors must also serve on our Audit Committee and Compensation Committee. Mr. Anderson and Ms. Seidenberg Marks are both currently members of our Audit Committee and Compensation Committee. Ms. Seidenberg Marks serves as Chairman of our Audit Committee and Mr. Anderson serves as Chairman of our Compensation Committee.

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

In addition, the Audit Committee of our Board must include at least three independent directors within the meaning of Rule 5605(a)(2) to the NASDAQ Rules. Our External Directors, Ms. Seidenberg Marks and Mr. Anderson, and our director, Mr. Stolper, all of whom are “unaffiliated directors” under the Companies Law, qualify as independent directors under NASDAQ Rules and as Audit Committee independent directors under the NASDAQ Rules.  Ms. Seidenberg Marks is the Audit Committee’s Chairman.  In addition, our directors Mr. Singh, Mr. Stolper and Mr. Knapp are qualified as independent directors under the NASDAQ Rules. Our Board has determined that Mr. Stolper is an “Audit Committee Financial Expert” within the meaning of SEC rules and has the requisite experience under NASDAQ Rules.

Under the Companies Law, the Audit Committee of a publicly traded company must consist of a majority of unaffiliated directors. An “unaffiliated director” is defined as either an External Director or as a director, classified as an “unaffiliated director” by the Company, who meets the following criteria: (a) he or she meets the qualifications for being appointed as an External Director, except for (i) the requirement that the director be an Israeli resident (which in any event does not apply to companies such as ours whose securities have been offered outside of Israel or are listed outside of Israel), (ii) the requirement for accounting and financial expertise or professional qualifications, and the Audit Committee of the company confirmed such qualifications and (iii) with respect to companies such as ours whose securities have been listed on the NASDAQ Global Market, where the director qualifies as an “independent director” under the NASDAQ Rules, the requirements relating to affiliation other than to controlling shareholder, any of the controlling shareholder’s relatives or any other entity under the control of the company’s controlling shareholder (which is not the company itself or an entity under the company’s control); and (b) he or she has not served as a director of the Company for a period exceeding nine consecutive years. For this purpose, a break of less than two years in the service shall not be deemed to interrupt the continuation of the service.

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

Our Audit Committee provides assistance to our Board in fulfilling its legal and fiduciary obligations in matters involving our accounting, auditing, financial reporting, internal control and legal compliance functions by pre-approving the services performed by our independent accountants and reviewing their reports regarding our accounting practices and systems of internal control over financial reporting. Our Audit Committee also oversees the audit efforts of our independent accountants and takes those actions that it deems necessary to satisfy itself that the accountants are independent of management. During the fiscal year ended December 31, 2015, we had nine meetings of our Audit Committee.

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

During 2015, our Compensation Committee had five meetings and one written resolution in lieu of a meeting. The current members of our Compensation Committee are Mr. Anderson, Ms. Seidenberg Marks, Mr. Stolper and Mr. Knapp.  Mr. Anderson is the Compensation Committee’s Chairman.

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

Code of Ethics

We have adopted a Code of Business Conduct and Ethics that applies to our directors, executive and financial officers and all of our employees.  The Code of Business Conduct and Ethics is publicly available on our website at http://investors.otiglobal.com/phoenix.zhtml?c=144733&p=irol-govHighlights and we will provide, at no charge, persons with a written copy upon written request made to us.  If we make any substantive amendments to the Code of Business Conduct and Ethics or grant any waivers, including any implicit waiver, from a provision of this code to our Chief Executive Officer, Chief Financial Officer or corporate controller, we will disclose the nature of such amendment or waiver on our website within four business days. The information contained in, or accessible through, our website does not constitute part of this Annual Report.

Section 16(a) Beneficial Ownership Reporting Compliance

Based solely upon a review of Forms 3, 4 and 5, and amendments thereto, submitted to the SEC during the fiscal year ended December 31, 2015, we believe that during said year, our executive officers, directors and all persons who own more than ten percent of a registered class of our equity securities complied with all Section 16(a) filing requirements, except for Shay Tomer and John A. Knapp Jr., who both failed to timely file Form 4.

Item 11. Executive Compensation.

    The following table sets forth the compensation earned during the years ended December 31, 2015 and 2014 by (i) Chief Executive Officer (ii) former Chief Executive Officer, (iii) former Chief Financial Officer, and (iv) the former director and the former Chief Executive Officer of OTI America, who we refer to collectively as the Named Executive Officers. As required by Israeli law, it also sets forth the compensation during those years for our former General Counsel and Corporate Secretary.

Summary Compensation Table

Name		Salary	Bonus	Option Awards	Non-equity Incentive Plan Compensation	All other Compensation	Total
and Principal Position	Year	($) (1)	($)	($) (2)	($)	($) (3)	($)

Shlomi Cohen	2015	177,153	52,098	80,120	-	24,499	333,870
Chief Executive Officer (4)	2014	-	-	-	-	-	-

Arie G. Rubinstein	2015	140,117	-	12,038	10,665	43,647	206,467
Former General Counsel and Corporate Secretary (5)	2014	138,903	-	10,764	15,091	46,947	211,705

Ofer Tziperman	2015	233,652	33,806	-	-	190,799	458,257
Former Chief Executive Officer (6)	2014	342,779	-	-	45,274	93,377	481,430

Shay Tomer	2015	197,401	20,993	22,034	-	50,034	290,462
Former Chief Financial Officer (7)	2014	171,809	7,713	14,352	24,985	52,767	271,626

Dimitrios J. Angelis
Former Director and	2015	175,000	-	-	251,925	329,603	756,528
Former Chief Executive Officer of OTI America (8)	2014	300,000	-	48,970	50,000	61,427	460,397

(1)	Salary payments which were in NIS were translated into U.S. dollars according to annually average exchange rate of 3.89 NIS per U.S. dollar in 2015 and 3.58 NIS per U.S. dollar in 2014.

(2)
The fair value recognized for the stock-based awards was determined as of the grant date in accordance with FASB ASC Topic 718 (see Note 10C to our consolidated financial statements included elsewhere in this Annual Report).

(3)	This cost reflects social benefits (as required under applicable Israeli law), car expenses and termination payments.

(4)
Mr. Shlomi Cohen appointed on August 2, 2015 as Chief Executive Officer. The 2015 “All Other Compensation” of Mr. Cohen, as shown in the table above, is comprised of $8,361 of car expenses and $16,137 of social benefits.

(5)
The 2015 “All Other Compensation” of Mr. Rubinstein, as shown in the table above is comprised of $20,067 of car expenses and $23,580 of social benefits. The 2014 “All Other Compensation” of Mr. Rubinstein, as shown in the table above is comprised of $21,600 of car expenses and $25,347 of social benefits. On January 24, 2016, Mr. Rubinstein resigned from his respective positions.

(6)
The 2015 “All Other Compensation” of Mr. Tziperman, as shown in the table above, is comprised of $12,606 of car expenses, $39,264 of social benefits and $138,928 of one-time expenses upon termination of his employment. The 2014 “All Other Compensation” of Mr. Tziperman, as shown in the table above, is comprised of $23,475 of car expenses and $69,902 of social benefits. On August 10, 2015, Mr. Tziperman has resigned from his respective positions.

(7)
The 2015 “All Other Compensation” of Mr. Tomer, as shown in the table above is comprised of $20,067 of car expenses and $29,967 of social benefits. The 2014 “All Other Compensation” of Mr. Tomer, as shown in the table above is comprised of $21,798 of car expenses and $30,969 of social benefits. On January 6, 2016, Mr. Tomer provided advance notice of his resignation from his respective positions. On January 31, 2016, Mr. Tomer resigned from his respective positions.

(8)
Mr. Dimitrios J. Angelis served as Chairman of the Board of Directors from April 26, 2013, until February 9, 2015, and served as the Chief Executive Officer of OTI America from December 6, 2013 until August 3, 2015. The 2015 “All Other Compensation” of Mr. Angelis, as shown in the table above is comprised of $29,603 of social benefits and $300,000 of one-time expenses upon termination of his employment. The 2014 “All Other Compensation” of Mr. Angelis, as shown in the table above is comprised of $61,427 of social benefits.

All of the incumbent Named Executive Officers and our directors mentioned in the table above are entitled to acceleration of the vesting of any unvested share options and restricted shares in the event of a change of control of the Company.

Pension, Retirement or Similar Benefit Plans

Except as required by applicable law (relating to severance payments to Israeli employees), none of our current officers or employees are entitled to receive any payments upon termination of employment.

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

The Compensation Policy further provides for an annual performance bonus payable to executive officers. The payment of such bonus is tied to long-term corporate performance, rather than short-term stock market performance. Bonuses are paid in accordance with specific performance targets and based, among others, upon the following factors: (i) the Company’s achievement of certain financial performance metrics, consisting of annual revenue targets, EBITDA target and free cash flow target, each based on our annual budget; (ii) achievement by the respective executive of certain predetermined objectives; and (iii) other discretionary considerations, taking into account tangible and intangible performance factors, including the executive’s relative contribution to the Company.

Bonus payments shall not exceed, in the case of a Chief Executive Officer, an aggregate amount equivalent to 12 months’ base salary, and for other executive officers, an aggregate amount equivalent to nine months’ base salary of the respective executive.

Employment Agreements

We maintain written employment and related agreements with all of our current executive officers. These agreements provide for monthly salaries and contributions by us to executive insurance and vocational studies funds. The employment agreements of certain executive officers provide for the achievement of an annual bonus, as described above. In addition, we may decide to grant our executive officers stock options from time to time. All of our executive officers’ employment and related agreements contain provisions regarding noncompetition, confidentiality of information and assignment of inventions. The enforceability of covenants not to compete in Israel is unclear.

We have the following written agreements and other arrangements concerning compensation with our current executive officers:

(1)
Agreement with Shlomi Cohen.  We entered into an employment agreement with Mr. Cohen, effective August 2, 2015, which provides that Mr. Cohen will enter into office as the Chief Executive Officer of the Company and its subsidiaries on August 11, 2015, in consideration of a monthly gross salary of NIS 90,000 and other standard benefits. In addition, and pursuant to the employment agreement, Mr. Cohen received options to purchase 200,000 Ordinary Shares of the Company, with an exercise price of $0.75 per Ordinary Share. The options are subject to a three years vesting period, so that 66,334 options shall be vested on July 31, 2016, 66,333 options shall be vested on July 31, 2017 and an additional 66,333 options shall be vested on July 31, 2018, all subject to the terms and provisions of the Company’s 2001 Share Option Plan. In addition, on February 14, 2016, Mr. Cohen received additional options to purchase 40,000 Ordinary Shares of the Company with an exercise price of $0.44 per Ordinary Share. The options are subject to a three years vesting period, so that 13,333 options shall be vested on February 3, 2017, 13,333 options shall be vested on February 3, 2017 and an additional 13,334 options shall be vested on February 3, 2018, all subject to the terms and provisions of the Company’s 2001 Share Option Plan. Additional options to purchase up to 100,000 Ordinary Shares may be granted on an annual basis to promote retention and as an incentive. The issuance of such options will be subject to the discretion and approval of both the Company’s Compensation Committee and the Board of Directors. According to the employment agreement Mr. Cohen is eligible to receive an annual bonus in an amount up to 12 months’ gross base salary, all subject to the approval of the Company’s general meeting of shareholders. In November 2, 2015, the general meeting of shareholders approved Mr. Cohen’s terms of employment.

(2)
Agreement with Yishay Curelaru. We entered into an employment agreement with Mr. Curelaru, dated July 2, 2013, which provided that Mr. Curelaru shall act as the Company’s controller and deputy Chief Financial Officer. In January, 2016, Mr. Curelaru was promoted and appointed as the Company’s Chief Financial Officer, and accordingly on March 23, 2016 we entered into a new employment agreement with Mr. Curelaru. The new employment agreement provides that Mr. Curelaru shall serve as the Company’s and its subsidiaries’ Chief Financial Officer starting January 31, 2016, in consideration of a monthly gross base salary of NIS 38,000 and other standard benefits. In addition, Mr. Curelaru shall be eligible to receive an annual bonus in an amount up to four months’ gross base salary, subject to the Company’s Compensation Policy. Mr. Curelaru’s employment shall be for an unspecified term and either party may terminate the employment agreement upon three months’ advance notice. Pursuant to the employment agreement, Mr. Curelaru shall receive options to purchase 40,000 Ordinary Shares of the Company. The exercise price shall be equal to the average closing price of the Company’s Ordinary Shares during the 30 calendar days prior to the date of the grant, and will be subject to a three years vesting period, all subject to the terms and provisions of the Company’s 2001 Share Option Plan.

Outstanding Equity Awards at Fiscal Year-End

The following table shows options to purchase our ordinary shares outstanding on the last day of the fiscal year ended December 31, 2015 held by each of our Named Executive Officers.

Number of Securities Underlying Unexercised
	Option Awards					Stock Awards
Name	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable	Option exercise price($)		Option expiration date	Number of shares that have not vested (#)	Market value of shares that have not vested ($)
Shlomi Cohen (1)	-	200,000		$0.75	11/02/2020	-	-

Shay Tomer (2)	21,666 4,445 - -	13,334 8,888 20,000 10,000	$ $ $ $	1.46 2.36 1.68 1.29	04/30/2016 (3) 04/30/2016 (3) 04/30/2016 (3) 04/30/2016 (3)	- - - -	- - - -

Ofer Tziperman (3)	- -	23,148 22,222	$ $	0.90 3.18	06/30/2016(5) 06/30/2016(5)	- -	- -

Dimitrios Angelis (4)	-	-		$-	-	-	-

(1)	On November 2, 2015, 200,000 options were granted to Mr. Cohen under the 2001 Stock Option Plan. The options vest in three equal annual installments, commencing July 31, 2016.

(2)
On July 20, 2013, 40,000 options were granted to Mr. Tomer under the 2001 Stock Option Plan, out of which 5,000 options were exercised by Mr. Tomer as of December 31, 2015. The options vest in three equal annual installments, commencing July 20, 2014. On May 13, 2014, 13,333 options were granted to Mr. Tomer under the 2001 Stock Option Plan. The options vest in three equal annual installments, commencing May 13, 2015. On January 1, 2015, 20,000 options were granted to Mr. Tomer under the 2001 Stock Option Plan. The options vest in three equal annual installments, commencing January 1, 2016.

On July 28, 2015, 10,000 options were granted to Mr. Tomer under the 2001 Stock Option Plan. The options vest in three equal annual installments, commencing July 28, 2016. On January 31, 2016, Mr. Tomer resigned his role as Chief Financial Officer, and the option expiration date of his remaining granted options is April 30, 2016

(3)
On December 6, 2013, 166,666 options were granted to Mr. Tziperman under the 2001 Stock Option Plan. The options vest in three equal annual installments, commencing March 7, 2014. On December 30, 2013, 100,000 options were granted to Mr. Tziperman under the 2001 Stock Option Plan. The options vest in three equal annual installments, commencing December 30, 2014.  On August 10, 2015, Mr. Tziperman resigned his role as Chief Financial Officer, and the option expiration date of  his remaining granted options is June 30, 2016.

(4)	On August 3, 2015, Mr. Angelis resigned his role as Chief Executive Officer of OTI America, and as of December 31, 2015, he has no outstanding equity awards.

Director Compensation for 2015

The following table provides information regarding compensation earned by, awarded or paid to each person for serving as a director who is not an executive officer during the fiscal year ended December 31, 2015:

Name (1)	Fees Earned or Paid in Cash ($) (2)	Option Awards ($) (3)	Total ($)
William C. Anderson III	34,964	-	34,964
Charles M. Gillman (4)	17,335	-	17,335
John A. Knapp Jr.	29,666	-	29,666
Eileen Segall (5)	35,830	-	35,830
Dilip Singh	27,677	-	27,677
Mark Stolper	34,605	-	34,605

(1)	The table above does not include Mr. Angelis, former director, who is included in the description of compensation of Named Executive Officers above.

(2)	This column represents the sums that our non-executive directors received according to the Israeli regulations as an annual fee as well as for attendance to Board and Board Committees meetings.

(3)	As of December 31, 2015, our directors held options to purchase our Ordinary Shares as follows:

Name	Aggregate number of shares Underlying stock options
William C. Anderson III	50,000
John A. Knapp Jr.	50,000
Eileen Segall	50,000
Dilip Singh	50,000
Mark Stolper	50,000

(4)	Former director Mr. Gillman resigned from the Board on August 3, 2015, and the table above represents the compensation paid to Mr. Gillman in 2015.

(5)	Ms. Segall’s term as external director expired on December 30, 2015, and the table above represents the compensation paid to Ms. Segall in 2015.

We reimburse our directors for expenses incurred in connection with attending board meetings and committee meetings and provide the following compensation for directors: annual compensation of $16,322; meeting participation fees of $853 per in-person meeting; meeting participation by telephone of $512 per meeting; and $427 per written resolution.

Our executive directors do not receive additional separate compensation for their service on the Board or any committee of the Board.  During 2015, our non-executive directors were reimbursed for their expenses for each board meeting and committee meeting attended and in addition received the foregoing compensation with respect to attendance in such meetings. The aggregate amount paid by us to our non-executive directors for their service during 2015 was $180,076.

See Item 12 “Security Ownership of Certain Beneficial Owners and Management” for information on beneficial ownership of our shares by our directors and executive officers.  We have no outstanding loans to any of our directors or executive officers.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholders Matters.

The following table sets forth certain information, to the best knowledge and belief of the Company, as of March 14, 2016 (unless provided herein otherwise), with respect to holdings of our Ordinary Shares by (1) each person known by us to be the beneficial owner of more than 5% of the total number of shares of our Ordinary Shares outstanding as of such date; (2) each of our directors; (3) each of our Named Executive Officers; and (4) all of our directors and our executive officers as a group.

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

The information in the table below is based on 40,835,974 Ordinary Shares outstanding as of March 14, 2016.  Unless otherwise indicated, the address of each of the individuals named below is: c/o On Track Innovations Inc., Z.H.R. Industrial Zone, P.O. Box 32, Rosh Pina, Israel.

Name of beneficial owner	Position	Number of Shares Beneficially Owned (*)	% of Class of Shares
Dilip Singh (1)	Director, Chairman	398,435	1.0%
Mark Stolper (2)	Director	50,000	**
William C. Anderson III (3)	Director	56,667	**
John A. Knapp Jr.(4)	Director	335,700	**
Donna Seidenberg Marks	Director	-	-
Shlomi Cohen	Chief Executive Officer	39,938	**
Ofer Tziperman (5)	Former Chief Executive Officer	40,247	**
Shay Tomer (6)	Former Chief Financial Officer	34,444	**
Dimitrios Angelis (7)	Former Director and Former Chief Executive Officer of OTI America	35,500	**
All executive officers and directors as a group (7 persons)		886,073	2.2%
5% Shareholders
Jerry L. Ivy, Jr. (8)	Shareholder	3,386,650	8.3%
Harvest Capital Strategies LLC (9)	Shareholder	2,543,653	6.2%

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

(1)
Based on the information provided by Mr. Singh, includes 22,054 Ordinary Shares held by Mr. Singh, includes 326,381 Ordinary Shares as to which Mr. Singh has voting rights in his capacity as Chairman of the Board, pursuant to irrevocable proxies previously granted to the Chairman of the Board of the Company and includes options held by Mr. Singh to purchase 50,000 Ordinary Shares currently exercisable or exercisable within 60 days of this table.

(2)	Consist of options held by Mr. Stolper to purchase 50,000 Ordinary Shares currently exercisable or exercisable within 60 days of this table.

(3)	Includes 40,000 Ordinary Shares held by Mr. Anderson and includes options held by Mr. Anderson to purchase 16,667 Ordinary Shares currently exercisable or exercisable within 60 days of this table.

(4)	Includes 285,700 Ordinary Shares held by Mr. Knapp and includes options held by Mr. Knapp to purchase 50,000 Ordinary Shares currently exercisable or exercisable within 60 days of this table.

(5)	Includes 10,000 Ordinary Shares held by Mr. Tziperman and includes options held by Mr. Tziperman to purchase 30,247 Ordinary Shares currently exercisable or exercisable within 60 days of this table.

(6)	Consist of options held by Mr. Tomer to purchase 34,444 Ordinary Shares currently exercisable or exercisable within 60 days of this table.

(7)	Based on the information provided by Mr. Angelis, consists of 35,500 Ordinary Shares held by Mr. Angelis.

(8)	Information is based solely on Schedule 13G/A filed by Mr. Ivy with the SEC on February 9, 2016. Mr. Ivy’s address is 2125 1st Ave., Seattle, WA 98121.

(9)
Information is based solely on Schedule 13G filed by Harvest Capital Strategies LLC with the SEC on February 3, 2016. Includes 2,543,653 Ordinary Shares held by Harvest Capital Strategies LLC. Highland Capital Strategies LLC’s address is 600 Montgomery Street, Suite 1700, San Francisco, CA 94111.

The following table summarizes certain information regarding our equity compensation plan as of December 31, 2015:

Plan Category	Number of securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plan approved by security holders	-	-	-
Equity compensation plan not approved by security holders	1,601,379	$1.71	838,389
Total	1,601,379	$1.71	838,389

2001 Stock Option Plan

                We established our 2001 Stock Option Plan, or the 2001 Plan, in February 2001 (as amended and restated on December November 30, 2011), and have amended it several times up to the latest amendment on May 26, 2014. The 2001 Plan provides for the grant of options to our employees, directors and consultants, and those of our subsidiaries and affiliates.

Under the 2001 Plan, as of March 14, 2016, options for  14,089,239 Ordinary Shares had been exercised and options for 1,481,823 Ordinary Shares are outstanding, including vested options with respect to 970,302 Ordinary Shares.  Of the options that are outstanding, as of March 14, 2016, 508,000 options are held by our directors and officers, and have a weighted average exercise price of $1.39 per share.

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

Other than described above, none of our directors, executive officers of 5% shareholders has any relationship with the Company besides serving as directors.

Our Board has determined that Ms. Seidenberg Marks, Mr. Stolper, and Mr. Anderson, qualify as independent directors under NASDAQ Rules and as Audit Committee independent directors under the NASDAQ Rules.

Item 14. Principal Accounting Fees and Services.

Independent Registered Public Accounting Firm

The Company has engaged Somekh Chaikin, a member firm of KPMG International, or Somekh Chaikin, as its principal independent registered public accounting firm for the fiscal year ended December 31, 2015.

Policy on Pre-Approval of Audit and Permissible Non-Audit Services of Independent Registered Public Accounting Firm

Our Audit Committee is generally responsible for the oversight of our independent auditors’ work. The Audit Committee’s policy is to pre-approve all audit and non-audit services provided by Somekh Chaikin. These services may include audit services, audit-related services, tax services and other services, as further described below. The Audit Committee sets forth the basis for its preapproval in detail, listing the particular services or categories of services which are pre-approved, and setting forth a specific budget for such services. Additional services may be pre-approved by the Audit Committee on an individual basis. Once services have been pre-approved, Somekh Chaikin and our management then report to the Audit Committee on a periodic basis regarding the extent of services actually provided in accordance with the applicable pre-approval, and regarding the fees for the services performed.

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

Principal Accountant Fees and Services

The following fees were billed by Somekh Chaikin, a member firm of KPMG International, and affiliate firms for professional services rendered thereby for the years ended December 31, 2015 and 2014 (in thousands):

	2015	2014
Audit fees (1)	$163	$188
Audit-related fees (2)	$-	$27
Tax fees (3)	$14	$22
All other fees (4)	$-	$7
Total	$177	$246

(1)
The audit fees for the years ended December 31, 2015 and 2014, are the aggregate fees billed or billable (for the year) for the professional services rendered for the audits of our 2015 and 2014 annual consolidated financial statements, review of consolidated quarterly financial statements of 2015 and 2014, and services that are normally provided in connection with statutory audits of us and our subsidiaries, consents and assistance with review of documents filed with the SEC.

(2)	The audit-related fees for the year ended December 31, 2014 included services in respect of our registration statement on Form S-3 and related prospectus.
(3)	Tax fees are the aggregate fees billed (in the year) for professional services rendered for tax compliance and tax advice other than in connection with the audit.
(4)	All other fees for the year ended December 31, 2014 included services in respect of the conflict mineral law requires manufacturers to audit their supply chains and report conflict minerals usage.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

3.1	Amended and Restated Articles of Association (incorporated by reference to the Company’s report on Form 6-K filed with the SEC on October 31, 2013).

3.2	Memorandum of Association, dated February 14, 1990 (incorporated by reference to the Company’s Registration Statement on Form F-1, filed with the SEC on June 14, 2002).

10.1	Original Section 102 Share Option Plan of the Registrant (incorporated by reference to the amendment to the Company’s Registration Statement on Form F-1, filed with the SEC on September 11, 2002). +

10.2	Amended and Restated On Track Innovations Ltd. 2001 Share Option Plan (incorporated by reference to the Company’s proxy statement on Schedule 14A filed with the SEC on April 11, 2014). +

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

10.6
Personal and Special Employment Agreement, dated August 6, 2013, by and between the Company and Shay Tomer. (incorporated by reference to the Company’s Annual Report on Form 10-K, filed with the SEC on March 30, 2015; Confidential treatment has been granted for portions of this document. The confidential portions have been omitted and filed separately, on a confidential basis, with the Securities and Exchange Commission.) +

10.7
Personal Employment Agreement, dated December 22, 2013, by and between the Company and Ofer Tziperman. (incorporated by reference to the Company’s Annual Report on Form 10-K, filed with the SEC on March 30, 2015; Confidential treatment has been granted for portions of this document. The confidential portions have been omitted and filed separately, on a confidential basis, with the Securities and Exchange Commission.) +

10.8
Employment Agreement, dated December 22, 2013, by and among the Company, OTI America, Inc. and Dimitrios Angelis (incorporated by reference to the Company’s Annual Report on Form 10-K, filed with the SEC on March 31, 2014). +

10.9
Personal Employment Agreement, dated August 2, 2015, by and between the Company and Shlomi Cohen (incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on August 3, 2015. +

10.10*	Personal and Special Employment Agreement, dated January 31, 2016, by and between the Company and Yishay Curelaru. +

10.11	Executive Compensation Policy (incorporated by reference to the Company’s Annual Report on Form 10-K, filed with the SEC on March 30, 2015). +

21.1*	List of Subsidiaries of the Company.

23.1*	Consent of Independent Registered Public Accounting Firm.

31.1*	Certification pursuant to Rule 13a-14(a)/15d-14(a) of Shlomi Cohen.

31.2*	Certification pursuant to Rule 13a-14(a)/15d-14(a) of Yishay Curelaru.

32.1**	Certification pursuant to 18 U.S.C. Section 1350 of Shlomi Cohen.

32.2**	Certification pursuant to 18 U.S.C. Section 1350 of Yishay Curelaru.

101*
The following materials from our Annual Report on Form 10-K for the year ended December 31, 2015 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Loss, (iv) the Consolidated Statements of Changes in Equity, (v) the Consolidated Statements of Cash Flows, and (vi) the Notes to the Consolidated Financial Statements, tagged as blocks of text and in detail.

* Filed herewith.

** Furnished herewith.

+ Management contract or compensation plan.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

On Track Innovations Ltd.

Dated: March 28, 2016	By:	/s/ Shlomi Cohen
Shlomi Cohen
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Shlomi Cohen	Chief Executive Officer (principal executive officer)	March 28, 2016
Shlomi Cohen

/s/ Yishay Curelaru	Chief Financial Officer (principal financial officer and principal accounting officer)	March 28, 2016
Yishay Curelaru

/s/ Dilip Singh	Chairman of the Board of Directors	March 28, 2016
Dilip Singh

/s/ William C. Anderson	Director	March 28, 2016
William C. Anderson

/s/ John A. Knapp Jr.	Director	March 28, 2016
John A. Knapp Jr.

/s/ Donna Seidenberg Marks	Director	March 28, 2016
Donna Seidenberg Marks

/s/ Mark Stolper	Director	March 28, 2016
Mark Stolper

On Track Innovations Ltd. and its Subsidiaries Consolidated Financial Statements As of December 31, 2015

On Track Innovations Ltd.
and its Subsidiaries

Consolidated Financial Statements as of December 31, 2015

Contents

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
On Track Innovations Ltd.

We have audited the accompanying consolidated balance sheets of On Track Innovations Ltd. ("the Company") and its subsidiaries as of December 31, 2015 and 2014 and the related consolidated statements of operations, comprehensive loss, changes in equity and cash flows for each of the years in the three-year period ended December 31, 2015. These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company and its subsidiaries as of December 31, 2015 and 2014 and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles.

/s/ Somekh Chaikin
Certified Public Accountants (Isr.)
A Member Firm of KPMG International

Tel Aviv, Israel
March 28, 2016

On Track Innovations Ltd.
and its Subsidiaries

Consolidated Balance Sheets

US dollars in thousands except share data

	December 31
	2015	2014
Assets

Current assets
Cash and cash equivalents	$5,450	$5,351
Short-term investments	5,454	11,048
Trade receivables (net of allowance for doubtful
accounts of $778 and $671 as of December 31, 2015
and December 31, 2014, respectively)	2,418	4,299
Other receivables and prepaid expenses	2,183	2,530
Inventories	3,330	3,703

Total current assets	18,835	26,931

Long term restricted deposit for employees benefit	524	555

Severance pay deposits	455	614

Property, plant and equipment, net	8,668	9,234

Intangible assets, net	180	-

Deferred tax asset	-	47

Total Assets	$28,662	$37,381

The accompanying notes are an integral part of these consolidated financial statements.

On Track Innovations Ltd.
and its Subsidiaries

Consolidated Balance Sheets

US dollars in thousands except share data

	December 31
	2015	2014
Liabilities and Equity

Current Liabilities
Short-term bank credit and current maturities
of long-term bank loans	$3,815	$3,617
Trade payables	5,441	7,306
Other current liabilities	2,724	2,656
Total current liabilities	11,980	13,579

Long-Term Liabilities
Long-term loans, net of current maturities	2,359	2,161
Accrued severance pay	1,148	1,456
Deferred tax liability	352	302
Total long-term liabilities	3,859	3,919

Total Liabilities	15,839	17,498

Commitments and Contingencies

Equity
Shareholders' Equity
Ordinary shares of NIS 0.1 par value: Authorized –
50,000,000 shares as of December 31, 2015 and
2014; issued: 42,014,673 and 41,996,602
shares as of December 31, 2015 and 2014,
respectively; outstanding: 40,835,974 and 40,817,903 shares
as of December 31, 2015 and 2014, respectively	1,055	1,055
Additional paid-in capital	225,925	224,234
Treasury shares at cost - 1,178,699 shares as of December 31,
2015 and 2014.	(2,000)	(2,000)
Accumulated other comprehensive loss	(1,084)	(800)
Accumulated deficit	(209,254)	(202,103)
Total Shareholder’s equity	14,642	20,386
Non-controlling interest	(1,819)	(503)

Total Equity	12,823	19,883

Total Liabilities and Equity	$28,662	$37,381

The accompanying notes are an integral part of these consolidated financial statements.

On Track Innovations Ltd.
and its Subsidiaries
Consolidated Statements of Operations

US dollars in thousands except share and per share data

	Year ended December 31
	2015	2014	2013
Revenues
Sales	$13,123	$17,286	$15,067
Licensing and transaction fees	6,738	5,776	4,801

Total revenues	19,861	23,062	19,868

Cost of revenues
Cost of sales	9,396	12,006	9,140
Cost of licensing	325	-	-
Total cost of revenues	9,721	12,006	9,140

Gross profit	10,140	11,056	10,728
Operating expenses
Research and development	3,648	4,664	4,405
Selling and marketing	7,246	8,230	7,132
General and administrative	4,729	6,142	6,939
Patent litigation and maintenance	858	1,543	1,351
Other expenses (income), net	914	(13)	(4,181)
Amortization and impairment of intangible assets and goodwill	-	-	894

Total operating expenses	17,395	20,566	16,540

Operating loss from continuing operations	(7,255)	(9,510)	(5,812)
Financial expenses, net	(619)	(577)	(913)

Loss from continuing operations before taxes on income	(7,874)	(10,087)	(6,725)

Income tax	(122)	(110)	(203)

Net loss from continuing operations	(7,996)	(10,197)	(6,928)
Net income from discontinued operations	757	315	3,777

Net loss	(7,239)	(9,882)	(3,151)

Net loss (income) attributable to non-controlling interest	88	(42)	103
Net loss attributable to shareholders	$(7,151)	$(9,924)	$(3,048)
Basic and diluted net profit (loss) attributable to
shareholders per ordinary share
From continuing operations	$(0.20)	$(0.30)	$(0.21)
From discontinued operations	$0.02	$0.01	$0.12
	$(0.18)	$(0.29)	$(0.09)
Weighted average number of ordinary shares used in computing basic and diluted net profit (loss) per ordinary share	40,869,820	34,013,870	32,673,123

The accompanying notes are an integral part of these consolidated financial statements.

On Track Innovations Ltd.
and its Subsidiaries

Consolidated Statements of Comprehensive Loss

US dollars in thousands

	Year ended December 31
	2015	2014	2013
Total comprehensive loss:
Net loss	$(7,239)	$(9,882)	$(3,151)
Foreign currency translation adjustments	(284)	(435)	44
Foreign currency translation released following sale of a subsidiary	-	(393)	-
Net unrealized gain on available-for-sale securities	-	-	34
Reclassification adjustment for loss on
available-for-sale securities	-	-	(69)

Total comprehensive loss	$(7,523)	$(10,710)	$(3,142)
Comprehensive loss (income) attributable to the non-controlling interest	88	(42)	86
Total comprehensive loss attributable to shareholders	$(7,435)	$(10,752)	$(3,056)

The accompanying notes are an integral part of these consolidated financial statements.

On Track Innovations Ltd.
and its Subsidiaries

Consolidated Statements of Changes in Equity

US dollars in thousands, except share data

	Number of Shares issued	Share capital	Additional paid-in capital	Treasury Shares	Accumulated other comprehensive Income (loss)	Accumulated deficit	Non-controlling interest	Total equity

Balance as of January 1, 2013	32,938,011	$820	$210,853	$(2,000)	$36	$(189,131)	$(459)	$20,119

Changes during the year ended
December 31, 2013:

Stock-based compensation related to options issued to employees	-	-	364	-	-	-	-	364
Exercise of options	1,261,500	34	1,029	-	-	-	-	1,063
Foreign currency translation adjustments	-	-	-	-	27	-	17	44

Change in net unrealized gain on available- for-sale securities	-	-	-	-	(35)	-	-	(35)
Net loss	-	-	-	-	-	(3,048)	(103)	(3,151)

Balance as of December 31, 2013	34,199,511	$854	$212,246	$(2,000)	$28	$(192,179)	$(545)	$18,404
Changes during the year ended
December 31, 2014:

Stock-based compensation related to options issued to employees	-	-	875	-	-	-	-	875
Exercise of options and warrants	609,591	16	854	-	-	-	-	870
Issuance of shares, net of issuance expenses of $365	7,187,500	185	10,259	-	-	-	-	10,444
Foreign currency translation adjustments	-	-	-	-	(828)	-	-	(828)
Net income (loss)	-	-	-	-	-	(9,924)	42	(9,882)

Balance as of December 31, 2014	41,996,602	$1,055	$224,234	$(2,000)	$(800)	$(202,103)	$(503)	$19,883

Changes during the year ended
December 31, 2015:

Stock-based compensation related to options issued to employees	-	-		463	-	-	-	-	463
Decrease in the ownership rate in subsidiaries (**)	-	-		1,228	-	-	-	(1,228)	-
Exercise of warrants	18,071	(	*)	-	-	-	-	-	( *)
Foreign currency translation adjustments	-	-		-	-	(284)	-	-	(284)
Net loss	-	-		-	-	-	(7,151)	(88)	(7,239)
Balance as of December 31, 2015	42,014,673	$1,055	$225,925	$(2,000)	$(1,084)	$(209,254)	$(1,819)	$12,823

(*)           Less than $1.

(**)           See Note 10D.

The accompanying notes are an integral part of these consolidated financial statements.

On Track Innovations Ltd.
and its Subsidiaries
Consolidated Statements of Cash Flows

US dollars in thousands

	Year ended December 31
	2015	2014	2013
Cash flows from continuing operating activities
Net loss from continuing operations	$(7,996)	$(10,197)	$(6,928)
Adjustments required to reconcile net loss to
net cash used in continuing operating activities:
Stock-based compensation related to options and shares issued
to employees and others	463	875	307
(Gain) loss on sale of property and equipment	(4)	(10)	91

Amortization of intangible assets	-	-	81
Impairment of goodwill and intangible assets	-	-	813
Loss (gain) from sale and shut down of subsidiaries (Supplement C)	-	(3)	231
Accrued interest and linkage differences	27	87	(166)
Depreciation	1,251	1,307	1,135

Changes in operating assets and liabilities:
Accrued severance pay, net	(149)	(126)	(3,165)
Deferred tax, net	122	108	112
Decrease (increase) in trade receivables, net	2,212	432	(765)
Decrease in other receivables and prepaid expenses	393	132	1,332
Decrease (increase) in inventories	254	(334)	(11)
Decrease in trade payables	(1,290)	(630)	(181)
Increase (decrease) in other current liabilities	223	(1,263)	(3,472)
Net cash used in continuing operating activities	(4,494)	(9,622)	(10,586)

Cash flows from continuing investing activities

Purchase of property and equipment	(1,515)	(1,573)	(2,784)
Purchase of short-term investments	(4,181)	(11,433)	(325)
Proceeds from restricted deposit for employees benefits	144	-	3,390
Proceeds from maturity or sale of short-term investments	9,779	2,967	6,549
Investment in capitalized product costs	(200)	-	-
Investment in restricted deposit for employees benefits	(281)	-	-
Proceeds from sale of property and equipment	38	14	168
Net cash provided by (used in)continuing investing activities	3,784	(10,025)	6,998

Cash flows from continuing financing activities
Decrease in short-term bank credit, net	(422)	(25)	(1,073)
Proceeds from long-term bank loans	1,480	52	3,184
Repayment of long-term bank loans	(747)	(1,019)	(1,316)
Proceeds from issuance of shares, net of issuance expenses	-	10,444	-
Proceeds from exercise of options and warrants	(* )	965	968

Net cash provided by continuing financing activities	311	10,417	1,763

Cash flows from discontinued operations
Net cash used in discontinued operating activities	(45)	(1,430)	(1,391)
Net cash provided by discontinued investing activities	795	1,708	9,858
Net cash used in discontinued financing activities	-	(154)	(985)
Total net cash provided by discontinued operations	750	124	7,482

Effect of exchange rate changes on cash and cash equivalents	(252)	(505)	1

Increase (decrease) in cash and cash equivalents	99	(9,611)	5,658
Cash and cash equivalents at the beginning of the year	5,351	14,962	9,304

Cash and cash equivalents at the end of the year	$5,450	$5,351	$14,962

(*)           Less than $1.

The accompanying notes are an integral part of these consolidated financial statements.

On Track Innovations Ltd.
and its Subsidiaries

Consolidated Statements of Cash Flows (cont’d)

US dollars in thousands

	Year ended December 31
	2015	2014	2013
Supplementary cash flows information:

A. Cash paid during the period for:
Interest paid	$255	$316	$286
Income taxes paid	$-	$32	$194

B. Non-cash investing and financing transactions:
Receivables for issuance of equity, collected
immediately after balance sheet date	$-	$-	$95

C. Sale and shutdown of consolidated subsidiaries, see note 1B(3) and 1B(4):

Assets and liabilities of the previously consolidated
subsidiaries at the time ceased being consolidated:
Working capital surplus	-	9	(4)
Property and equipment	-	-	41
Intangible assets	-	-	248
Deferred tax liability	-	-	(46)
Short-term bank credit	-	(12)	-
Non-controlling interest	-	-	(5)
Other comprehensive loss	-	-	(3)
Proceeds from sale of subsidiary	-	-	-

Loss (gain) on sale and shutdown of subsidiaries	$-	$(3)	$231

The accompanying notes are an integral part of these consolidated financial statements.

On Track Innovations Ltd.
and Subsidiaries
Notes to the Consolidated Financial Statements

In thousands, except share and per share data

Note 1 - General

A.           Introduction

On Track Innovations Ltd. (the “Company”) was founded in 1990, in Israel. The Company and its subsidiaries (together the “Group”) are principally engaged in the field of design and development of cashless payment solutions. The Company’s shares are listed for trading on the NASDAQ Global Market (“NASDAQ”).

The Company operates in three operating segments, (a) Petroleum, (b) Retail and Mass Transit Ticketing and (c) Parking. See Note 15.

As to the Company’s major customers, see note 16.

Certain definitions

$ - United States Dollars
NIS - New Israeli Shekel

B.           Divestiture of operations:

1.
In December 2013, the Company completed the sale of certain assets, subsidiaries and intellectual property (“IP”) relating to its Smart ID division, for a total purchase price of $10,000 in cash and an additional $12,500 subject to performance-based milestones (the “SmartID Division Divesture”). Accordingly, the results and the cash flows of this operation for all reporting periods are presented in the statements of operations and in the statements of cash flows, respectively, as discontinued operations separately from continuing operations. The Company recorded a gain from this divesture, net of transaction costs, in the amount of $8,944 in 2013. For details in connection with contingent considerations recorded and received during the years ended December 31, 2015 and 2014, see Note 13. For further details see Note 2V.

In October 19, 2015, the Company filed a claim for breach of contract against SuperCom Ltd. (“SuperCom”), at the Israeli Central District Court in Lod. The sum of the claim was NIS 28,862 (approx. $7,397), for consideration not paid for the Company's SmartID division sold to SuperCom in 2013. On December 24, 2015, SuperCom filed a counter claim against the Company in the amount of NIS 68,163 (approx. $17,469)  for alleged sums owed to SuperCom pursuant to the sale of the Company's SmartID division to SuperCom for alleged damages caused to SuperCom by the Company. Prior to the filing of Company's response to the counterclaim, the parties mutually agreed to attend mediation scheduled for March 2016 through May 2016. For further information see Note 9E(3).

In June 2013, prior to the Company's divestiture of its SmartID division, Merwell Inc., or Merwell, filed a claim against the Company before an agreed-upon arbitrator alleging breach of contract in connection with certain commissions claimed to be owed to Merwell with respect to the division’s activities in Tanzania.  As part of the divesture agreement of the SmartID devision, SuperCom undertook to indemnify the Company and hold it harmless against any liabilities the Company may incur in connection with Merwell’s consulting agreement and the arbitration.  An arbitration decision was issued on February 21, 2016, awarding Merwell approximately $855 for outstanding commissions, subject to further evaluation.  Pursuant to applicable arbitration rules, the Company and Merwell are in the process of appointing an appellate arbitrator. As mentioned above, based on the agreement with SuperCom, SuperCom is liable for the costs and liabilities arising out of this claim.

2.
During 2013, the Company reached an initial agreement, which eventually closed in February 2014, to sell its wholly owned German subsidiary, Intercard System Electronics GmbH (“Intercard”), for a total purchase price of EURO 700 (approximately $960) and an additional immaterial contingent consideration based on future sales (the “German Subsidiary Divesture”). As of December 31, 2013, the Company recognized a loss from impairment assets in the amount of  $2,970 that reflected the difference between the book value of Intercard’s assets, net of liabilities, and the consideration (see also Note 13). The Company recorded the impairment charge of $2,970 in its statement of operations for the year ended December 31, 2013, among “net income from discontinued operations.” The results and the cash flows of this operation for the reporting periods are presented in the statements of operations and in the statements of cash flows, respectively, as discontinued operations separately from continuing operations.

On Track Innovations Ltd.
and Subsidiaries
Notes to the Consolidated Financial Statements

In thousands, except share and per share data

Note 1 - General (cont'd)

B.           Divestiture of operations (cont’d):

For further details see notes 13 and 2V.

The Company has not recorded any profit from contingent consideration pursuant to the German subsidiary divestiture as of December 31, 2015.

3.
In August 2013, the Company, through its subsidiary, Parx Ltd. entered into a share purchase agreement with a third party for the sale of 100% of the shares of a subsidiary, Parx France, for consideration of 25% of Parx France’s future profits on an EBITDA basis. The Company has recorded a loss in the amount of $231 during 2013, presented in the statement of operations as continuing operations, among “Other operating income, net” (see Note 11).

For further details see note 2V.

4.
As of December 31, 2014, the Company shut down the operation of its wholly owned subsidiary Smart Card Engineering Ltd. The Company has recorded a capital gain in the amount of $3 as part of other operating income, net (see Note 11).

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

Transactions and balances denominated in U.S. dollars are presented at their original amounts. For entities with a U.S. dollar functional currency, transactions and balances in other currencies are remeasured into U.S. dollars in accordance with the principles set forth in Accounting Standards Codification (“ASC”) Topic 830, Foreign Currency Matters, i.e. at the date the transaction is recognized, each asset, liability, or instance of revenue, expense, gain, or loss arising from the transaction is measured and recorded in the functional currency by use of the exchange rate in effect at that date. When translation using the exchange rates at the dates that the numerous revenues, expenses, gains and losses are recognized is impractical, an appropriately weighted average exchange rate for the period is used to translate those elements. At each balance sheet date, recorded balances of monetary assets and liabilities that are denominated in a currency other than the functional currency are adjusted to reflect the current exchange rate. Exchange gainsand losses from the remeasurement of such items denominated in non U.S. dollar currencies are reflected in the consolidated statements of operations, among ‘financial expenses, net’, as appropriate.

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

C.           Estimates and assumptions

The preparation of the consolidated financial statements requires management of the Company to make a number of estimates and assumptions relating to the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the year. Such estimates include the valuation of useful lives of long-lived assets, revenue recognition, valuation of accounts receivable and allowance for doubtful accounts, valuation of inventories, legal contingencies, the assumptions used in the calculation of share based compensation, income taxes and other contingencies. Estimates and assumptions are periodically reviewed by management and the effects of any material revisions are reflected in the period that they are determined to be necessary. Actual results, however, may vary from these estimates.

D.           Cash equivalents

Cash equivalents are short-term highly liquid investments and debt instruments that are readily convertible to cash with original maturities of three months or less from the date of purchase. Bank deposits with original maturities of more than three months, or specific deposits that are intended to be held as bank deposits for more than three months, and which will mature within one year, are classified as short-term investments.

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

F.            Short-term investments

Short-term investments consist of:

(1)	Bank deposits whose maturities are longer than three months from the date of purchase, but not longer than one year from the balance sheet date.
(2)
Bank deposits whose maturities are less than three months from the date of purchase, but not longer than one year from the balance sheet date, and are intended to be held as bank deposits for more than three months.

(3)	Restricted bank deposits whose maturities are not longer than one year from the balance sheet date (for further details, see note 9C).

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
(mainly - 10)

I.            Impairment of long-lived assets

Long-lived assets, such as property, plant, and equipment, and intangible assets subject to amortization, are evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If circumstances require a long-lived asset to be tested for possible impairment, the Company first compares undiscounted cash flows expected to be generated by an asset to the carrying value of the asset. If the carrying value of the long-lived asset is not recoverable on an undiscounted cash flow basis, impairment is recognized to the extent that the carrying value exceeds its fair value. Fair value is determined through various valuation techniques including discounted cash flow models, quoted market values and third-party independent appraisals, as considered necessary.

In 2013, the Company recorded an impairment of intangible assets in the amount of $328.

No impairment losses were recorded in 2015 and 2014.

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

In 2013, the Company recorded an impairment of goodwill in the amount of $485. See note 11B.

Purchased intangible assets are carried at cost, less accumulated amortization. Amortization is computed over the estimated useful lives of the respective assets.

K.           Revenue recognition

The Group generates revenues from product sales manufactured based on the Company’s technology. In addition, the Company’s generates revenues from the technology it developed through transaction fee arrangements, licensing agreements and patent litigation settlements, as part of its patent activity. Revenues are also generated from non-recurring engineering, customer services and technical support.

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

License and transaction fees are recognized as earned based on actual usage. Usage is determined by receiving confirmation from the users. Patent litigation revenues are recognized upon final settlement of the litigation (see Note 15). The Company separates the settlement portion from the revenue element under the guidance of ASC Topic 605. Expenses associated directly with revenues from litigation settlement agreement that contains a license agreement are presented within ‘cost of licensing’.

Revenues relating to customer services and technical support are recognized as the services are rendered ratably over the term of the related contract.

In arrangements that contain multiple elements, the Company implements the guidelines set forth in Accounting Standards Update (“ASU”) 2009-13, “Multiple-Deliverable Revenue Arrangements” (“ASU 2009-13”). Such multiple element arrangements may include providing an IT solution, selling products (such as smart cards) and rendering customer services. Accordingly, the overall arrangement fee is allocated to each element (both delivered and undelivered items) based on their relative selling prices, evidenced by vendor specific objective evidence of selling price ("VSOE") or third party evidence of selling price ("TPE"). In the absence of VSOE and TPE for one or more delivered or undelivered elements in a multiple-element arrangement, the Company is required to estimate the selling prices of those elements. Such estimated selling price has been determined using a cost plus margin approach. Since the cost for each element in such arrangements is reliably estimable, the estimated selling price was calculated by multiplying the costs by an average gross margin applicable to each element. Once the standalone selling price for each element was determined, the consideration allocated to each element was recognized as revenues upon meeting the required criteria as described above.

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

The Company has applied the guidance described above for certain arrangements which include providing IT solutions, selling products and customer services that associated specifically with the SmartID Division. The total arrangement consideration is allocated proportionally to the separate deliverables in the arrangement using the estimated selling price for each component. The Company recognizes revenues from sale of its IT solutions and from certain long-term contract in accordance with ASC Topic 605-35, "Construction-Type and Production-Type Contracts" (“ASC 605-35”). Pursuant to ASC 605-35, revenues from these contracts are recognized under the percentage of completion method. The Company measures the percentage of completion based on output or input criteria, as applicable to each contract. For the reported years, the Company used in all of its projects output measures with respect to measuring the progress of completion. These measures are based on completion of milestones (i.e., contract milestones as stated in the agreement such as the delivery, installation or shipments of various deliverables) and the amount of operational sites (i.e., progress is measured as a percentage of the sites that are already operational, out of the total sites that are required to be operational under the agreement). Following the SmartID Division Divesture, revenues from such contracts are included in “net income from discontinued operations”.

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

L.           Research, development costs and certification costs

Research and development costs, which consist mainly of labor costs, materials and subcontractors, are charged to operations as incurred.

According to Accounting Standards Codification (“ASC”) Topic 350, “Intangibles - Goodwill and Other,” software that is part of a product or process to be sold to a customer shall be accounted for under ASC Subtopic 985-20. The Company’s products contain embedded software which is an integral part of these products because it allows the various components of the products to communicate with each other and the products are clearly unable to function without this coding. The costs of product certification are capitalized once technological feasibility is determined. The Company determines that technological feasibility for its products is reached after all high-risk development issues have been resolved. Once the products are available for general release to the Company’s customers, the Company ceases capitalizing the product certification costs and all additional costs, if any, are expensed. The capitalized product certification costs are amortized on a product-by-product basis using straight-line amortization. The amortization begins when the products are available for general release to the Company’s customers. The depreciation is presented within ‘cost of revenues’ in the consolidated statements of operations.

On Track Innovations Ltd.
and Subsidiaries
Notes to the Consolidated Financial Statements

In thousands, except share and per share data

Note 2 - Significant Accounting Policies (cont'd)

M.           Stock-based compensation

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

Outstanding stock options and warrants in the amounts of 1,880,396, 2,241,421 and 2,066,730 for December 31, 2015, 2014 and 2013, respectively, have been excluded from the calculation of the diluted net loss per ordinary share because all such securities have an anti-dilutive effect for all periods presented.

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

The Company, in estimating fair value for financial instruments, determined that the carrying amounts of cash and cash equivalents, trade receivables, short-term bank credit and trade payables are equivalent to, or approximate their fair value due to the short-term maturity of these instruments.

The carrying amounts of variable interest rate long-term loans are equivalent or approximate to their fair value as they bear interest at approximate market rates. At December 31, 2015, the fair value of bank loans with fixed interest rates did not differ materially from the carrying amount.

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
Notes to the Consolidated Financial Statements

In thousands, except share and per share data

Note 2 - Significant Accounting Policies (cont'd)

Q.           Non-controlling interest

The Company implements ASC Topic 810, Consolidation, which requires net loss (income) attributable to non-controlling interests to be classified in the consolidated statements of operations as part of consolidated net earnings and to include the accumulated amount of non-controlling interests in the consolidated balance sheets as part of equity. If a change in ownership of a consolidated subsidiary results in loss of control and deconsolidation, any retained ownership interests are remeasured with the gain or loss reported in net earnings. If a change in ownership of a consolidated subsidiary does not result in loss of control, the Company accounts for such a decrease as an equity transaction. Therefore, no gain or loss is recognized in consolidated net income or comprehensive income. The carrying amount of the non-controlling interest is adjusted to reflect the change in its ownership interest in the subsidiary. Any difference between the fair value of the consideration received or paid and the amount by which the non-controlling interest is adjusted and recognized in equity attributable to the Company.

R.           Severance pay

The Company’s liability for severance pay for some of its Israeli employees is calculated pursuant to Israeli severance pay law based on the most recent salary of the employee multiplied by the number of years of employment, as of the balance sheet date. Those employees are entitled to one month’s salary for each year of employment or a portion thereof. Certain senior executives were entitled to receive additional severance pay. During 2013, the employment of most of such senior executives was terminated and related severance pay liability was settled.

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

Severance pay expenses for the years ended December 31, 2015, 2014 and 2013 amounted to approximately $388, $392 and $609, respectively. Defined contribution plan expenses were $290, $370 and $415 in the years ended December 31, 2015, 2014 and 2013, respectively.

On Track Innovations Ltd.
and Subsidiaries
Notes to the Consolidated Financial Statements

In thousands, except share and per share data

Note 2 - Significant Accounting Policies (cont'd)

S.           Advertising expenses

Advertising expenses are charged to the statements of operations as incurred. Advertising expenses for the years ended December 31, 2015, 2014 and 2013 amounted to approximately $1,487, $1,522 and $1,472, respectively.

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

The activity in the allowance for doubtful accounts for the years ended December 31, 2015, 2014 and 2013 is as follows:

	2015	2014	2013
Allowance for doubtful accounts at beginning of year	$671	$610	$431
Additions charged to allowance for doubtful accounts	138	88	220
Write-downs charged against the allowance	(31)	(27)	(41)

Allowance for doubtful accounts at end of year	$778	$671	$610

U.           Commitments and contingencies

Liabilities for loss contingencies arising from claims, assessments, litigations, fines and penalties and other sources are recognized when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated. Gain contingencies are recognized only when final settlement is reached.

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

Starting from January 2015, the Company implements ASU 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity, which changes the requirements for reporting discontinued operations. Under the ASU, discontinued operations is defined as either a:

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
Notes to the Consolidated Financial Statements

In thousands, except share and per share data

Note 2 - Significant Accounting Policies (cont'd)

W.          Patent litigation and maintenance expenses

Patent litigation and maintenance expenses, which consist mainly of salaries and consultants’ fees, are expensed as incurred. The Company presents such expenses, excluding expenses associated directly with revenues from a litigation settlement agreement that contains a license agreement, as a separate item within its operating expenses because it believes that such presentation improves the understandability of the statement of operations.

Expenses associated directly with revenues from a litigation settlement agreement that contains a license agreement are presented within ‘cost of licensing’ as mentioned in Note 2K.

Z.           Recent accounting pronouncements

1.
On May 28, 2014, the Financial Accounting Standards Board (“FASB”) issued ASU (“ASU”) 2014-09, “Revenue from Contracts with Customers (Topic 606),” which requires an entity to recognize the amount of revenues to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The new standard is effective for the Company on January 1, 2018. Early application will be permitted starting January 1, 2017. The ASU permits the use of either the retrospective or cumulative effect transition method. The Company is currently evaluating the effect that ASU 2014-09 will have on its consolidated financial statements and related disclosures. The Company has not yet selected a transition method nor has it determined the effect of the standard on its ongoing financial reporting.

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

3.
In July 2015, the FASB issued ASU 2015-11, Inventory (Topic 330), Simplifying the Measurement of Inventory (ASU 2015-11), which changes the measurement principle for inventory from the lower of cost or market to lower of cost and net realizable value. Net realizable value is defined as the “estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation.” ASU 2015-11 eliminates the guidance that entities consider replacement cost or net realizable value less an approximately normal profit margin in the subsequent measurement of inventory when cost is determined on a first-in, first-out or average cost basis. The provisions of ASU 2015-11 are effective for public entities with fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. Early adoption is permitted. The Company currently does not expect that adoption of ASU 2015-17 to have a material impact on its consolidated financial statements.

On Track Innovations Ltd.
and Subsidiaries
Notes to the Consolidated Financial Statements

In thousands, except share and per share data

Note 2 - Significant Accounting Policies (cont'd)

Z.           Recent accounting pronouncements (cont'd)

4.
In November 2015, the FASB issued ASU 2015-17, Income Taxes (Topic740) Balance Sheet Classification of Deferred Taxes, which will require that the presentation of deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. The amendments in this update are effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Earlier application is permitted for all entities as of the beginning of an interim or annual reporting period. The Company currently believes that adoption of ASU 2015-17 is not expected to have a material impact on its consolidated financial statements.

5.
In February 2016, the FASB issued authoritative guidance which requires lessees to recognize on the balance sheet assets and liabilities for leases with lease terms of more than 12 months. Consistent with current GAAP, the recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee primarily will depend on its classification as a finance or operating lease. However, unlike current GAAP—which requires only capital leases to be recognized on the balance sheet—the new guidance will require both types of leases to be recognized on the balance sheet. The guidance will take effect for public companies for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. This guidance shall be applied at the beginning of the earliest period presented using the modified retrospective approach, which includes a number of practical expedients that an entity may elect to apply. Early application of the guidance is permitted. The Company is evaluating the adoption of this guidance and the potential effects on the consolidated financial statements.

Note 3 – Short-term investments:

Balances at December 31, 2015 and 2014 consist of bank deposits which bear weighted average annual interest of 0.59% and 0.49%, respectively.

See note 9C as to restrictions on certain deposits.

On Track Innovations Ltd.
and Subsidiaries
Notes to the Consolidated Financial Statements

In thousands, except share and per share data

Note 4 - Other Receivables and Prepaid Expenses

	December 31
	2015	2014
Government institutions	$463	$452
Prepaid expenses	624	690
Receivables under contractual obligations to be transferred to others *	533	695
Other receivables	563	693

	$2,183	$2,530

*	The Company’s subsidiary in Poland is required to collect certain fees that are to be transferred to local authorities.

Note 5 - Inventories

	December 31
	2015	2014
Raw materials	$944	$884
Work in progress	174	552
Finished products	2,212	2,267

	$3,330	$3,703

Note 6 - Property, Plant and Equipment, Net

A.           Consist of:

	December 31
	2015	2014
Cost
Leasehold land (1)	$272	$272
Buildings on leasehold land (1)	4,357	4,355
Buildings	790	1,055
Computers, software and manufacturing equipment	16,124	15,567
Office furniture and equipment	793	825
Motor vehicles	318	355

Total cost	22,654	22,429

Total accumulated depreciation	13,986	13,195

	$8,668	$9,234

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
Notes to the Consolidated Financial Statements

In thousands, except share and per share data

Note 6 - Property, Plant and Equipment, Net (cont’d)

B.           As to liens - See note 9C.

C.	Depreciation expenses amounted to $1,251, $1,307 and $1,135 for the years ended December 31, 2015, 2014 and 2013, respectively.

Note 7 - Other Current Liabilities

	December 31	December 31
	2015	2014
Employees and related expenses	$1,065	$1,175
Accrued expenses	1,101	902
Customer advances	283	244
Other current liabilities	275	335

	$2,724	$2,656

Note 8 - Bank Loans

A.           Composition of long-term loans:

	December 31	December 31
	2015	2014
Long-term loans	$3,395	$2,996
Less - current maturities	1,036	835

	$2,359	$2,161

As of December 31, 2015, the bank loans are denominated in the following currencies: U.S. dollars ($351; matures in the years 2016 - 2019), New Israeli Shekel ($354; matures in the years 2016-2019) South African Rand ($625; matures in the years 2016 - 2023) and Polish Zloty ($2,065; matures in 2016-2019). As of December 31, 2015 these loans bear interest at rates ranging from 3.15%-9.75% per annum.

B.           Repayment dates of long-term loans subsequent to December 31, 2015:

2016	$1,036
2017	797
2018	632
2019	579
2020	70
Thereafter	281

$3,395

On Track Innovations Ltd.
and Subsidiaries
Notes to the Consolidated Financial Statements

In thousands, except share and per share data

Note 8 - Bank Loans (cont’d)

C.           Composition of short-term loans, bank credit and current maturities of long-term loans:

	December 31		December 31
	2015	2014	2015	2014
	%	%
	Interest rate
In NIS	4.35	4.67	$693	$778
In U.S. Dollars	4.92	5.03	1,357	1,159
In Polish Zloty	3.15	3.60	729	845
			2,779	2,782
Current maturities of long-term loans			1,036	835

			$3,815	$3,617

The weighted average interest rate of the short-term bank credit for the years ended December 31, 2015 and 2014 were 4.35% and 4.5%, respectively.

D.           Liens for short-term and long-term borrowings - see note 9C.

E.	As of December 31, 2015, the Group has authorized and used credit lines of approximately $4,256 and $2,779, respectively.

F.
On November 4, 2014, the Company signed a financial and restrictive covenant with Bank Leumi L’Israel Ltd. (the “Bank”) in order to secure bank services and obtain bank credit and loans. Under the covenants definitions, the Company is obligated to meet the following: (i) total liquid deposits will not be less than $6,000 at any time; (ii) beginning 2015, the annual operational profit on an EBITDA basis will not be less than $1,000; (iii) annual revenues will not be less than $20,000; and (iv) for 2015: equity at a level of 28% of the total assets and equity sum of no less than $10,500, for 2016 and onwards: equity at a level of 30% of the total assets and equity sum of no less than $11,000. As of December 31, 2015, the loan amount from Bank Leumi L’Israel Ltd. is approximately $2,399, of which an amount of $510 was received for long-term, net of current maturities. As of December 31, 2015, the Company was not in compliance with certain covenants signed with the Bank. On December 31, 2015, the bank issued a waiver waiving its right to demand prepayment of the Company’s liabilities.  The Bank’s waiver was conditioned on the Company’s compliance with the covenants in its 2016 annual financial statements to be submitted to the bank by March 31, 2017. Management believes it is reasonably possible that no other covenant violation will occur that will require prepayment of its liabilities during 2016. Based on the Bank’s waiver and the Company’s management’s estimate, loans that were received for long-term, are classified as noncurrent liabilities.

Note 9 - Commitments and Contingencies

A.           Commitments and Contingencies:

The Company and its Israeli subsidiary, EasyPark, have entered into several research and development agreements, pursuant to which the Company and EasyPark received grants from the Government of Israel, and are therefore obligated to pay royalties to the Government of Israel at a rate of 3.5% of its sales up to the amounts granted (linked to the U.S. dollar with annual interest at LIBOR as of the date of approval, for programs approved from January 1, 1999 and thereafter).  The total amount of grants received until December 31, 2015, net of royalties paid, was approximately $3,500 (including accrued interest). No grants from the Government of Israel were received during the three-year period ended December 31, 2015.

On Track Innovations Ltd.
and Subsidiaries
Notes to the Consolidated Financial Statements

In thousands, except share and per share data

Note 9 - Commitments and Contingencies (cont’d)

A.           Commitments and Contingencies (cont’d)

Royalties expenses amounted to $356, $406 and $330 for the years ended December 31, 2015, 2014 and 2013, respectively, and were charged to cost of revenues.

B.           Leases

The Group operates from leased facilities in the United States, Israel, Poland and South Africa, leased for periods expiring in years 2016 through 2019.

Minimum future rentals of premises under non-cancelable operating lease agreements at rates in effect as of December 31, 2015 are as follows:

2016	239
2017	156
2018	156
2019	156
2020	-

$707

Rent expenses amounted to $368, $382 and $425 for the years ended December 31, 2015, 2014 and 2013, respectively.

C.           Liens

The Company’s and certain subsidiaries’ have recorded floating charges on all of its tangible assets in favor of banks.

The Company's and certain subsidiaries' manufacturing facilities and certain equipment have been pledged as security in respect of a loan received from a bank.

The Company's short-term deposits in the amount of $2,254 have been pledged as security in respect of guarantees granted in respect of performance guarantees, loans and credit lines received from a bank. Such deposits cannot be pledged to others or withdrawn without the consent of the bank.

D.           Guarantees

As of December 31, 2015, the Company granted performance guarantees and guarantees to secure customer advances in the sum of $723.

The expiration dates of the guarantees range from February 2016 to January 2017.

On Track Innovations Ltd.
and Subsidiaries
Notes to the Consolidated Financial Statements

In thousands, except share and per share data

Note 9 - Commitments and Contingencies (cont’d)

E.           Legal claims

1.
On October 3, 2013, a financial claim was filed against the Company and its then French subsidiary, Parx France (in this paragraph, together the “Defendants”), in the Commercial Court of Paris, France (in this paragraph, the “Court”). The sum of the claim is Euro 1,500 (approximately $1,830), and is based on the allegation that the plaintiff sustained certain losses in connection with Defendants not granting the plaintiff exclusive marketing rights to distribute and operate the Defendants’ PIAF Parking System in Paris and the Ile of France. The Company filed an initial memorandum of defense rejecting the plaintiff’s allegations and claims. The Court should schedule an additional pre-trial hearing of the claim By the end of March 2016. Based on the advice of counsel, the Company currently believes that it has no material obligations to the Plaintiff and that there is no need for a provision for the claim.

2.
On July 29, 2014, a former employee of the Company's Smart ID division filed a financial claim against the Company in the Regional Labor Court in Tel Aviv. The sum of the claim is NIS 4,744 (approximately $1,220), and is based on the allegation that the Company owes the plaintiff certain commissions. On October 29, 2014 the Company filed a statement of defense rejecting the plaintiff’s allegations and claims. On March 10, 2015, the Court held a pre-trial review hearing where the Court made an initial review of the parties’ allegations. In the course of the hearing the plaintiff was ordered to amend and resubmit his statement of claim. Further to filing the amended statements of claim and defense, the parties were instructed to attend mediation. Following initial meetings, a third mediation meeting is scheduled to take place at the in April 2016. Based on the advice of counsel, the Company currently believes that it has no material obligations to the Plaintiff and that there is no need for a provision for the claim.

3.
On October 19, 2015, the Company filed a claim for breach of contract against SuperCom, at the Israeli Central District Court in Lod. The sum of the claim was NIS 28,862 (approx. $7,397), for consideration not paid for the Company's SmartID division sold to SuperCom in 2013.  On December 24, 2015, SuperCom filed a counter claim against the Company in the amount of NIS 68,163 (approx. $17,469) for alleged sums owed to SuperCom pursuant to the sale of the Company's SmartID division to SuperCom in 2013 and for alleged damages caused to SuperCom by the Company. Prior to the filing of Company's response to the counterclaim, the parties mutually agreed to attend mediation scheduled for March 2016 through May 2016. The mediation covers also Supercom’s indemnification obligations towards the Company with respect to any liabilities and expenses of company arising out of or in connection with the Merwell litigation discussed in Note 1(B)1. Based on the advice of counsel, the Company believes it has good arguments in support of its claim and against the counterclaim and that there is no need for a provision for this litigation.

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
B.           Stock option plans

In February 2001, Board approved an additional option plan, under which up to 75,000 share options are to be granted to the Company’s employees, directors and consultants and those of the Company’s subsidiaries and affiliates.

During the years 2002 to 2012, the Board approved an increase of 13,125,000 shares options to be reserved under the Company’s share option plan.

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

The fair value of each option granted to employees during 2015, 2014 and 2013, for which the exercise price was greater than par value, was estimated on the date of grant, using the Black-Scholes model and the following assumptions:

1.	Dividend yield of zero percent for all periods.
2.	Risk-free interest rate of, 1.21%-1.32%, 0.79%-1.05%, 0.57%-1.02% for 2015, 2014 and 2013, respectively, based on U.S. Treasury yield curve in effect at the time of grant.
3.	Estimated expected lives of 2.5-4 years for all periods.
4.
Expected average volatility of 69%-70.7%, 64%-67%, 59%-70% for 2015, 2014 and 2013, respectively, which represent a weighted average standard deviation rate for the price of the Company's Ordinary Shares on NASDAQ.

The Company’s options activity during 2015 (including options to non-employees) and information as to options outstanding and options exercisable as of December 31, 2014 and 2015 are summarized in the following table:

	Number of	Weighted
	options	average exercise
	outstanding	price per share
Outstanding – December 31, 2014	1,923,833	$2.09

Options granted	465,000	1.01
Options expired or forfeited	(787,454)	2.24

Outstanding – December 31, 2015	1,601,379	$1.71
Exercisable as of:

December 31, 2014	697,003	$1.9

December 31, 2015	799,473	$1.85

On Track Innovations Ltd.
and Subsidiaries
Notes to the Consolidated Financial Statements

In thousands, except share and per share data

Note 10 - Equity (cont'd)

B.           Stock option plans (cont’d)

The weighted average grant date fair value of options granted is $1.01, $1.09 and $1.26 per option during 2015, 2014 and 2013, respectively.

The aggregate intrinsic value of outstanding options at December 31, 2015 is approximately $8. The aggregate intrinsic value of exercisable options at December 31, 2015 is approximately $8.

The following table summarizes information about options outstanding and exercisable (including options to non-employees) as of December 31, 2015:

	Options outstanding			Options Exercisable
	Number	Weighted		Number	Weighted
	outstanding	average	Weighted	Outstanding	average	Weighted
	as of	remaining	Average	As of	remaining	Average
Range of	December 31,	contractual	Exercise	December 31,	contractual	Exercise
exercise price	2015	life (years)	Price	2015	life (years)	Price
$0.03	18,000	0.34	$0.03	18,000	0.34	$0.03
0.74-0.90	418,148	4.22	0.78	65,000	2.33	0.90
1.08-1.29	148,000	1.43	1.11	138,000	1.21	1.09
1.46	105,000	2.33	1.46	66,666	2.19	1.46
1.67-1.76	140,000	2.68	1.68	55,000	0.85	1.68
2.32-2.37	710,009	2.60	2.35	446,807	2.20	2.34
$3.03-3.18	62,222	2.58	$3.08	10,000	3.73	$3.03
	1,601,379	1.71		799,473	1.93

The total exercise date intrinsic value of options exercised during the years ended December 31, 2015, 2014 and 2013, was approximately $0, $1,096 and $1,199, respectively.

As of December 31, 2015, there was approximately $465 of total unrecognized compensation cost related to non-vested share based compensation arrangements. That cost is expected to be recognized over a weighted-average period of 1.6 years. The total fair value of shares vested during the year ended December 31, 2015 was approximately $586.

During 2015, 2014 and 2013, the Company recorded share-based compensation expenses in the amount of $463, $875 and $364, respectively, in accordance with ASC 718.

On Track Innovations Ltd.
and Subsidiaries
Notes to the Consolidated Financial Statements

In thousands, except share and per share data

Note 10 - Equity (cont'd)

C.           Warrants

1.	During 2012, the Company issued 90,361 warrants with a nominal exercise price that vest in five equal installments over a vesting period of five years, as part of acquisition of business operations.
2.	During 2015, 18,071 warrants were exercised.
3.	The number of warrants issued by the Company during the year ended December 31, 2011, as part of its offering of shares from 2011, were 260,869, with a per share exercise price of $3.75.

The following table summarizes information about warrants outstanding and exercisable as of December 31, 2015:

	Warrants outstanding		Warrants Exercisable
Exercise Price	Number outstanding as of December 31, 2015	Weighted average remaining contractual life (years)	Number Outstanding As of December 31, 2015	Weighted average remaining contractual life (years)
$-	56,648	0.93	20,500	0.36
$3.75	260,869	0.11	260,869	0.11
	317,517	0.25	281,369	0.13

D.           Decrease in the ownership rate

During 2015 the ownership rate (the both direct and indirect ownership rate) of the Company in its subsidiaries, PARX Ltd. and Easy Park Ltd., decreased to 90.7% and to 85.5%, respectively. The Consolidated Statement of Changes in Equity for the year ended December 31, 2015, includes classification between Non-controlling interest and additional paid-in capital in the amount of $1,228 due to this decrease in the ownership rate.

On Track Innovations Ltd.
and Subsidiaries
Notes to the Consolidated Financial Statements

In thousands, except share and per share data

Note 11 – Supplemental statement of operations data

A.	Other expenses (income), net

Consists of :

	Year ended December 31	Year ended December 31	Year ended December 31
	2015	2014	2013
(Gain) loss from sale and shut down of a subsidiary (see note 1B(3) and 1B(4))	$-	$(3)	231
(Gain) loss on sale of property and equipment, net	(4)	(10)	91
Termination of employment agreements (1)	578	-	(4,503)
Consulting fees	340	-	-
Other expenses (income), net	$914	$(13)	(4,181)

1
During 2015, the Company recorded compensation expenses related to the termination of employment of the Company’s former Chief Executive Officer and related to the termination of employment of the Company’s former Chief Executive Officer of the U.S. subsidiary.

During 2012, based on employment agreements with former executives of the Company, the Company provided for certain post-employment obligations an amount of $4,719. The above amount was in addition to $2,854 net severance pay provisions the Company had recorded over the employment years through December 31, 2012.

On July 12, 2013, the Company signed settlement agreement with those former executives with respect to their termination of employment with the Company and its subsidiaries. Based on the agreements, besides the release of existing severance payments funds, the Company paid to the former executives approximately $2,500 for the employment term and the termination thereof. The agreements further provide a mutual release from all claims between the Company and the former executives in connection with their employment with the Company, termination thereof, and any position they held with the Company. Consequently to the execution of the agreements mentioned above, the Company recorded income of $4,503.

B.	Impairment of goodwill and intangible assets

During 2013, the Company recorded an impairment of certain intangible assets relating to the Parking segment, which were recorded following acquisition of businesses. The impairment charge totaled $328. In addition, in 2013 the Company concluded that goodwill in the amount of $485 had been impaired and wrote-off that amount.

Note 12 - Income Taxes

A.           The Company and its Israeli subsidiaries

1.	Measurement of taxable income under the Income Tax (Inflationary Adjustments) Law, 1985

The Company and one of its Israeli subsidiaries are foreign invested companies, and have elected, commencing January 1, 2007, to maintain their books and records in U.S. dollars for tax purposes, as permitted under the tax regulations.

2.            Tax benefits under the Law for the Encouragement of Capital Investments, 1959

The Company maintains three investment programs in buildings, equipment and production facilities, which have been granted the status of “Approved Enterprise” under the Law for the Encouragement of Capital Investments, 1959. The Company elected to adopt the “Alternative Benefits Program” status. This status entitles the Company (due to its location in Israel) to an exemption from taxes on income derived there-from for a period of 10 years starting in the year in which the Company first generates taxable income, but not later than 14 years from the date of approval (the last of which was received in February 2000) or 12 years from commencement of operations. The tax-exempt profits that are earned by the Company’s “Approved Enterprises” can be distributed to shareholders, without additional tax liability on the Company only upon its complete liquidation. As of December 31, 2015, the Company is no longer entitled of such exemption from taxes since the period of 14 years from the date of approval expired. As the Company has not yet reported any taxable income, the Company did not use any benefit as “Approved Enterprise” through December 31, 2015.

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

Presented hereunder are the tax rates relevant to the Company in the years 2013-2015:
2014-2015 – 26.5%
2013 – 25%

Current taxes for the reported periods are calculated according to the tax rates presented above.

On January 4, 2016, the statutory tax rate was changed to 25% following a reduction of a corporate tax by the government.

The deferred tax balances as at December 31, 2015 were calculated according to the  tax rates specified in the Law for Changes in National Priorities, at the tax rate expected to apply on the date of reversal, based on rates that are enacted at that date. If the reduction in the corporate tax rate was enacted before December 31, 2015, there would have been no change in the deferred tax assets, net of valuation allowance, and in the deferred tax liabilities.

The effect of the change on the financial statements as at December 31, 2013 is reflected in an increase in the deferred tax asset in the amount of $2,394 against a similar change in the Company's valuation allowance.

B.	Non-Israeli subsidiaries are taxed based on the income tax laws in their country of residence.

C.           Deferred income taxes:

	December 31	December 31
	2015	2014
Deferred tax assets:
Net operating loss carryforwards	$51,120	$48,720
Other	1,311	1,777

Total gross deferred tax assets	52,431	50,497
Less – valuation allowance	(52,431)	(50,450)

Net deferred tax assets	$-	$47

Deferred tax liability -

Other	(352)	(302)

Net deferred tax liability	$(352)	$(302)

On Track Innovations Ltd.
and Subsidiaries
Notes to the Consolidated Financial Statements

In thousands, except share and per share data

Note 12 - Income Taxes (cont’d)

C.           Deferred income taxes (cont’d)

The net changes in the total valuation allowance for each of the years ended December 31, 2015, 2014 and 2013, are comprised as follows:

	Year ended December 31
	2015	2014	2013
Balance at beginning of year	$50,450	$42,691	$42,002
Additions during the year from Continuing operations	2,181	2,349	1,654
Changes due to amendments to tax laws
and applicable future tax rates, see note 12A(4)	-	-	2,394
Discontinued operations - Smart ID Division, see note 1B(1)	(201)	5,405	(3,402)
Other changes	1	5	43
Balance at end of year	$52,431	$50,450	$42,691

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

D.
As of December 31, 2015, the net operating loss carry forwards for tax purposes relating to Israeli companies amounted to approximately $188,489. Tax loss carry forwards in Israel may be carried forward indefinitely to offset against future taxable operational income. Under the Income Tax (Inflationary Adjustments) Law, 1985, and based on the Company’s election (see note 12A(1)), tax loss carry forwards are denominated in U.S. dollars. Tax loss carry forwards relating to non-Israeli companies aggregate approximately $3,747, which will expire as follows: 2017- $30, 2026 - $3,091 and 2027- $533. The remaining balance of $93 can be utilized with no expiration date.

E.
The Company has not recognized a deferred tax liability for the undistributed earnings of its foreign subsidiaries that arose in 2015 and prior years, because the Company considers these earnings to be indefinitely reinvested. A deferred tax liability will be recognized when the Company can no longer demonstrate that it plans to indefinitely reinvest these undistributed earnings. As of December 31, 2015, the undistributed earnings of these foreign subsidiaries were approximately $3,292. These undistributed earnings will be taxed upon distribution, if at all. It is impracticable to determine the additional taxes payable when these earnings are remitted.

On Track Innovations Ltd.
and Subsidiaries
Notes to the Consolidated Financial Statements

In thousands, except share and per share data

Note 12 - Income Taxes (cont’d)

F.	No current or net deferred taxes were recorded in Israel. Non-Israeli income tax expenses included in the consolidated statements of operations are as follows:

	Year ended December 31
	2015	2014	2013
Current	$-	$(2)	$(265)
Deferred	(122)	(108)	62

Income tax expense	$(122)	$(110)	$(203)

Income tax expense for the years ended December 31, 2015, 2014 and 2013, differed from the amounts computed by applying the Israeli statutory tax rates of 26.5%, 26.5% and 25% to loss from continuing operations before taxes on income, as a result of the following:

	Year ended December 31
	2015	2014	2013
Computed “expected” income tax benefit	$2,087	$2,673	$1,681
Decrease in income tax benefit
resulting from:
Change in valuation allowance, net	(2,181)	(2,349)	(1,654)
Non-deductible stock-based compensation related to options issued to employees	(123)	(232)	(91)
Other non-deductible expenses	(96)	(113)	(43)
Other	191	(89)	(96)

Reported income tax expense	$(122)	$(110)	$(203)

G.           Income (loss) from continuing operations before taxes on income consists of the following:

	Year ended December 31
	2015	2014	2013
Israel	$(8,187)	$(10,434)	$(8,842)
Non-Israel	313	347	2,117

	$(7,874)	$(10,087)	$(6,725)

On Track Innovations Ltd.
and Subsidiaries
Notes to the Consolidated Financial Statements

In thousands, except share and per share data

Note 12 - Income Taxes (cont’d)

H.	Unrecognized tax benefits

As of December 31, 2015, 2014 and 2013, the Company did not have any unrecognized tax benefits. In addition, the Company does not expect that the amount of unrecognized tax benefits will change significantly within the next twelve months.

For the years ended December 31, 2015, 2014 and 2013, no interest and penalties related to unrecognized tax benefits have been accrued.

The Company and its major subsidiaries file income tax returns in Israel, Poland and South Africa. With few exceptions, the income tax returns of the Company and its major subsidiaries are open to examination by the Israeli and the respective foreign tax authorities for the tax years beginning in 2010.

Note 13 – Discontinued operations

As described in Notes 1B(1) and 1B(2), the Company divested its interest in the SmartID division and its interest in the German subsidiary, and presented these activities as discontinued operations. During 2013, the total gain from the SmartID Division Divesture, net of transaction costs  and offset by the impairment charge of the German subsidiary assets amounted to $5,974, which is presented below as ‘other income, net’. During the years ended December 31, 2015 and  2014 the Company recorded and received profit from contingent consideration in the amount of  $848 and $1,013, respectively, according to an earn out mechanism derived from the Smart ID division divesture. This profit is presented as ‘other income, net’ within income from discontinued operations for the years ended December 31, 2015 and 2014. In addition, during 2014, the Company recorded a loss from the German subsidiary divesture, including transaction costs, in the amount of $343 and a profit in the amount of $336 due to transfer of the subsidiary’s accumulated foreign currency translation adjustments from other comprehensive loss to the statement of operations. Those amounts are presented as ‘other income, net’ from discontinued operations for the year ended December 31, 2014.

Set forth below are the results of the discontinued operations:

	Year ended December 31
	2015	2014	2013
Revenues	$-	$1,131	$16,034
Expenses	(91)	(1,822)	(18,231)
Other income, net	848	1,006	5,974

Net income from discontinued operations	$757	$315	$3,777

On Track Innovations Ltd.
and Subsidiaries
Notes to the Consolidated Financial Statements

In thousands, except share and per share data

Note 14 - Related Party Balances and Transactions

Transactions

	Year ended December 31
	2015	2014	2013

Costs and expenses*	$-	$-	$13

* Cost and expenses relate to services provided to the Company by related parties.

Balances

As of December 31, 2015 and 2014 the Company has no related party balances.

Note 15 - Operating segments

In view of how the Company's chief operating decision maker (“CODM”) reviews operating results for the purposes of allocating resources and assessing performance, the Company currently reports three segments which are the Group's strategic business units: Retail and Mass Transit Ticketing, Petroleum and Parking.
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

In addition to its three reportable segments, certain products for the medical industry and other secure smart card solutions are classified under "Other."

The strategic business unit's allocation of resources and evaluation of performance are managed separately. The CODM does not examine assets or liabilities for those segments and therefore they are not presented.

Information regarding the results of each reportable segment is included below based on the internal management reports that are reviewed by the CODM.

	Year ended December 31, 2015
	Petroleum	Retail and Mass Transit Ticketing		Parking	Other	Consolidated

Revenues	4,386	11,510	(**)	1,389	2,576	19,861

Reportable segment gross profit *	2,353	6,482		894	1,190	10,919

Reconciliation of reportable segment
gross profit to profit for the period

Depreciation						(745)
Stock based compensation						(34)

Gross profit for the period						$10,140

On Track Innovations Ltd.
and Subsidiaries
Notes to the Consolidated Financial Statements

In thousands, except share and per share data

Note 15 - Operating segments

	Year ended December 31, 2014
	Petroleum	Retail and Mass Transit Ticketing	Parking	Other	Consolidated

Revenues	3,838	15,042	2,392	1,790	23,062

Reportable segment gross profit *	2,213	7,143	1,543	939	11,838

Reconciliation of reportable segment
gross profit to profit for the period

Depreciation					(747)
Stock based compensation					(35)

Gross profit for the year					$11,056

	Year ended December 31, 2013
	Petroleum	Retail and Mass Transit Ticketing	Parking	Other	Consolidated

Revenues	4,532	11,743	2,210	1,383	19,868

Reportable segment gross profit *	2,694	6,469	1,366	808	11,337

Reconciliation of reportable segment
gross profit to profit for the period

Depreciation					(577)
Stock based compensation					(32)

Gross profit for the period					$10,728

* Gross profit as reviewed by the CODM, represents gross profit, adjusted to exclude depreciation and stock based compensation.

** The revenues from retail and mass transit ticketing segment for the year ended December 31, 2015 include revenues derived from a litigation settlement with perpetual license agreement. Those revenues are presented within revenues from ‘licensing and transaction fees’ in the statements of operations.

On Track Innovations Ltd.
and Subsidiaries
Notes to the Consolidated Financial Statements

In thousands, except share and per share data

Note 16 - Geographic Information and Major Customers

The data is presented in accordance with ASC Topic 280, "Disclosures About Segments of an Enterprise and Related Information."

	Year ended December 31
	2015	2014	2013
Revenues by geographical areas from external customers

Americas	$8,044	$8,868	$6,856
Asia	500	1,077	99
Africa	3,970	3,865	4,073
Europe	6,100	7,486	7,060
Total export	18,614	21,296	18,088
Domestic (Israel)	1,247	1,766	1,780

	$19,861	$23,062	$19,868

	December 31	December 31
	2015	2014
Long lived assets by geographical areas
Domestic (Israel)	$2,415	$2,656
Poland	5,379	5,406
South Africa	796	1,061
America	78	111

	$8,668	$9,234

Major Customers

	Year ended December 31
	2015	2014	2013
	%	%	%
Major Customers by percentage from total revenues
Customer A (*)	15%	22%	19%
Customer B (*)	15%	14%	15%

(*)	The revenues derives from the both customers are presented within the revenues from the Retail and Mass Transit Ticketing.