Form 10-Q
period 2016-03-31
ON TRACK INNOVATIONS LTD
filed 2016-05-16
CIK 1021604

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from
__________ to __________

Commission file number 000-49877

ON TRACK INNOVATIONS LTD.
(Exact name of registrant as specified in its charter)

Israel	N/A
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

Z.H.R. Industrial Zone, P.O. Box 32, Rosh Pina, Israel 1200001
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

Yes ☐    No ☒

State the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: 40,887,116 Ordinary Shares outstanding as of May 12, 2016.

ON TRACK INNOVATIONS LTD.

Signatures	16

PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements.

ON TRACK INNOVATIONS LTD. AND ITS SUBSIDIARIES

INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As of March 31, 2016

(Unaudited)

On Track Innovations Ltd. and its Subsidiaries Interim Condensed Consolidated Financial Statements As of March 31, 2016 (Unaudited)

On Track Innovations Ltd.
and its Subsidiaries

Interim Unaudited Condensed Consolidated Financial Statements as of March 31, 2016

On Track Innovations Ltd.
and its Subsidiaries

Interim Unaudited Condensed Consolidated Balance Sheets

US dollars in thousands except share data

	March 31	December 31
	2016	2015
Assets

Current assets
Cash and cash equivalents	$5,053	$5,450
Short-term investments	4,584	5,454
Trade receivables (net of allowance for doubtful
accounts of $788 and $778 as of March 31, 2016
and December 31, 2015, respectively)	3,909	2,418
Other receivables and prepaid expenses	2,208	2,183
Inventories	2,990	3,330

Total current assets	18,744	18,835

Long-term restricted deposit for employees benefit	501	524

Severance pay deposits	337	455

Property, plant and equipment, net	8,709	8,668

Intangible assets, net	217	180

Total Assets	$28,508	$28,662

The accompanying notes are an integral part of these interim unaudited condensed consolidated financial statements.

On Track Innovations Ltd.
and its Subsidiaries

Interim Unaudited Condensed Consolidated Balance Sheets

US dollars in thousands except share data

	March 31	December 31
	2016	2015
Liabilities and Equity

Current Liabilities
Short-term bank credit and current maturities
of long-term bank loans	$4,165	$3,815
Trade payables	6,135	5,441
Other current liabilities	2,628	2,724

Total current liabilities	12,928	11,980

Long-Term Liabilities
Long-term loans, net of current maturities	2,192	2,359
Accrued severance pay	921	1,148
Deferred tax liability	377	352
Total long-term liabilities	3,490	3,859

Total Liabilities	16,418	15,839

Commitments and Contingencies

Equity
Shareholders' Equity
Ordinary shares of NIS 0.1 par value: Authorized –
50,000,000 shares as of March 31, 2016 and
December 31, 2015; issued: 42,029,673 and 42,014,673 shares as of March 31, 2016 and December 31, 2015, respectively;
outstanding: 40,850,974 and 40,835,974 shares
as of March 31, 2016 and December 31, 2015, respectively	1,055	1,055
Additional paid-in capital	225,952	225,925
Treasury shares at cost - 1,178,699 shares as of March 31,
2016 and December 31, 2015	(2,000)	(2,000)
Accumulated other comprehensive loss	(916)	(1,084)
Accumulated deficit	(210,119)	(209,254)
Total Shareholder’s equity	13,972	14,642
Non-controlling interest	(1,882)	(1,819)

Total Equity	12,090	12,823

Total Liabilities and Equity	$28,508	$28,662

The accompanying notes are an integral part of these interim unaudited condensed consolidated financial statements.

On Track Innovations Ltd.
and its Subsidiaries

Interim Unaudited Condensed Consolidated Statements of Operations

US dollars in thousands except share and per share data

	Three months ended March 31
	2016	2015
Revenues
Sales	$3,493	$3,597
Licensing and transaction fees	1,384	1,378

Total revenues	4,877	4,975

Cost of revenues
Cost of sales	2,332	2,505
Total cost of revenues	2,332	2,505

Gross profit	2,545	2,470
Operating expenses
Research and development	751	968
Selling and marketing	1,586	1,886
General and administrative	938	1,241
Patent litigation and maintenance	17	176
Other expenses	-	77

Total operating expenses	3,292	4,348

Operating loss from continuing operations	(747)	(1,878)
Financial expenses, net	(104)	(225)

Loss from continuing operations before taxes on income	(851)	(2,103)

Income tax	(16)	(19)

Net loss from continuing operations	(867)	(2,122)
Net (loss) income from discontinued operations	(61)	362

Net loss	(928)	(1,760)

Net loss (income) attributable to non-controlling interest	63	(9)
Net loss attributable to shareholders	$(865)	$(1,769)
Basic and diluted net (loss) profit attributable to
shareholders per ordinary share
From continuing operations	$(0.02)	$(0.05)
From discontinued operations	$-	$0.01
	$(0.02)	$(0.04)
Weighted average number of ordinary shares used in computing basic and diluted net (loss) income per ordinary share	40,874,474	40,856,403

The accompanying notes are an integral part of these interim unaudited condensed consolidated financial statements.

On Track Innovations Ltd.
and its Subsidiaries

Interim Unaudited Condensed Consolidated Statements of Comprehensive Loss

US dollars in thousands

	Three months ended March 31
	2016	2015
Total comprehensive loss:
Net loss	$(928)	$(1,760)
Foreign currency translation adjustments	168	(224)

Total comprehensive loss	$(760)	$(1,984)
Comprehensive loss (income) attributable to the non-controlling interest	63	(9)
Total comprehensive loss attributable to shareholders	$(697)	$(1,993)

The accompanying notes are an integral part of these interim unaudited condensed consolidated financial statements.

On Track Innovations Ltd.
and its Subsidiaries

Interim Unaudited Condensed Consolidated Statements of Changes in Equity

US dollars in thousands

						Accumulated
				Additional	Treasury	other
	Number of	Share		paid-in	Shares	comprehensive	Accumulated	Noncontrolling	Total
	Shares issued	capital		capital	(at cost)	Income (loss)	deficit	interest	equity

Balance as of December 31, 2014	41,996,602	$1,055		$224,234	$(2,000)	$(800)	$(202,103)	$(503)	$19,883

Changes during the three month period ended March 31, 2015:

Stock-based compensation related to options and shares issued to employees	-	-		180	-	-	-	-	180
Foreign currency translation adjustments	-	-		-	-	(224)	-	-	(224)
Net loss	-	-		-	-	-	(1,769)	9	(1,760)

Balance as of March 31, 2015	41,996,602	$1,055		$224,414	$(2,000)	$(1,024)	$(203,872)	$(494)	$18,079

Balance as of December 31, 2015	42,014,673	$1,055		$225,925	$(2,000)	$(1,084)	$(209,254)	$(1,819)	$12,823

Changes during the three month period ended March 31, 2016:

Stock-based compensation related to options issued to employees	-	-		27	-	-	-	-	27
Foreign currency translation adjustments	-	-		-	-	168	-	-	168
Exercise of options	15,000	(*	)	-	-	-	-	-	(* )
Net loss	-	-		-	-	-	(865)	(63)	(928)

Balance as of March 31, 2016	42,029,673	$1,055		$225,952	$(2,000)	$(916)	$(210,119)	$(1,882)	$12,090

(*)           Less than $1.

The accompanying notes are an integral part of these interim unaudited condensed consolidated financial statements.

On Track Innovations Ltd.
and its Subsidiaries

Interim Unaudited Condensed Consolidated Statements of Cash Flows

US dollars in thousands

	Three months ended March 31
	2016	2015
Cash flows from continuing operating activities
Net loss from continuing operations	$(867)	$(2,122)
Adjustments required to reconcile net loss to
net cash used in continuing operating activities:
Stock-based compensation related to options issued
to employees	27	180
Accrued interest and linkage differences	(7)	(2)
Depreciation	308	298

Changes in operating assets and liabilities:
Accrued severance pay, net	(109)	(20)
Deferred tax, net	16	19
(Increase) decrease in trade receivables, net	(1,408)	1,383
Decrease in other receivables and prepaid expenses	3	31
Decrease in inventories	377	501
Increase (decrease) in trade payables	506	(288)
Decrease in other current liabilities	(139)	(148)
Net cash used in continuing operating activities	(1,293)	(168)

Cash flows from continuing investing activities

Purchase of property and equipment	(83)	(111)
Decrease in short-term investments, net	901	816
Investment in capitalized product costs	(54)	(6)
Net cash provided by continuing investing activities	764	699

Cash flows from continuing financing activities
Increase in short-term bank credit, net	286	108
Proceeds from long-term bank loans	27	-
Repayment of long-term bank loans	(263)	(229)
Proceeds from exercise of options	(* )	-

Net cash provided by (used in) continuing financing activities	50	(121)

Cash flows from discontinued operations
Net cash used in discontinued operating activities	-	(25)
Net cash used in discontinued investing activities	(61)	-
Total net cash used in discontinued operations	(61)	(25)

Effect of exchange rate changes on cash and cash equivalents	143	(167)

(Decrease) increase in cash and cash equivalents	(397)	218
Cash and cash equivalents at the beginning of the period	5,450	5,351

Cash and cash equivalents at the end of the period	$5,053	$5,569

(*)           Less than $1.

The accompanying notes are an integral part of these interim unaudited condensed consolidated financial statements.

On Track Innovations Ltd.
and its Subsidiaries

Interim Unaudited Condensed Consolidated Statements of Cash Flows (cont’d)

US dollars in thousands

	Three months ended March 31
	2016	2015
Supplementary cash flows activities:
Cash paid during the period for:

Interest paid	$53	$69

On Track Innovations Ltd.
and Subsidiaries

Notes to the Interim Unaudited Condensed Consolidated Financial Statements

US dollars in thousands

Note 1 - Organization and Basis of Presentation

A.	Description of business

On Track Innovations Ltd. (the “Company”) was founded in 1990, in Israel. The Company and its subsidiaries (together the “Group”) are principally engaged in the field of design and development of cashless payment solutions. The Company’s shares are listed for trading on the NASDAQ Capital Market (formerly listed on the NASDAQ Global Market until April 13, 2016).

B.	Interim Unaudited Financial Information

The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements and therefore should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

In the opinion of management, all adjustments considered necessary for a fair presentation, consisting of normal recurring adjustments, have been included. Operating results for the three month period ended March 31, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016.

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

C.            Divestiture of operations

In December 2013, the Company completed the sale of certain assets, subsidiaries and intellectual property ("IP") relating to its Smart ID division. Accordingly the results and the cash flows of this operation for all reporting periods are presented in the statements of operations and in the statements of cash flows, respectively, as discontinued operations separately from continuing operations. In connection with this discontinued operation, see also Note 7.

On October 19, 2015, the Company filed a claim for breach of contract against SuperCom Ltd. (“SuperCom”) at the Israeli Central District Court in Lod. The sum of the claim was NIS 28,862 (approximately $7,664) for consideration not paid for the Company's SmartID division sold to SuperCom in 2013. On December 24, 2015, SuperCom filed a counter claim against the Company in the amount of NIS 68,163 (approximately $18,100) for breach of contract and alleged damages caused to SuperCom by the Company in connection with certain representations we made, all with respect to the sale of our SmartID division to SuperCom in 2013 under a certain Asset Purchase Agreement, or the APA, the Company signed with SuperCom. Prior to the filing of the Company's response to the counterclaim, the parties mutually agreed to attend mediation, and in April 2016 the parties reached a settlement, which was approved by the court (see also Note 6).

On Track Innovations Ltd.
and Subsidiaries

Notes to the Interim Unaudited Condensed Consolidated Financial Statements

US dollars in thousands

Note 1 -  Organization and Basis of Presentation (cont’d)

C.            Divestiture of operations (cont’d)

During the three month period ended March 31, 2016, the Company did not record any profit from contingent consideration according to an earn-out mechanism (see also Note 7).

D.            Other expenses

Other operating expenses presented in the statement of operations for the three months ended March 31, 2015 consist of compensation expenses related to the termination of employment of the Company’s former Chief Executive Office (“CEO”), Mr. Ofer Tziperman, according to his employment terms, following his resignation from the Company and its subsidiaries on February 10, 2015.

Note 2 – Significant Accounting Policies

These interim unaudited condensed consolidated financial statements have been prepared according to the same accounting policies as those discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

Note 3 -  Other Receivables and Prepaid Expenses

	March 31	December 31
	2016	2015
Government institutions	$409	$463
Prepaid expenses	735	624
Receivables under contractual obligations to be transferred to others *	412	533
Other receivables	652	563

	$2,208	$2,183

*	The Company’s subsidiary in Poland is required to collect certain fees that are to be transferred to local authorities.

On Track Innovations Ltd.
and Subsidiaries

Notes to the Interim Unaudited Condensed Consolidated Financial Statements

US dollars in thousands

Note 4 -  Inventories

Inventories consist of the following:

	March 31	December 31
	2016	2015
Raw materials	$973	$944
Work in progress	470	174
Finished products	1,547	2,212

	$2,990	$3,330

Note 5 - Other Current Liabilities

	March 31	December 31
	2016	2015
Employees and related expenses	$730	$1,065
Accrued expenses	1,207	1,101
Customer advances	381	283
Other current liabilities	310	275

	$2,628	$2,724

Note 6 - Commitments and Contingencies

A.	Legal claims

1.
In June 2013, prior to the Company's divestiture of its SmartID division, Merwell Inc. (“Merwell”) filed a claim against the Company before an agreed-upon arbitrator alleging breach of contract in connection with certain commissions claimed to be owed to Merwell with respect to the division’s activities in Tanzania.  These activities, along with all other activities of the SmartID division, were later assigned to and assumed by SuperCom in its purchase of the division. SuperCom undertook to indemnify the Company and hold it harmless against any liabilities the Company may incur in connection with Merwell’s consulting agreement and the arbitration.  An arbitration decision was issued on February 21, 2016, awarding Merwell approximately $855 for outstanding commissions, subject to further evaluation. The arbitration decision is being appealed and is thus not yet ripe for enforcement.  Regardless, as mentioned above, SuperCom is liable for all costs and liabilities arising out of this claim.

2.
On October 3, 2013, a financial claim was filed against the Company and its then French subsidiary, Parx France (in this paragraph, together, the “Defendants”), in the Commercial Court of Paris, France (in this paragraph, the “Court”). The sum of the claim is Euro 1,500 (approximately $1,707), and is based on the allegation that the plaintiff sustained certain losses in connection with Defendants not granting the plaintiff exclusive marketing rights to distribute and operate the Defendants’ PIAF Parking System in Paris and the Ile of France.

On Track Innovations Ltd.
and Subsidiaries

Notes to the Interim Unaudited Condensed Consolidated Financial Statements

US dollars in thousands

A.	Legal claims (cont’d)

The Company filed an initial memorandum of defense rejecting the plaintiff’s allegations and claims. A technical hearing regarding this matter is scheduled for May 23, 2016. Based on the advice of counsel, the Company currently believes that it has no material obligations to the plaintiff and that there is no need for a provision for the claim.

3.
On July 29, 2014, a former employee of the Company's Smart ID division filed a financial claim against the Company in the Regional Labor Court in Tel Aviv. The sum of the claim is NIS 4,744 (approximately $1,260), and is based on the allegation that the Company owes the plaintiff certain commissions. On April 19, 2016, the parties entered into a settlement agreement pursuant to which the Company will pay an aggregate sum of NIS 400 (approximately $106). On April 19, 2016, with the submittal of the settlement agreement, the Court dismissed the proceeding.

4.
On October 19, 2015, the Company filed a claim for breach of contract against SuperCom at the Israeli Central District Court in Lod. The sum of the claim was NIS 28,862 (approximately $7,664) for consideration not paid for the Company's SmartID division sold to SuperCom in 2013.  On December 24, 2015, SuperCom filed a counter claim against the Company in the amount of NIS 68,163 (approximately $18,100) for breach of contract and alleged damages caused to SuperCom by the Company in connection with certain representations we made, all with respect to the sale of our SmartID division to SuperCom in 2013 under the APA, we signed with SuperCom .

On April 20, 2016, SuperCom and the Company jointly made a motion to the court to end and dismiss all related legal proceedings and notified the court that the parties had settled their claims. Pursuant to the settlement, each party waived certain claims against each other and SuperCom (i) has paid the Company $2,050 which will be recorded in the second quarter of 2016, and (ii) will pay the Company up to $1,500 in accordance with and subject to a certain earn-out mechanism previously stipulated in the Asset Purchase Agreement between the parties (the “APA”). SuperCom’s payment of the amounts set forth in the settlement completes SuperCom’s payment obligations under the APA with respect to the purchase price for the purchase of the Smart ID division.

B.	Guarantees

As of March 31, 2016, the Company has granted performance guarantees and guarantees to secure customer advances in the sum of $724.The expiration dates of the guarantees range from May 2016 to January 2017.

On Track Innovations Ltd.
and Subsidiaries

Notes to the Interim Unaudited Condensed Consolidated Financial Statements

US dollars in thousands

Note 7 – Discontinued operations

As described in Note 1C, the Company divested the SmartID division and presented these activities as discontinued operations. During the three month period ended March 31, 2016, the Company did not record any profit from contingent consideration according to an earn-out mechanism.

During the three months ended March 31, 2015, the Company recorded profit from contingent consideration in the amount of $387 according to the earn-out mechanism derived from the Smart ID division divesture. This profit is presented below as ‘other income, net’ within income from discontinued operations for the three months ended March 31, 2015.

Set forth below are the results of the discontinued operations:

	Three months ended March 31
	2016	2015
Expenses	$(61)	$(25)
Other income, net	-	387

Net (loss) income from discontinued operations	$(61)	$362

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

The Company, in estimating fair value for financial instruments, used the following methods and assumptions:

The carrying amounts of cash and cash equivalents, short-term interest bearing investments, trade receivables, short-term bank credit and trade payables are equivalent to, or approximate their fair value due to the short-term maturity of these instruments.

The carrying amounts of variable interest rate long-term loans are equivalent or approximate to their fair value as they bear interest at approximate market rates. As of March 31, 2016, the fair value of bank loans with fixed interest rates did not differ materially from the carrying amount.

As of March 31, 2016, the Company held approximately $4,584 of short-term bank deposits (as of December 31, 2015, $5,454). Short-term deposits in the amount of $2,284 have been pledged as security in respect of guarantees granted in respect of  performance guarantees, loans and credit lines received from a bank (as of December 31, 2015, $2,254) and cannot be pledged to others or withdrawn without the consent of the bank.

Note 9 – Equity

A.	Stock option plans

During the three months ended March 31, 2016 and March 31, 2015, 270,000 and 125,000 options were granted, respectively. The vesting period for the options ranges from three years to four years. The exercise prices for the options range from $0.44 to $1.68. Those options expire up to five years after the date of the grant. Any options which are forfeited or cancelled before expiration become available for future grants under the Company’s option plan.

The fair value of each option granted to employees and non-employee during the three months ended March 31, 2016 and March 31, 2015, for which the exercise price was greater than par value, was estimated on the date of grant, using the Black-Scholes model and the following assumptions:

On Track Innovations Ltd.
and Subsidiaries

Notes to the Interim Unaudited Condensed Consolidated Financial Statements

US dollars in thousands

Note 9 – Equity (cont’d)

A.	Stock option plans (cont’d)

1.	Dividend yield of zero percent for all periods.

2.	Risk-free interest rate of 1.18% and 1.21% for grants during the three months ended March 31, 2016 and March 31, 2015, respectively, based on U.S. Treasury yield curve in effect at the time of grant.

3.	Estimated expected lives of 3.56 and 3.5 years for grants during the three months ended March 31, 2016 and March 31, 2015, respectively, using the simplified method.

4.
Expected average volatility of 72% and 69% for grants during the three months ended March 31, 2016 and March 31, 2015, respectively, which represent a weighted average standard deviation rate for the price of the Company's Ordinary Shares on the NASDAQ Global Market.

The Company’s options activity (including options to non-employees) and options outstanding and options exercisable as of December 31, 2015 and March 31, 2016, are summarized in the following table:

	Number of	Weighted
	options	average exercise
	outstanding	price per share
Outstanding – December 31, 2015	1,601,379	$1.71
Options granted	270,000	0.76
Options expired or forfeited	(255,393)	2.12
Options exercised	(15,000)	0.03
Outstanding – March 31, 2016	1,600,986	1.50

Exercisable as of:
December 31, 2015	799,473	$1.85
March 31, 2016	717,334	$1.78

The weighted average fair value of options granted during the three months ended March 31, 2016 and during the three months ended March 31, 2015 is $0.41 and $0.8, respectively, per option. The aggregate intrinsic value of outstanding options as of March 31, 2016 and December 31, 2015 is approximately $137 and $8, respectively. The aggregate intrinsic value of exercisable options as of March 31, 2016 and December 31, 2015 is approximately $9 and $8, respectively.

On Track Innovations Ltd.
and Subsidiaries

Notes to the Interim Unaudited Condensed Consolidated Financial Statements

US dollars in thousands

Note 9 – Equity (cont’d)

The following table summarizes information about options outstanding and exercisable (including options to non-employees) as of March 31, 2016:

	Options outstanding			Options Exercisable
	Number	Weighted		Number	Weighted
	outstanding	average	Weighted	Outstanding	average	Weighted
	as of	remaining	Average	As of	remaining	Average
Range of	March 31,	contractual	Exercise	March 31,	contractual	Exercise
exercise price	2016	life (years)	Price	2016	life (years)	Price
$0.03	3,000	0.67	$0.03	3,000	0.67	$0.03
0.44-0.90	683,148	4.34	0.77	88,148	1.6	0.90
1.08-1.29	138,000	0.92	1.09	138,000	0.92	1.09
1.46	76,666	1.54	1.46	56,666	1.27	1.46
1.67-1.76	116,667	1.81	1.68	81,667	1.12	1.68
2.23-2.84	521,283	2.75	2.34	317,631	2.52	2.34
3.03-3.18	62,222	2.33	$3.08	32,222	1.25	$3.13
	1,600,986	3.13		717,334	1.78

As of March 31, 2016, there was approximately $430 of total unrecognized compensation cost related to non-vested stock-based compensation arrangements. That cost is expected to be recognized over a weighted-average period of approximately 1.5 years.

During the three months ended March 31, 2016 and March 31, 2015, the Company recorded stock-based compensation expenses in the amount of $27 and $180, respectively, in accordance with ASC 718 “Compensation-Stock Compensation.”

B.            Warrants

During the three months ended March 31, 2016, 260,869 warrants expired.

The following table summarizes information about warrants outstanding and exercisable as of March 31, 2016:

	Warrants outstanding			Warrants Exercisable
	Number	Weighted		Number	Weighted
	outstanding	average	Weighted	Outstanding	average	Weighted
	as of	remaining	Average	As of	remaining	Average
Range of	March 31,	contractual	Exercise	March 31,	contractual	Exercise
exercise price	2016	life (years)	Price	2016	life (years)	Price
$-	56,648	0.68	$-	20,500	0.11	$-

	56,648	0.68		20,500	0.11

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

Information regarding the results of each reportable segment is included below based on the internal management reports that are reviewed by the CODM.

	Three months ended March 31, 2016
	Petroleum	Retail and Mass Transit Ticketing	Parking	Other	Consolidated

Revenues	$1,109	$2,899	$305	$564	$4,877

Reportable segment gross profit *	701	1,524	213	292	2,730

Reconciliation of reportable segment
gross profit to gross profit for the period

Depreciation					(189)
Stock-based compensation					4

Gross profit for the period					$2,545

	Three months ended March 31, 2015
	Petroleum	Retail and Mass Transit Ticketing	Parking	Other	Consolidated

Revenues	$1,140	$3,107	$341	$387	$4,975

Reportable segment gross profit *	642	1,598	218	197	2,655

Reconciliation of reportable segment
gross profit to gross profit for the period

Depreciation					(172)
Stock-based compensation					(13)

Gross profit for the period					$2,470

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

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward - Looking Statements

The statements contained in this Quarterly Report on Form 10-Q, or Quarterly Report, that are not historical facts are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 and other federal securities laws. Such forward-looking statements may be identified by, among other things, the use of forward-looking terminology such as "believes", "intends", "plans", "expects", "may", "will", "should",  or "anticipates" or the negative thereof or other variations thereon or comparable terminology, and similar expressions are intended to identify forward-looking statements.  We remind readers that forward-looking statements are merely predictions and therefore are inherently subject to uncertainties and other factors and involve known and unknown risks that could cause the actual results, performance, levels of activity, or our achievements, or industry results, to be materially different from any actual future results, performance, levels of activity, or our achievements, or industry results, expressed or implied by such forward-looking statements. Such forward-looking statements may appear in this Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” as well as elsewhere in this Quarterly Report and include, among other statements, statements regarding the following:

•	the expected development and potential benefits from our existing or future products or our intellectual property, or IP;

•	generation of revenues from licensing, transaction fees and/or other arrangements;

•	future sources of revenue, ongoing relationships with current and future suppliers, customers, end-user customers and resellers;

•	future costs and expenses and adequacy of capital resources;

•	our intention to continue to expand our market presence via strategic partnerships around the globe;

•	our plans to increase our cash resources, such as by capitalizing on our patent portfolio, sales of assets or parts of our business or raising funds;

•	our plans to reduce our financial expenses;

•	our expectations regarding our short-term and long-term capital requirements;

•	our intention to continue to invest in research and development;

•	our outlook for the coming months; and

•	information with respect to any other plans and strategies for our business.

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

Our business and operations are subject to substantial risks, which increase the uncertainty inherent in the forward-looking statements contained in this Quarterly Report. Except as required by law, we undertake no obligation to release publicly the result of any revision to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Further information on potential factors that could affect our business is described among others under the heading “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2015 filed with SEC. Readers are also urged to carefully review and consider the various disclosures we have made in that report.

As used in this Quarterly Report, the terms "we", "us", "our", “the Company”, and "OTI" mean On Track Innovations Ltd. and our subsidiaries and affiliates, unless otherwise indicated or as otherwise required by the context.

All figures in this Quarterly Report are stated in United States dollars, unless otherwise specified in.

Overview

We are a pioneer and leading developer of cutting-edge secure cashless payment solutions, providing global enterprises with innovative technology for over two decades. We operate in three main segments: Petroleum, Retail and Mass Transit Ticketing and Parking.  In addition to our three reportable segments, products of our MediSmart solutions and other secure smart card solutions are classified under “Other” in segment analyses appearing in this Quarterly Report.

Our field-proven suite of cashless payment solutions is based on an extensive IP portfolio boasting 26 patent families, including registered patents and patent applications worldwide. Since our incorporation in 1990, we have built an international reputation for reliability and innovation, deploying hundreds of solutions for banking, mobile network operators, vending, mass transit, petroleum and parking.

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

RESULTS OF OPERATIONS – THREE MONTHS ENDED MARCH 31, 2016 COMPARED TO THREE MONTHS ENDED MARCH 31, 2015

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

Sources of Revenue

We have historically derived a substantial majority of our revenues from the sale of our products, including both complete systems and original equipment manufacturer components and also, less significantly, from engineering services, customer services and technical support. In addition, we generate revenues from licensing and transaction fees. During the three months ended March 31, 2016 and March 31, 2015, the revenues that we derived from sales and licensing and transaction fees were as follows (in thousands):

	Three months ended March 31,
	2016	2015
Sales	$3,493	$3,597
Licensing and transaction fees	$1,384	$1,378
Total revenues	$4,877	$4,975

Sales. Sales decreased by $104,000, or 3%, in the three months ended March 31, 2016, compared to the three months ended March 31, 2015. The decrease is mainly attributed to a decrease in Retail and Mass Transit Ticketing segment sales in the United States, partially offset by an increase in sales of MediSmart products.

Licensing and transaction fees. Licensing and transaction fees include single and periodic payments for distribution rights for our products as well as licensing our IP rights to third parties. Transaction fees are paid by customers based on the volume of transactions processed by systems that contain our products. Our licensing and transaction fees in the three months ended March 31, 2016, compared to the three months ended March 31, 2015, remained consistent.

We have historically derived revenues from different geographical areas.  The following table sets forth our revenues, by dollar amount (in thousands) and as a percentage of quarterly revenues in different geographical areas, in the three months ended March 31, 2016 and March 31, 2015:

Three months ended March 31,	Africa		Europe		Asia		Americas
2016	$836	17%	$1,534	31%	$271	6%	$2,236	46%
2015	$869	17%	$1,480	30%	$377	8%	$2,249	45%

Our revenues from sales in Africa decreased by $33,000, or 4%, in the three months ended March 31, 2016, compared to the three months ended March 31, 2015, mainly due to a decrease in sales of our Petroleum products due to fluctuation in the currency exchange rate for South African Rand versus the U.S. dollar, partially offset by an increase in sales of MediSmart products.

Our revenues from sales in Europe increased by $54,000, or 4%, in the three months ended March 31, 2016, compared to the three months ended March 31, 2015, mainly due to an increase in our Mass Transit Ticketing sales in Poland and from an increase in sales of our otiMetry solution, partially offset by a decrease in Parking products sales.

Our revenues from sales in Asia decreased by $106,000, or 28%, in the three months ended March 31, 2016, compared to the three months ended March 31, 2015, mainly due to a decrease in sales of our access control products.

Our revenues from sales in Americas decreased by $13,000, or 1%, in the three months ended March 31, 2016, compared to the three months ended March 31, 2015, mainly due to a decrease in sales of NFC readers to the U.S. market, partially offset by an increase in sales of Petroleum products to the South American market.

Our revenues derived from outside the United States, which are primarily received in currencies other than the U.S. dollar, will have a varying impact upon our total revenues, as a result of fluctuations in such currencies’ exchange rates versus the U.S. dollar.

The following table sets forth our revenues by dollar amount (in thousands) and as a percentage of revenues by segments, during the three months ended March 31, 2016 and March 31, 2015:

Three months ended March 31,	Petroleum		Parking		Retail and Mass Transit Ticketing		Other
2016	$1,109	23%	$305	6%	$2,899	59%	$564	12%
2015	$1,140	23%	$341	7%	$3,107	62%	$387	8%

Our revenues in the three months ended March 31, 2016 from Petroleum decreased by $31,000, or 3%, compared to the three months ended March 31, 2015, mainly due to a decrease in sales in Africa due to fluctuation in the currency exchange rate for South African Rand versus the U.S. dollar, partially offset by an increase in sales of Petroleum products in South America.

Our revenues in the three months ended March 31, 2016 from the Parking segment decreased by $36,000, or 11%, compared to the three months ended March 31, 2015, mainly due to a decrease in revenues generated from the European market, partially offset by an increase in sales of our Parking solution in the United States.

Our revenues from Retail and Mass Transit Ticketing in the three months ended March 31, 2016 decreased by $208,000, or 7%, compared to the three months ended March 31, 2015, mainly due to a decrease in sales of NFC readers in the United States, partially offset by an increase in our Mass Transit Ticketing sales in Poland and from an increase in sales of our otiMetry solution in the European market.

Our revenues in the three months ended March 31, 2016, from our Other segment increased by $177,000, or 46%, compared to the three months ended March 31, 2015, mainly due to an increase in sales of MediSmart products in East Africa, partially offset by a decrease in access control products sales in Asia.

Cost of Revenues and Gross Margin

Our cost of revenues, presented by gross profit and gross margin percentage, in the three months ended March 31, 2016 and March 31, 2015, were as follows (dollar amounts in thousands):

Cost of revenues	Three months ended March 31,
	2016	2015
Cost of sales	$2,332	$2,505
Gross profit	$2,545	$2,470
Gross margin percentage	52%	50%

Cost of sales.  Cost of sales consists primarily of materials, as well as salaries, fees to subcontractors and related costs of our technical staff that assemble our products.  The decrease of $173,000, or 7%, in the three months ended March 31, 2016, compared to the three months ended March 31, 2015, resulted primarily from our strategic decision to cease in-house manufacturing activities and from a decrease in our revenues.

Gross margin. The increase in gross margin in the three months ended March 31, 2016, compared to the three months ended March 31, 2015, is primarily attributed to a decrease in employment expenses due to our strategic decision to outsource all of our manufacturing and product assembly to third-party vendors.

Operating expenses

Our operating expenses in the three months ended March 31, 2016 and March 31, 2015, were as follows (in thousands):

Operating expenses	Three months ended March 31,
	2016	2015
Research and development	$751	$968
Selling and marketing	$1,586	$1,886
General and administrative	$938	$1,241
Patent litigation and maintenance	$17	$176
Other expenses	$-	$77
Total operating expenses	$3,292	$4,348

Research and development.  Our research and development expenses consist primarily of the salaries and related expenses of our research and development staff, as well as subcontracting expenses. The decrease of $217,000, or 22%, in the three months ended March 31, 2016, compared to the three months ended March 31, 2015, is primarily attributed to a decrease in the number of research and development employees due to our cost cutting plan, and to a lesser extent, to a decrease in subcontractor expenses.

Selling and marketing.  Our selling and marketing expenses consist primarily of salaries and substantially all of the expenses of our sales and marketing subsidiaries and offices in the United States, South Africa and Europe, as well as expenses related to advertising, professional expenses and participation in exhibitions and tradeshows. The decrease of $300,000, or 16%, in the three months ended March 31, 2016, compared to the three months ended March 31, 2015, is primarily attributed to a decrease in employment expenses of selling and marketing employees who left the Company by the end of 2015, and to a lesser extent to a decrease in exhibitions and advertising expenses and to a decrease in professional expenses.  Our selling and marketing expenses may increase in the future as we continue to expand our local sales and marketing efforts, open new offices and in the event that we hire additional personnel.

General and administrative.  Our general and administrative expenses consist primarily of salaries and related expenses of our executive management and financial and administrative staff. These expenses also include costs of our professional advisors (such as lawyers and accountants), office expenses, insurance and provision for doubtful accounts. The decrease of $303,000, or 24%, in the three months ended March 31, 2016, compared to the three months ended March 31, 2015, is primarily attributed to a decrease in professional consulting expenses and to a decrease in stock-based compensation related to options granted to employees.

Patent litigation and maintenance expenses. Our patent litigation and maintenance expenses consist primarily of professional advisors related to our patents and other IP, such as lawyers or other consultants, as part of the Company's plan to maximize the value of our IP, and also consist of salaries and related expenses of our team of employees executing this strategy. The decrease of $159,000, or 90%, in the three months ended March 31, 2016, compared to the three months ended March 31, 2015, is primarily attributed to a decrease in employment expenses related to the termination of employment of one of our former directors as chief executive officer of our U.S. subsidiary, who led the Company's efforts to maximize the value of our patents portfolio until August 2015.

Other expenses. Our other expenses in the three months ended March 31, 2015 consist of partial compensation expenses provision related to the termination of employment of our former Chief Executive Officer, or CEO, Mr. Ofer Tziperman, according to his employment terms, following his resignation from the Company and its subsidiaries on February 10, 2015. No other expenses were recorded in the three months ended March 31, 2016.

Financing expenses, net

Our financing expenses, net, in the three months ended March 31, 2016 and March 31, 2015, were as follows (in thousands):

	Three months ended March 31,
	2016	2015
Financing income	$23	$48
Financing expenses	$(127)	$(273)
Financing expenses, net	$(104)	$(225)

Financing expenses consist primarily of interest payable on bank loans, bank commissions and foreign exchange losses. Financing income consists primarily of foreign exchange gains and from interest earned on investments in short-term deposits. The decrease in financing income in the three months ended March 31, 2016, compared to the three months ended March 31, 2015, of $25,000, or 52%, is mainly due to exchange rate differentials and a decrease in interest income from deposits. The decrease in financing expenses in the three months ended March 31, 2016, compared to the three months ended March 31, 2015, of $146,000, or 53%, is mainly due to decreased foreign exchange losses from exchange rate differentials of the U.S. dollar against the South African Rand.

Net loss from continuing operations

Our net loss from continuing operations in the three months ended March 31, 2016 and March 31, 2015, was as follows (in thousands):

	Three months ended March 31,
	2016	2015
Net loss from continuing operations	$(867)	$(2,122)

The decrease of $1.3 million, or 59%, in the three months ended March 31, 2016, compared to the three months ended March 31, 2015, is primarily due to an increase in our gross profit, a decrease in our operating expenses and a decrease in financing expenses, net, as described above.

Net profit (loss) from discontinued operations

Our net profit (loss) from discontinued operations in the three months ended March 31, 2016 and March 31, 2015, was as follows (in thousands):

	Three months ended March 31,
	2016	2015
Net profit (loss) from discontinued operations	$(61)	$362

In December 2013, we completed the sale of certain assets, certain subsidiaries and IP assets directly related to our SmartID division.

The results from these operations for the reporting periods are presented in the statements of operations as discontinued operations separately from continuing operations.

The decrease in net profit (loss) from discontinued operations of $423,000 in the three months ended March 31, 2016, compared to the three months ended March 31, 2015, is due to a decrease of $387,000 profit we recorded in 2015 from contingent consideration according to an earn out mechanism as part of our SmartID divestiture. The loss of $61,000 in 2016 resulted from legal expenses related to the SmartID divestiture.

Net loss

Our net loss in the three months ended March 31, 2016 and March 31, 2015, was as follows (in thousands):

	Three months ended March 31,
	2016	2015
Net loss	$(928)	$(1,760)

The decrease in net loss of $832,000, or 47%, in the three months ended March 31, 2016, compared to the three months ended March 31, 2015, is primarily due to an increase in our gross profit, a decrease in our operating expenses and a decrease in financing expenses, net, partially offset by a decrease in net profit from discontinued operations, as described above.

Liquidity and Capital Resources

Our principal sources of liquidity since our inception have been sales of equity securities, borrowings from banks, cash from the exercise of options and warrants and proceeds from divestitures of parts of our businesses. We had cash, cash equivalents and short-term investments representing bank deposits of $9.6 million (of which an amount of $2.3 million has been pledged as a security in respect of performance guarantees granted to third parties and guarantees to secure customer advances, loans and credit lines received from a bank) as of March 31, 2016, and $10.9 million as of December 31, 2015 (of which an amount of $2.3 million had then been pledged as a security in respect of performance guarantees granted to third parties and guarantees to secure customer advances, loans and credit lines received from a bank). In addition, on May 2, 2016, we received $2.05 million pursuant to a settlement of litigation with SuperCom Ltd., or SuperCom, as described further under Part II, Item 1, of this Quarterly Report on Form 10-Q. This amount is not reflected in the financial statements as of March 31, 2016. We believe that we have sufficient capital resources to fund our operations in the next 12 months.

We adhere to an investment policy which is intended to enable the Company to avoid being classified as a “passive foreign investment company,” or PFIC, under U.S. law. That said, we cannot provide complete assurance that PFIC status will be avoided in the future.  In addition, our investment policy requires investment in high-quality investment-grade securities.

As of March 31, 2016, the bank loans are denominated in the following currencies: U.S. dollars ($328,000, with maturity dates ranging from 2016 through 2019), NIS ($333,000, with maturity dates ranging from 2016 through 2019), South African Rand ($644,000, with maturity dates ranging from 2016 through 2023) and Polish Zloty ($2.0 million, with maturity dates ranging from 2016 through 2019). As of March 31, 2016 these loans bear interest at rates ranging from 3.15%-9.75% per annum. Our composition of long-term loans as of March 31, 2016, was as follows (in thousands):

March 31, 2016
Long-term loans	$3,259
Less - current maturities	1,067
$2,192

Our composition of short-term loans, bank credit and current maturities of long-term loans as of March 31, 2016 was as follows (in thousands):

	March 31, 2016
	Interest rate
In NIS	4.35%	$767
In U.S. dollars	4.92%	1,549
In Polish Zloty	3.15%	782
		3,098
Current maturities of long-term loans		1,067
		$4,165

On November 4, 2014, the Company signed a financial and restrictive covenant with Bank Leumi in order to secure bank services and obtain bank credit and loans. Under the covenant, we are obligated to meet the following: (i) our total liquid deposits will not be less than $6.0 million at any time; (ii) beginning January 1, 2015, our annual operational profit on an Earnings Before Interest, Taxes, Depreciation and Amortization, or EBITDA, basis will not be less than $1.0 million; (iii) our annual revenues will not be less than $20.0 million; and (iv) for 2015, equity is required to be at a level of 28% of the total assets and equity sum of no less than $10.5 million; for 2016 and onwards, equity is required to be at a level of 30% of the total assets and equity sum of no less than $11.0 million. As of December 31, 2015, the Company has not been in compliance with the covenants regarding annual operational profit on an EBITDA basis and annual revenues. On December 31, 2015, the bank issued a waiver waiving its right to demand prepayment of the Company’s liabilities. The bank’s waiver was conditioned on our compliance with the covenants in our 2016 annual financial statements to be submitted to the bank by March 31, 2017. We believe it is reasonably possible that no covenant violation will occur that will require prepayment of our liabilities.

For the three months ended March 31, 2016, we had a negative cash flow from continuing operations of $1.3 million. We may continue to suffer from negative cash flow from operations. We are looking for ways to increase our cash resources, such as capitalizing on our patent portfolio, sales of assets or parts of our business or raising funds. Accordingly, as noted above, we recently received $2.05 million pursuant to a settlement of litigation with SuperCom. In addition, we are looking for ways to reduce our financial expenses, including repayment of debt instruments and reduction in operating expenses.

We have an effective Form S-3 registration statement, filed under the Securities Act of 1933, as amended, with the SEC using a “shelf” registration process. Under this shelf registration process, we may, from time to time, sell ordinary shares, warrants to purchase ordinary shares, and units of such securities in one or more offerings up to a total dollar amount of $50,000,000.

Operating activities related to continuing operations

For the three months ended March 31, 2016, net cash used in continuing operating activity was $1.3 million primarily due to a $1.4 million increase in trade receivables, a $867,000 net loss from continuing operations, a $139,000 decrease in other current liabilities,  a $109,000 decrease in accrued severance pay, and a $7,000 decrease in accrued interest partially offset by a $506,000 increase in trade payables, a $377,000 decrease in inventory, $308,000 of depreciation, a $16,000 increase in deferred tax,  a $27,000 expense due to stock based compensation issued to employees and a $3,000 decrease in other receivables and prepaid expenses.

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

Operating activities related to discontinued operations

We had no cash flows provided by or used in discontinued operating activities in the three months ended March 31, 2016.

For the three months ended March 31, 2015, net cash used in discontinued operating activities was $25,000, related to the SmartID division.

Investing and financing activities related to continuing operations

For the three months ended March 31, 2016, net cash provided by continuing investing activities was $764,000, mainly due to a $901,000 decrease in short-term investments, net, partially offset by $83,000 of purchases of property and equipment and a $54,000 investment in capitalized product costs.

For the three months ended March 31, 2015, net cash provided by continuing investing activities was $699,000, mainly due to $816,000 in proceeds from the maturity and sale of short-term investments, $111,000 of purchases of property and equipment and a $6,000 investment in capitalized product costs.

For the three months ended March 31, 2016, net cash provided by continuing financing activities was $50,000, mainly due to a $286,000 increase in short-term bank credit, net and $27,000 of proceeds from long-term bank loans, partially offset by $263,000 repayment of long-term bank loans.

For the three months ended March 31, 2015, net cash used in continuing financing activities was $121,000, mainly due to a $229,000 repayment of long-term bank loans, partially offset by a $108,000 increase in short-term bank credit, net.

Investing and financing activities related to discontinued operations

For the three months ended March 31, 2016, net cash used in discontinued investing activities was $61,000, related to the SmartID division.

We had no cash flows provided by or used in discontinued investing activities in the three months ended March 31, 2015.

We had no cash flows provided by or used in discontinued financing activities in the three months ended March 31, 2016 and March 31, 2015.

Off Balance Sheet Arrangements

As of March 31, 2016, we had no off balance sheet arrangements that have had or that we expect would be reasonably likely to have a future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

Changes in Internal Control Over Financial Reporting - There has been no change in our internal control over financial reporting during the first quarter of fiscal 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

In June 2013, prior to our divestiture of our SmartID division, Merwell Inc., or Merwell, filed a claim against us before an agreed-upon arbitrator alleging breach of contract in connection with certain commissions claimed to be owed to Merwell with respect to the division’s activities in Tanzania.  These activities, along with all other activities of the SmartID division were later assigned to and assumed by SuperCom, in its purchase of the division. SuperCom undertook to indemnify the Company and hold it harmless against any liabilities the Company may incur in connection with Merwell’s consulting agreement and the arbitration.  An arbitration decision was issued on February 21, 2016, awarding Merwell approximately $854,912 for outstanding commissions, subject to further evaluation. The arbitration decision is being appealed and is thus not yet ripe for enforcement.  Regardless, as mentioned above, SuperCom is liable for all costs and liabilities arising out of this claim.

As previously reported on our Quarterly Report on Form 10-Q, our Current Report on Form 8-K and our Annual Report on Form 10-K filed with the SEC on November 16, 2015, December 30, 2015 and March 28, 2016, respectively, we filed a claim for breach of contract against SuperCom in the District Court in Lod, Israel, and SuperCom filed a counter-claim against us for breach of contract and in connection with certain representations we made, all with respect to the sale of our SmartID division to SuperCom in 2013 under a certain Asset Purchase Agreement, or the APA, we signed with SuperCom.

On April 20, 2016, SuperCom and we jointly made a motion to the court to end and dismiss all related legal proceedings and notified the court that the parties had settled their claims. Pursuant to the settlement, each party waived certain claims against each other and SuperCom (i) has paid us $2.05 million on account of earn-out which will be recorded in the second quarter of 2016, and (ii) will pay us up to $1.5 million in accordance with and subject to a certain earn-out mechanism previously stipulated in the APA.  SuperCom’s payment of the amounts set forth in the settlement completes SuperCom’s payment obligations under the APA with respect to the purchase price for the purchase of the Smart ID division.

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

101 *
The following materials from our Quarterly Report on Form 10-Q for the quarter ended March 31, 2016 formatted in XBRL (eXtensible Business Reporting Language): (i) the Interim Condensed Consolidated Balance Sheets, (ii) the Interim Condensed Consolidated Statements of Operations, (iii) the Interim Condensed Consolidated Statements of Comprehensive Loss, (iv) the Interim Condensed Statements of Changes in Equity, (v) the Interim Condensed Consolidated Statements of Cash Flows, and (vi) the Notes to Interim Condensed Consolidated Financial Statements, tagged as blocks of text and in detail.

*Filed herewith.

** Furnished herewith.

Signatures

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ON TRACK INNOVATIONS LTD.

By: /s/ Shlomi Cohen
Shlomi Cohen, Chief Executive Officer
(Principal Executive Officer)
Dated: May 16, 2016

By: /s/ Yishay Curelaru
Yishay Curelaru, Chief Financial Officer
(Principal Financial and Accounting Officer)
Dated:  May 16, 2016