Form 10-Q
period 2016-06-30
ON TRACK INNOVATIONS LTD
filed 2016-08-15
CIK 1021604

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

Yes ☐    No ☒

State the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: 40,905,376 Ordinary Shares outstanding as of August 11, 2016.

ON TRACK INNOVATIONS LTD.

PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements.

ON TRACK INNOVATIONS LTD. AND ITS SUBSIDIARIES

INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As of June 30, 2016

(Unaudited)

On Track Innovations Ltd. and its Subsidiaries Interim Condensed Consolidated Financial Statements As of June 30, 2016 (Unaudited)

On Track Innovations Ltd.
and its Subsidiaries

Interim Unaudited Condensed Consolidated Financial Statements as of June 30, 2016

On Track Innovations Ltd.
and its Subsidiaries

Interim Unaudited Condensed Consolidated Balance Sheets

US dollars in thousands except share data

	June 30,	December 31,
	2016	2015
Assets

Current assets
Cash and cash equivalents	$4,816	$5,450
Short-term investments	6,342	5,454
Trade receivables (net of allowance for doubtful
accounts of $633 and $778 as of June 30, 2016
and December 31, 2015, respectively)	3,613	2,418
Other receivables and prepaid expenses	1,971	2,183
Inventories	2,637	3,330

Total current assets	19,379	18,835

Long-term restricted deposit for employees benefit	465	524

Severance pay deposits	328	455

Property, plant and equipment, net	8,153	8,668

Intangible assets, net	239	180

Total Assets	$28,564	$28,662

The accompanying notes are an integral part of these interim unaudited condensed consolidated financial statements.

On Track Innovations Ltd.
and its Subsidiaries

Interim Unaudited Condensed Consolidated Balance Sheets

US dollars in thousands except share data

	June 30,	December 31,
	2016	2015
Liabilities and Equity

Current Liabilities
Short-term bank credit and current maturities
of long-term bank loans	$3,854	$3,815
Trade payables	5,607	5,441
Other current liabilities	2,643	2,724

Total current liabilities	12,104	11,980

Long-Term Liabilities
Long-term loans, net of current maturities	1,859	2,359
Accrued severance pay	904	1,148
Deferred tax liability	370	352
Total long-term liabilities	3,133	3,859

Total Liabilities	15,237	15,839

Commitments and Contingencies

Equity
Shareholders' Equity
Ordinary shares of NIS 0.1 par value: Authorized –
50,000,000 shares as of June 30, 2016 and
December 31, 2015; issued: 42,084,075 and 42,014,673 shares as of June 30, 2016 and December 31, 2015, respectively;
outstanding: 40,905,376 and 40,835,974 shares
as of June 30, 2016 and December 31, 2015, respectively	1,055	1,055
Additional paid-in capital	226,030	225,925
Treasury shares at cost - 1,178,699 shares as of June 30,
2016 and December 31, 2015	(2,000)	(2,000)
Accumulated other comprehensive loss	(1,106)	(1,084)
Accumulated deficit	(208,806)	(209,254)
Total Shareholder’s equity	15,173	14,642
Non-controlling interest	(1,846)	(1,819)

Total Equity	13,327	12,823

Total Liabilities and Equity	$28,564	$28,662

The accompanying notes are an integral part of these interim unaudited condensed consolidated financial statements.

On Track Innovations Ltd.
and its Subsidiaries
Interim Unaudited Condensed Consolidated Statements of Operations

US dollar in thousands except share and per share data

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Revenues
Sales	$3,708	$4,057	$7,201	$7,654
Licensing and transaction fees	1,381	1,359	2,765	2,737

Total revenues	5,089	5,416	9,966	10,391

Cost of revenues
Cost of sales	2,434	2,718	4,766	5,223
Total cost of revenues	2,434	2,718	4,766	5,223

Gross profit	2,655	2,698	5,200	5,168
Operating expenses
Research and development	784	937	1,535	1,905
Selling and marketing	1,504	1,772	3,090	3,658
General and administrative	912	1,143	1,850	2,384
Patent litigation and maintenance	11	283	28	459
Other expenses	-	433	-	510
Total operating expenses	3,211	4,568	6,503	8,916

Operating loss from continuing operations	(556)	(1,870)	(1,303)	(3,748)
Financial expenses, net	(67)	(195)	(171)	(420)

Loss from continuing operations
before taxes on income	(623)	(2,065)	(1,474)	(4,168)

Income tax	(16)	16	(32)	(3)

Net loss from continuing operations	(639)	(2,049)	(1,506)	(4,171)
Net income from discontinued operations	1,988	-	1,927	362

Net income (loss)	1,349	(2,049)	421	(3,809)

Net (income) loss attributable to non-controlling interest	(36)	35	27	26

Net income (loss) attributable to shareholders	$1,313	$(2,014)	$448	$(3,783)

Basic and diluted net gain (loss) attributable to shareholders per ordinary share
From continuing operations	(0.02)	(0.05)	(0.04)	(0.10)
From discontinued operations	0.05	-	0.05	0.01
	$0.03	$(0.05)	$0.01	$(0.09)

Weighted average number of ordinary shares used in computing basic and diluted net (loss) income per ordinary share	40,896,863	40,873,680	40,885,668	40,865,089

The accompanying notes are an integral part of these interim unaudited condensed consolidated financial statements.

On Track Innovations Ltd.
and its Subsidiaries

Interim Unaudited Condensed Consolidated Statements of Comprehensive Income (Loss)

US dollars in thousands

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Total comprehensive income (loss):
Net income (loss)	$1,349	$(2,049)	$421	$(3,809)
Foreign currency translation adjustments	(190)	30	(22)	(194)

Total comprehensive income (loss)	$1,159	$(2,019)	$399	$(4,003)
Comprehensive loss (income) attributable to the non-controlling interest	(36)	35	27	26

Total comprehensive income (loss) attributable to shareholders	$1,123	$(1,984)	$426	$(3,977)

The accompanying notes are an integral part of these interim unaudited condensed consolidated financial statements.

On Track Innovations Ltd.
and its Subsidiaries

Interim Unaudited Condensed Consolidated Statements of Changes in Equity

US dollars in thousands except number of shares

						Accumulated
				Additional	Treasury	other
	Number of	Share		paid-in	Shares	comprehensive	Accumulated	Noncontrolling	Total
	Shares issued	capital		capital	(at cost)	Income (loss)	deficit	interest	equity
Balance as of December 31, 2014	41,996,602	$1,055		$224,234	$(2,000)	$(800)	$(202,103)	$(503)	$19,883

Changes during the six month period ended June 30, 2015:

Stock-based compensation related to options and shares issued to employees
	-	-		332	-	-	-	-	332
Exercise of warrants	18,071	-		-	-	-	-	-	-
Foreign currency translation adjustments	-	-		-	-	(194)	-	-	(194)
Net loss	-	-		-	-	-	(3,783)	(26)	(3,809)
Balance as of June 30, 2015	42,014,673	$1,055		$224,566	$(2,000)	$(994)	$(205,886)	$(529)	$16,212

Balance as of December 31, 2015	42,014,673	$1,055		$225,925	$(2,000)	$(1,084)	$(209,254)	$(1,819)	$12,823

Changes during the six month period ended June 30, 2016:

Stock-based compensation related to options issued to employees
	-	-		105	-	-	-	-	105
Foreign currency translation adjustments	-	-		-	-	(22)	-	-	(22)
Exercise of options and warrants	69,402	(*	)	-	-	-	-	-	(* )
Net income (loss)	-	-		-	-	-	448	(27)	421
Balance as of June 30, 2016	42,084,075	$1,055		$226,030	$(2,000)	$(1,106)	$(208,806)	$(1,846)	$13,327

(*)          Less than $1.

The accompanying notes are an integral part of these interim unaudited condensed consolidated financial statements.

On Track Innovations Ltd.
and its Subsidiaries
Interim Unaudited Condensed Consolidated Statements of Cash Flows

US dollars in thousands

	Six months ended June 30,
	2016	2015
Cash flows from continuing operating activities
Net loss from continuing operations	$(1,506)	$(4,171)
Adjustments required to reconcile net loss to
net cash used in continuing operating activities:
Stock-based compensation related to options issued
to employees	105	332
Accrued interest and linkage differences, net	55	(42)
Depreciation	620	617

Changes in operating assets and liabilities:
Accrued severance pay, net	(117)	(20)
Deferred tax, net	32	1
(Increase) decrease in trade receivables, net	(1,097)	482
Decrease in other receivables and prepaid expenses	210	374
Decrease in inventories	691	290
Increase (decrease) in trade payables	190	(274)
(Decrease) increase in other current liabilities	(489)	119
Net cash used in continuing operating activities	(1,306)	(2,292)

Cash flows from continuing investing activities

Purchase of property and equipment, net	(139)	(463)
Change in short-term investments, net	(884)	2,163
Investment in capitalized product costs	(98)	(67)
Advance payment from sale of property, see Note 11(1)	396	-
Investment in restricted deposit for employees benefit	-	(281)

Net cash (used in) provided by continuing investing activities	(725)	1,352

Cash flows from continuing financing activities
Increase in short-term bank credit, net	81	809
Proceeds from long-term bank loans	27	446
Repayment of long-term bank loans	(538)	(404)
Proceeds from exercise of options and warrants	(* )	-

Net cash (used in) provided by continuing financing activities	(430)	851

Cash flows from discontinued operations
Net cash used in discontinued operating activities	(105)	(25)
Net cash provided by discontinued investing activities	1,949	387
Total net cash provided by discontinued operations	1,844	362

Effect of exchange rate changes on cash and cash equivalents	(17)	(164)

(Decrease) increase in cash and cash equivalents	(634)	109
Cash and cash equivalents at the beginning of the period	5,450	5,351

Cash and cash equivalents at the end of the period	$4,816	$5,460

(*)          Less than $1.

The accompanying notes are an integral part of these interim unaudited condensed consolidated financial statements.

On Track Innovations Ltd.
and its Subsidiaries

Interim Unaudited Condensed Consolidated Statements of Cash Flows (cont’d)

US dollars in thousands

	Six months ended June 30,
	2016	2015
Supplementary cash flows activities:
Cash paid during the period for:

Interest paid	$118	$146

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

In the opinion of management, all adjustments considered necessary for a fair presentation, consisting of normal recurring adjustments, have been included. Operating results for the six month period ended June 30, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016.

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

C.            Divestiture of operations

In December 2013, the Company completed the sale of certain assets, subsidiaries and intellectual property ("IP") relating to its SmartID division to SuperCom Ltd. (“SuperCom”). Accordingly the results and the cash flows of this operation for all reporting periods are presented in the statements of operations and in the statements of cash flows, respectively, as discontinued operations separately from continuing operations.

                                    On Track Innovations Ltd.
and Subsidiaries

Notes to the Interim Unaudited Condensed Consolidated Financial Statements

US dollars in thousands

Note 1 - Organization and Basis of Presentation (cont’d)

C.            Divestiture of operations (cont’d)

During the six month period ended June 30 2016 and 2015, the Company recorded profit from contingent consideration that derived from the SmartID division divesture (see also Note 7).

D.            Other expenses

Other operating expenses presented in the statement of operations for the six and three months ended June 30, 2015 consist of compensation expenses related to the termination of employment of the Company’s former Chief Executive Office (“CEO”), Mr. Ofer Tziperman, according to his employment terms, following his resignation from the Company and its subsidiaries on February 10, 2015, and also consist of non-recurring consulting fees as part of the Company’s strategic review.

Note 2 – Significant Accounting Policies

These interim unaudited condensed consolidated financial statements have been prepared according to the same accounting policies as those discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

Additional significant accounting policies

1
In accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (hereinafter – “ASC”) Topic 260 “Earnings per Share”, including potential common shares in the denominator of a diluted per-share computation for continuing operations always will result in an antidilutive per-share amount when an entity has a loss from continuing operations or a loss from continuing operations available to common stockholders (that is, after any preferred dividend deductions). Although including those potential common shares in the other diluted per-share computations may be dilutive to their comparable basic per-share amounts, no potential common shares shall be included in the computation of any diluted per-share amount when a loss from continuing operations exists, even if the entity reports net income.

2
As mentioned in Note 11(1), the Company entered into an agreement pursuant to which the Company will sell its headquarters building in Israel and will lease back the portion of the building necessary for its current operations. In accordance with ASC Topic 360 “Property, Plant and Equipment” and ASC Topic 840 “Leases”, if the minimum lease payments for the leaseback is more than 10% of the fair value of the asset sold, the entity will continue to classify it as held and used, and not as held for sale.

  On Track Innovations Ltd.
 and Subsidiaries

Notes to the Interim Unaudited Condensed Consolidated Financial Statements

US dollars in thousands

Note 2 – Significant Accounting Policies (cont’d)

Recent accounting pronouncements

1
On March 30, 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-09, “Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting”. This ASU simplifies several aspects of the accounting for employee share-based payment transactions, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. The ASU, among others, allows an entity to elect as an accounting policy either to continue to estimate the total number of awards for which the requisite service period will not be rendered (as currently required) or to account for forfeitures when they occur. This entity-wide accounting policy election only applies to service conditions. For performance conditions, the entity continues to assess the probability that such conditions will be achieved. An entity must also disclose its policy election for forfeitures. The new standard is effective for annual reporting periods beginning after December 15, 2016, including interim periods within those annual reporting periods, with early adoption permitted. The Company is currently evaluating the effect ASU 2016-09 will have on its consolidated financial statements and related disclosures. The Company has not yet selected an accounting policy for forfeitures under this new ASU.

2	In connection with other recent accounting pronouncements and the Company’s assessment of the impacts they will have on the ongoing financial reporting, see Note 2Z in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

Note 3 - Other Receivables and Prepaid Expenses

	June 30,	December 31,
	2016	2015

Government institutions	$446	$463
Prepaid expenses	652	624
Receivables under contractual obligations to be transferred to others *	262	533
Other receivables	611	563

	$1,971	$2,183

*	The Company’s subsidiary in Poland is required to collect certain fees that are to be transferred to local authorities.

On Track Innovations Ltd.
and Subsidiaries

Notes to the Interim Unaudited Condensed Consolidated Financial Statements

US dollars in thousands

Note 4 - Inventories

Inventories consist of the following:

	June 30,	December 31,
	2016	2015
Raw materials	$805	$944
Work in progress	209	174
Finished products	1,623	2,212

	$2,637	$3,330

Note 5 - Other Current Liabilities

	June 30,	December 31,
	2016	2015
Employees and related expenses	$697	$1,065
Accrued expenses	1,161	1,101
Customer advances	153	283
Advance payment from sale of property(1)	396	-
Other current liabilities	236	275

	$2,643	$2,724

(1) In connection with selling property subsequent to the balance sheet date see Note 11.

Note 6 - Commitments and Contingencies

A.	Legal claims

1.
In June 2013, prior to the Company's divestiture of its SmartID division, Merwell Inc. (“Merwell”) filed a claim against the Company before an agreed-upon arbitrator alleging breach of contract in connection with certain commissions claimed to be owed to Merwell with respect to the division’s activities in Tanzania.  These activities, along with all other activities of the SmartID division, were later assigned to and assumed by SuperCom in its purchase of the division. SuperCom undertook to indemnify the Company and hold it harmless against any liabilities the Company may incur in connection with Merwell’s consulting agreement and the arbitration.  An arbitration decision was issued on February 21, 2016, awarding Merwell approximately $855 for outstanding commissions, subject to further evaluation. The arbitration decision is being appealed and is thus not yet ripe for enforcement.  Regardless, as mentioned above, SuperCom is liable for all costs and liabilities arising out of this claim. Therefore, the financial statements do not include any provision for this claim.

On Track Innovations Ltd.
and Subsidiaries

Notes to the Interim Unaudited Condensed Consolidated Financial Statements

US dollars in thousands

Note 6 - Commitments and Contingencies (cont’d)

A.	Legal claims (cont’d)

2.	On October 3, 2013, a financial claim was filed against the Company and its then French subsidiary, Parx France (in this paragraph, together, the “Defendants”), in the Commercial Court of Paris, France (in this paragraph, the “Court”). The sum of the claim is Euro 1,500 (approximately $1,671), and is based on the allegation that the plaintiff sustained certain losses in connection with Defendants not granting the plaintiff exclusive marketing rights to distribute and operate the Defendants’ PIAF Parking System in Paris and the Ile of France. The Company filed an initial memorandum of defense rejecting the plaintiff’s allegations and claims. A technical hearing regarding this matter is scheduled for September 27, 2016. Based on the advice of counsel, the Company currently believes that it has no material obligations to the plaintiff and that there is no need for a provision for the claim.

B.	Guarantees

As of June 30, 2016, the Company has granted performance guarantees and guarantees to secure customer advances in the sum of $782. The expiration dates of the guarantees range from August 2016 to July 2017.

Note 7 – Discontinued operations

As described in Note 1C, the Company divested the SmartID division and presented these activities as discontinued operations.

During the six month periods ended June 30, 2016 and June 30, 2015, the Company recorded profit from contingent consideration in the amount of $2,139 and $387, respectively, derived from the Smart ID division divesture. This profit is presented below as ‘other income, net’ within income from discontinued operations for the six months ended June 30, 2016 and June 30, 2015.

The Company is entitled to additional contingent consideration up to approximately $1,400 in accordance with and subject to a certain earn-out mechanism previously stipulated in the Asset Purchase Agreement relating to the SmartID division divesture.

Set forth below are the results of the discontinued operations:

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Expenses	(151)	-	(212)	(25)
Other income, net	2,139	-	2,139	387
Net profit from discontinued operations	1,988	-	1,927	362

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

The carrying amounts of variable interest rate long-term loans are equivalent or approximate to their fair value as they bear interest at approximate market rates. As of June 30, 2016, the fair value of bank loans with fixed interest rates did not differ materially from the carrying amount.

As of June 30, 2016, the Company held approximately $6,342 of short-term bank deposits (as of December 31, 2015, $5,454). Short-term deposits in the amount of $2,242 have been pledged as security in respect of guarantees granted in respect of  performance guarantees, loans and credit lines received from a bank (as of December 31, 2015, $2,254) and cannot be pledged to others or withdrawn without the consent of the bank.

On Track Innovations Ltd.
and Subsidiaries

Notes to the Interim Unaudited Condensed Consolidated Financial Statements

US dollars in thousands

Note 9 – Equity

A.	Stock option plans

During the six months ended June 30, 2016 and June 30, 2015, 270,000 and 125,000 options were granted, respectively. The vesting period for the options ranges from one year to four years. The exercise prices for the options range from $0.44 to $1.68. Those options expire up to five years after the date of the grant. Any options which are forfeited or cancelled before expiration become available for future grants under the Company’s option plan.

The fair value of each option granted to employees and non-employees during the six months ended June 30, 2016 and June 30, 2015, for which the exercise price was greater than par value, was estimated on the date of grant, using the Black-Scholes model and the following assumptions:

1.	Dividend yield of zero percent for all periods.

2.	Risk-free interest rate of 1.18% and 1.21% for grants during the six months ended June 30, 2016 and June 30, 2015, respectively, based on U.S. Treasury yield curve in effect at the time of grant.

3.	Estimated expected lives of 3.56 and 3.5 years for grants during the six months ended June 30, 2016 and June 30, 2015, respectively, using the simplified method.

4.	Expected average volatility of 72% and 69% for grants during the six months ended June 30, 2016 and June 30, 2015, respectively, which represent a weighted average standard deviation rate for the price of the Company's Ordinary Shares on the NASDAQ Global Market and NASDAQ Capital Market.

The Company’s options activity (including options to non-employees) during the six months ended June 30, 2016 and options outstanding and options exercisable as of December 31, 2015 and June 30, 2016, are summarized in the following table:

	Number of	Weighted
	options	average exercise
	outstanding	price per share
Outstanding – December 31, 2015	1,601,379	$1.71

Options granted	270,000	0.76
Options expired or forfeited	(365,675)	2.09
Options exercised	(33,260)	0.45
Outstanding – June 30, 2016	1,472,444	1.47

Exercisable as of:
December 31, 2015	799,473	$1.85
June 30, 2016	696,795	$1.88

On Track Innovations Ltd.
and Subsidiaries

Notes to the Interim Unaudited Condensed Consolidated Financial Statements

US dollars in thousands

Note 9 – Equity (cont’d)

A.	Stock option plans (cont’d)

The weighted average fair value of options granted during the six months ended June 30, 2016 and during the six months ended June 30, 2015 is $0.41 and $0.8, respectively, per option. The aggregate intrinsic value of outstanding options as of June 30, 2016 and December 31, 2015 is approximately $101 and $8, respectively. The aggregate intrinsic value of exercisable options as of June 30, 2016 and December 31, 2015 is approximately $2 and $8, respectively.

The following table summarizes information about options outstanding and exercisable (including options to non-employees) as of June 30, 2016:

	Options outstanding			Options Exercisable
	Number	Weighted		Number	Weighted
	outstanding	average	Weighted	Outstanding	average	Weighted
	as of	remaining	Average	As of	remaining	Average
Range of	June 30,	contractual	Exercise	June 30,	contractual	Exercise
exercise price	2016	life (years)	Price	2016	life (years)	Price
$0.03	1,000	0.42	$0.03	1,000	0.42	$0.03
0.44-0.90	666,888	4.16	0.77	71,888	1.33	0.90
1.08-1.2	133,000	0.7	1.09	133,000	0.7	1.09
1.46	50,000	2.05	1.46	30,000	2.05	1.46
1.67-1.76	105,000	1.74	1.68	75,000	1.04	1.69
2.32-2.36	454,334	2.87	2.34	353,685	2.87	2.34
3.03-3.18	62,222	2.08	$3.08	32,222	1	$3.13
	1,472,444	3.11		696,795	1.97

As of June 30, 2016, there was approximately $350 of total unrecognized compensation cost related to non-vested stock-based compensation arrangements. That cost is expected to be recognized over a weighted-average period of approximately 1.25 years.

During the six months ended June 30, 2016 and June 30, 2015, the Company recorded stock-based compensation expenses in the amount of $105 and $332, respectively, in accordance with ASC 718 “Compensation-Stock Compensation.”

B.	Warrants

During the six months ended June 30, 2016, 281,369 warrants expired and 36,142 warrants were converted to ordinary shares.

As of June 30, 2016 there are no remaining outstanding warrants.

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

Information regarding the results of each reportable segment is included below based on the internal management reports that are reviewed by the CODM.

	Three months ended June 30, 2016
	Petroleum	Retail and Mass Transit Ticketing	Parking	Other	Consolidated

Revenues	$831	$3,239	$279	$740	$5,089

Reportable segment gross profit *	497	1,806	194	350	2,847

Reconciliation of reportable segment
gross profit to gross profit for the period

Depreciation					(188)
Stock-based compensation					(4)

Gross profit for the period					$2,655

	Three months ended June 30, 2015
	Petroleum	Retail and Mass Transit Ticketing	Parking	Other	Consolidated

Revenues	$955	$3,608	$409	$444	$5,416

Reportable segment gross profit *	560	1,866	256	222	2,904

Reconciliation of reportable segment
gross profit to gross profit for the period

Depreciation					(191)
Stock-based compensation					(15)

Gross profit for the period					$2,698

* Gross profit as reviewed by the CODM, represents gross profit, adjusted to exclude depreciation and stock-based compensation.

On Track Innovations Ltd.
and Subsidiaries

Notes to the Interim Unaudited Condensed Consolidated Financial Statements

US dollars in thousands

Note 10 - Operating segments (cont’d)

	Six months ended June 30, 2016
	Petroleum	Retail and Mass Transit Ticketing	Parking	Other	Consolidated

Revenues	$1,940	$6,138	$584	$1,304	$9,966

Reportable segment gross profit *	1,198	3,330	407	642	5,577

Reconciliation of reportable segment
gross profit to profit for the period

Depreciation					(377)
Stock-based compensation					-

Gross profit for the period					$5,200

	Six months ended June 30, 2015
	Petroleum	Retail and Mass Transit Ticketing	Parking	Other	Consolidated

Revenues	$2,095	$6,715	$750	$831	$10,391

Reportable segment gross profit *	1,202	3,464	474	419	5,559

Reconciliation of reportable segment
gross profit to profit for the period

Depreciation					(363)
Stock-based compensation					(28)

Gross profit for the period					$5,168

* Gross profit as reviewed by the CODM, represents gross profit, adjusted to exclude depreciation and stock-based compensation.

On Track Innovations Ltd.
and Subsidiaries

Notes to the Interim Unaudited Condensed Consolidated Financial Statements

US dollars in thousands

Note 11 – Significant events during the reporting period and subsequent events

1.
On May 7, 2016, the Company entered into an agreement pursuant to which the Company will sell its headquarters building in Rosh Pina, Israel, to a third party for a consideration of NIS 7,000 (approximately $1,820 that is similar to the building’s book value as of June 30, 2016) and will lease back the portion of the building necessary for its current operations. As of June 30, 2016, the Company received an advance payment in the amount of $396 from the purchaser. The leaseback period is two years and the annual rent is approximately $130. The Company has the right to extend the lease by two additional periods on the same terms. Each optional extension period is for one year. Subject to the fulfillment of certain conditions, the sale is expected to be completed and the operating lease is expected to commence in the third quarter of 2016. The present value of the minimum lease payments for the leaseback is more than 10% of the fair value of the asset sold. Therefore, the Company will retain more than a minor portion of the use of the building and continue to classify it as held and used within ‘property, plant and equipment, net’ as of June 30, 2016, and not as held for sale.

2.
On July 20, 2016, the Company entered into an Asset Purchase Agreement with Atrinet Ltd. and certain subsidiaries thereof (collectively, “Atrinet”), pursuant to which the Company will sell and Atrinet will purchase, subject to the completion of certain closing conditions, the ongoing operations, including transfer of related employees, as well as intellectual property directly related to the parking business for a non-material amount. The transaction is expected to close in the third quarter of 2016. As of June 30, 2016, the parking operating has not met the criteria to be classified as discontinued operation.

3.
On July 25, 2016, the Company and AT&T Mobility LLC ("AT&T") entered into a settlement agreement resolving the litigation. As a result of this settlement, the lawsuit was dismissed on August 8, 2016. The amount of the revenues from the settlement will be recognized in the third quarter of 2016.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward - Looking Statements

The statements contained in this Quarterly Report on Form 10-Q, or Quarterly Report, that are not historical facts are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 and other federal securities laws. Such forward-looking statements may be identified by, among other things, the use of forward-looking terminology such as "believes", "intends", "plans", "expects", "may", "will", "should",  or "anticipates" or the negative thereof or other variations thereon or comparable terminology, and similar expressions are intended to identify forward-looking statements.  We remind readers that forward-looking statements are merely predictions and therefore are inherently subject to uncertainties and other factors and involve known and unknown risks that could cause the actual results, performance, levels of activity, or our achievements, or industry results, to be materially different from any actual future results, performance, levels of activity, or our achievements, or industry results, expressed or implied by such forward-looking statements. Such forward-looking statements may appear in this Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” as well as elsewhere in this Quarterly Report and include, among other statements, statements regarding the following:

•	the expected development and potential benefits from our existing or future products or our intellectual property, or IP;
•	generation of revenues from licensing, transaction fees and/or other arrangements;
•	future sources of revenue, ongoing relationships with current and future suppliers, customers, end-user customers and resellers;
•	future costs and expenses and adequacy of capital resources;
•	our intention to continue to expand our market presence via strategic partnerships around the globe;
•	our plans to increase our cash resources, such as by capitalizing on our patent portfolio, sales of assets or parts of our business or raising funds;
•	our plans to reduce our financial expenses;
•	our expectations regarding our short-term and long-term capital requirements;
•	our intention to continue to invest in research and development;
•	the expected settlement of pending litigation;
•	our expected sales of our parking business and our headquarters building;
•	our outlook for the coming months; and
•	information with respect to any other plans and strategies for our business.

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

Overview

We are a pioneer and leading developer of cutting-edge secure cashless payment solutions, providing global enterprises with innovative technology for over two decades. We currently operate in three main segments: Petroleum, Retail and Mass Transit Ticketing and Parking. In addition to our three reportable segments, products of our MediSmart solutions and other secure smart card solutions are classified under “Other” in segment analyses appearing in this Quarterly Report.

Our field-proven suite of cashless payment solutions is based on an extensive IP portfolio, including registered patents and patent applications worldwide. Since our incorporation in 1990, we have built an international reputation for reliability and innovation, deploying hundreds of solutions for banking, mobile network operators, vending, mass transit, petroleum and parking.

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

Recently, we have significantly cut costs and reduced operating expenses, in part by outsourcing part of our manufacturing activities. We have also continued our efforts to focus on our core business by entering into an agreement for the sale of our parking business, which transaction is expected to close in the third quarter of 2016. Additionally, we have recently regained compliance with The Nasdaq Stock Market’s minimum listing requirements.

RESULTS OF OPERATIONS – THREE MONTHS ENDED JUNE 30, 2016 COMPARED TO THREE MONTHS ENDED JUNE 30, 2015, AND SIX MONTHS ENDED JUNE 30, 2016 COMPARED TO SIX MONTHS ENDED JUNE 30, 2015

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

Three months ended June 30, 2016, compared to the three months ended June 30, 2015

Sources of Revenue

We have historically derived a substantial majority of our revenues from the sale of our products, including both complete systems and original equipment manufacturer components and also, less significantly, from engineering services, customer services and technical support. In addition, we generate revenues from licensing and transaction fees. During the three months ended June 30, 2016 and June 30, 2015, the revenues that we derived from sales and licensing and transaction fees were as follows (in thousands):

	Three months ended June 30,
	2016	2015
Sales	$3,708	$4,057
Licensing and transaction fees	$1,381	$1,359
Total revenues	$5,089	$5,416

Sales. Sales decreased by $349,000, or 9%, in the three months ended June 30, 2016, compared to the three months ended June 30, 2015. The decrease is mainly attributed to a decrease in Retail and Mass Transit Ticketing segment sales in the United States, partially offset by an increase in sales of MediSmart products.

 Licensing and transaction fees. Licensing and transaction fees include single and periodic payments for distribution rights for our products as well as licensing our IP rights to third parties. Transaction fees are paid by customers based on the volume of transactions processed by systems that contain our products. Our licensing and transaction fees in the three months ended June 30, 2016, compared to the three months ended June 30, 2015, remained consistent.

We have historically derived revenues from different geographical areas.  The following table sets forth our revenues, by dollar amount (in thousands) and as a percentage of quarterly revenues in different geographical areas, in the three months ended June 30, 2016 and June 30, 2015:

Three months ended June 30,	Africa		Europe		Asia		Americas
2016	$1,131	22%	$1,566	31%	$279	5%	$2,113	42%
2015	$855	16%	$1,518	28%	$335	6%	$2,708	50%

Our revenues from sales in Africa increased by $276,000, or 32%, in the three months ended June 30, 2016, compared to the three months ended June 30, 2015, mainly due to an increase in sales of our MediSmart products.

Our revenues from sales in Europe increased by $48,000, or 3%, in the three months ended June 30, 2016, compared to the three months ended June 30, 2015, mainly due to an increase in sales of our otiMetry solution, partially offset by a decrease in Petroleum and Parking products sales.

Our revenues from sales in Asia decreased by $56,000, or 17%, in the three months ended June 30, 2016, compared to the three months ended June 30, 2015, mainly due to a decrease in sales of our Petroleum products.

Our revenues from sales in Americas decreased by $595,000, or 22%, in the three months ended June 30, 2016, compared to the three months ended June 30, 2015, mainly due to a decrease in sales of NFC readers to the U.S. market.

Our revenues derived from outside the United States, which are primarily received in currencies other than the U.S. dollar, will have a varying impact upon our total revenues, as a result of fluctuations in such currencies’ exchange rates versus the U.S. dollar.

The following table sets forth our revenues by dollar amount (in thousands) and as a percentage of revenues by segments, during the three months ended June 30, 2016 and June 30, 2015:

Three months ended June 30,	Petroleum		Parking		Retail and Mass Transit Ticketing		Other
2016	$831	16%	$279	5%	$3,239	64%	$740	15%
2015	$955	17%	$409	8%	$3,608	67%	$444	8%

Our revenues in the three months ended June 30, 2016 from Petroleum decreased by $124,000, or 13%, compared to the three months ended June 30, 2015, mainly due to a decrease in sales in Europe and South America, partially offset by an increase in sales of Petroleum products in Africa.

Our revenues in the three months ended June 30, 2016 from the Parking segment decreased by $130,000, or 32%, compared to the three months ended June 30, 2015, mainly due to a decrease in sales generated in Europe.

Our revenues from Retail and Mass Transit Ticketing in the three months ended June 30, 2016 decreased by $369,000, or 10%, compared to the three months ended June 30, 2015, mainly due to a decrease in sales of NFC readers in the United States, partially offset by an increase in sales of our otiMetry solution in Europe.

Our revenues in the three months ended June 30, 2016, from our other segment increased by $296,000, or 67%, compared to the three months ended June 30, 2015, mainly due to an increase in sales of MediSmart products in East Africa.

Cost of Revenues and Gross Margin

Our cost of revenues, presented by gross profit and gross margin percentage, in the three months ended June 30, 2016 and June 30, 2015, were as follows (dollar amounts in thousands):

	Three months ended June 30,
	2016	2015
Cost of sales	$2,434	$2,718
Gross profit	$2,655	$2,698
Gross margin percentage	52%	50%

Cost of sales.  Cost of sales consists primarily of materials, as well as salaries, fees to subcontractors and related costs of our technical staff that assemble our products.  The decrease of $284,000, or 10%, in the three months ended June 30, 2016, compared to the three months ended June 30, 2015, resulted primarily from our strategic decision to cease in-house manufacturing activities and from a decrease in our revenues.

Gross margin. The increase in gross margin in the three months ended June 30, 2016, compared to the three months ended June 30, 2015, is primarily attributed to a decrease in employment expenses due to our strategic decision to outsource all of our manufacturing and product assembly to third-party vendors.

Operating expenses

Our operating expenses in the three months ended June 30, 2016 and June 30, 2015, were as follows (in thousands):

Operating expenses	Three months ended June 30,
	2016	2015
Research and development	$784	$937
Selling and marketing	$1,504	$1,772
General and administrative	$912	$1,143
Patent litigation and maintenance	$11	$283
Other expenses	$-	$433
Total operating expenses	$3,211	$4,568

 Research and development.  Our research and development expenses consist primarily of the salaries and related expenses of our research and development staff, as well as subcontracting expenses. The decrease of $153,000, or 16%, in the three months ended June 30, 2016, compared to the three months ended June 30, 2015, is primarily attributed to a decrease in the number of research and development employees due to our cost cutting plan.

Selling and marketing.  Our selling and marketing expenses consist primarily of salaries and substantially all of the expenses of our sales and marketing subsidiaries and offices in the United States, South Africa and Europe, as well as expenses related to advertising, professional expenses and participation in exhibitions and tradeshows. The decrease of $268,000, or 15%, in the three months ended June 30, 2016, compared to the three months ended June 30, 2015, is primarily attributed to a decrease in employment expenses of selling and marketing employees who left the Company by the end of 2015, and to a lesser extent to a decrease in exhibition and advertising expenses. Our selling and marketing expenses may increase in the future as we continue to expand our local sales and marketing efforts, open new offices and in the event that we hire additional personnel.

 General and administrative.  Our general and administrative expenses consist primarily of salaries and related expenses of our executive management and financial and administrative staff. These expenses also include costs of our professional advisors (such as lawyers and accountants), office expenses, insurance and provision for doubtful accounts. The decrease of $231,000, or 20%, in the three months ended June 30, 2016, compared to the three months ended June 30, 2015, is primarily attributed to a decrease in employment expenses, to a decrease in stock-based compensation related to options granted to employees and to a decrease in office expenses.

 Patent litigation and maintenance expenses. Our patent litigation and maintenance expenses consist primarily of professional advisors related to our patents and other IP, such as lawyers or other consultants, as part of the Company's plan to maximize the value of our IP, and also consist of salaries and related expenses of our team of employees executing this strategy. The decrease of $272,000, or 96%, in the three months ended June 30, 2016, compared to the three months ended June 30, 2015, is primarily attributed to a decrease in employment expenses related to the termination of employment of one of our former directors as chief executive officer of our U.S. subsidiary, who led the Company's efforts to maximize the value of our patents portfolio until August 2015.

 Other expenses. Our other expenses in the three months ended June 30, 2015 consist of partial compensation expenses provision related to the termination of employment of our former Chief Executive Officer, Mr. Ofer Tziperman, according to his employment terms, following his resignation from the Company and its subsidiaries on February 10, 2015. No other expenses were recorded in the three months ended June 30, 2016.

Financing expenses, net

Our financing expenses, net, in the three months ended June 30, 2016 and June 30, 2015 were as follows (in thousands):

	Three months ended June 30,
	2016	2015
Financing income	$30	$31
Financing expenses	$(97)	$(226)
Financing expenses, net	$(67)	$(195)

 Financing expenses consist primarily of interest payable on bank loans, bank commissions and foreign exchange losses. Financing income consists primarily of foreign exchange gains and interest earned on investments in short-term deposits. Our financing income in the three months ended June 30, 2016, compared to the three months ended June 30, 2015, remained consistent. The decrease in financing expenses in the three months ended June 30, 2016, compared to the three months ended June 30, 2015, of $129,000, or 57%, is mainly due to decreased foreign exchange losses from exchange rate differentials of the U.S. dollar against the South African Rand.

Net loss from continuing operations

Our net loss from continuing operations in the three months ended June 30, 2016 and June 30, 2015, was as follows (in thousands):

	Three months ended June 30,
	2016	2015
Net loss from continuing operations	$(639)	$(2,049)

The decrease of $1.4 million, or 69%, in the three months ended June 30, 2016, compared to the three months ended June 30, 2015, is primarily due a decrease in our operating expenses and a decrease in financing expenses, net partially offset by a decrease in our gross profit, as described above.

Net profit from discontinued operations

Our net profit from discontinued operations in the three months ended June 30, 2016 and June 30, 2015, was as follows (in thousands):

	Three months ended June 30,
	2016	2015
Net profit from discontinued operations	$1,988	$-

The net profit from discontinued operations of $2 million in the three months ended June 30, 2016, is attributed mainly to the $2.1 million settlement fee related to litigation with SuperCom Ltd. relating to the sale of certain assets, subsidiaries and IP directly related to our SmartID division. No profit from discontinued operations was recorded in the three months ended June 30, 2015.

Net income (loss)

Our net income (loss) in the three months ended June 30, 2016 and June 30, 2015, was as follows (in thousands):

	Three months ended June 30,
	2016	2015
Net income (loss)	$1,349	$(2,049)

The increase in net income of $3.4 million, in the three months ended June 30, 2016, compared to the three months ended June 30, 2015, is primarily due to a decrease in our operating expenses, an increase in net profit from discontinued operations and a decrease in financing expenses, net partially offset by a decrease in our gross profit as described above.

Six months ended June 30, 2016, compared to the six months ended June 30, 2015

Sources of Revenue

During the six months ended June 30, 2016 and June 30, 2015, the revenues that we derived from sales and licensing and transaction fees were as follows (in thousands):

	Six months ended June 30,
	2016	2015
Sales	$7,201	$7,654
Licensing and transaction fees	$2,765	$2,737
Total revenues	$9,966	$10,391

Sales. Sales decreased by $453,000, or 6%, in the six months ended June 30, 2016, compared to the six months ended June 30, 2015. The decrease is mainly attributed to a decrease in Retail and Mass Transit Ticketing segment sales in the United States, partially offset by an increase in sales of MediSmart products.

  Licensing and transaction fees. Our licensing and transaction fees in the six months ended June 30, 2016, compared to the six months ended June 30, 2015, remained consistent.

The following table sets forth our revenues, by dollar amount (in thousands) and as a percentage of revenues in different geographical areas, in the six months ended June 30, 2016 and June 30, 2015:

Six months ended June 30,	Africa		Europe		Asia		Americas
2016	$1,967	20%	$3,100	31%	$550	5%	$4,349	44%
2015	$1,724	16%	$2,998	29%	$712	7%	$4,957	48%

Our revenues from sales in Africa increased by $243,000, or 14%, in the six months ended June 30, 2016, compared to the six months ended June 30, 2015, mainly due to an increase in sales of our MediSmart products, partially offset due to fluctuation in the currency exchange rate for South African Rand versus the U.S. dollar.

Our revenues from sales in Europe increased by $102,000, or 3%, in the six months ended June 30, 2016, compared to the six months ended June 30, 2015, mainly due to an increase in sales of our otiMetry solution and from an increase in our Mass Transit Ticketing sales in Poland, partially offset by a decrease in Petroleum and Parking products sales.

Our revenues from sales in Asia decreased by $162,000, or 23%, in the six months ended June 30, 2016, compared to the six months ended June 30, 2015, mainly due to a decrease in sales of Petroleum and Parking products.

Our revenues from sales in Americas decreased by $608,000, or 12%, in the six months ended June 30, 2016, compared to the six months ended June 30, 2015, mainly due to a decrease in sales of NFC readers to the U.S. market, partially offset by an increase in sales of Petroleum products to the South American market.

Our revenues derived from outside the United States, which are primarily received in currencies other than the U.S. dollar, will have a varying impact upon our total revenues, as a result of fluctuations in such currencies’ exchange rates versus the U.S. dollar.

The following table sets forth our revenues by dollar amount (in thousands) and as a percentage of revenues by segments, during the six months ended June 30, 2016 and June 30, 2015:

Six months ended June 30,	Petroleum		Parking		Retail and Mass Transit Ticketing		Other
2016	$1,940	19%	$584	6%	$6,138	62%	$1,304	13%
2015	$2,095	20%	$750	7%	$6,715	65%	$831	8%

Our revenues in the six months ended June 30, 2016 from Petroleum decreased by $155,000, or 7%, compared to the six months ended June 30, 2015, mainly due to a decrease in sales in Europe and Asia and unfavorable exchange rates in South Africa, partially offset by an increase in sales of Petroleum products in South America.

Our revenues in the six months ended June 30, 2016 from the Parking segment decreased by $166,000, or 22%, compared to the six months ended June 30, 2015, mainly due to a decrease in sales generated in Europe.

Our revenues from Retail and Mass Transit Ticketing in the six months ended June 30, 2016 decreased by $577,000, or 9%, compared to the six months ended June 30, 2015, mainly due to a decrease in sales of NFC readers in the United States, partially offset by an increase in sales of our otiMetry solution in Europe and an increase in our Mass Transit Ticketing sales in Poland.

Our revenues in the six months ended June 30, 2016, from our Other segment increased by $473,000, or 57%, compared to the six months ended June 30, 2015, mainly due to an increase in sales of MediSmart products in East Africa.

Cost of Revenues and Gross Margin

Our cost of revenues, presented by gross profit and gross margin percentage, in the six months ended June 30, 2016 and June 30, 2015, were as follows (dollar amounts in thousands):

	Six months ended June 30,
	2016	2015
Cost of sales	$4,766	$5,223
Gross profit	$5,200	$5,168
Gross margin percentage	52%	50%

Cost of sales.  The decrease of $457,000, or 9%, in the six months ended June 30, 2016, compared to the six months ended June 30, 2015, resulted primarily from our strategic decision to cease in-house manufacturing activities and from a decrease in our revenues.

Gross margin. The increase in gross margin in the six months ended June 30, 2016, compared to the six months ended June 30, 2015, is primarily attributed to a decrease in employment expenses due to our strategic decision to outsource all of our manufacturing and product assembly to third-party vendors.

Operating expenses

Our operating expenses in the six months ended June 30, 2016 and June 30, 2015, were as follows (in thousands):

Operating expenses	Six months ended June 30,
	2016	2015
Research and development	$1,535	$1,905
Selling and marketing	$3,090	$3,658
General and administrative	$1,850	$2,384
Patent litigation and maintenance	$28	$459
Other expenses	$-	$510
Total operating expenses	$6,503	$8,916

 Research and development.  The decrease of $370,000, or 19%, in the six months ended June 30, 2016, compared to the six months ended June 30, 2015, is primarily attributed to a decrease in the number of research and development employees due to our cost cutting plan.

Selling and marketing.  The decrease of $568,000, or 16%, in the six months ended June 30, 2016, compared to the six months ended June 30, 2015, is primarily attributed to a decrease in employment expenses of selling and marketing employees who left the Company by the end of 2015, and to a lesser extent to a decrease in exhibitions and traveling expenses. Our selling and marketing expenses may increase in the future as we continue to expand our local sales and marketing efforts, open new offices and in the event that we hire additional personnel.

 General and administrative.  The decrease of $534,000, or 22%, in the six months ended June 30, 2016, compared to the six months ended June 30, 2015, is primarily attributed to a decrease in employment expenses, a decrease in stock-based compensation related to options granted to employees, a decrease in professional expenses and a decrease in office expenses.

 Patent litigation and maintenance expenses. The decrease of $431,000, or 94%, in the six months ended June 30, 2016, compared to the six months ended June 30, 2015, is primarily attributed to a decrease in employment expenses related to the termination of employment of one of our former directors as chief executive officer of our U.S. subsidiary, who led the Company's efforts to maximize the value of our patents portfolio until August 2015.

 Other expenses. Our other expenses in the six months ended June 30, 2015, consist of partial compensation expenses provision related to the termination of employment of our former Chief Executive Officer, Mr. Ofer Tziperman, according to his employment terms, following his resignation from the Company and its subsidiaries on February 10, 2015. No other expenses were recorded in the six months ended June 30, 2016.

Financing expenses, net

Our financing expenses, net, in the six months ended June 30, 2016 and June 30, 2015, were as follows (in thousands):

	Six months ended June 30,
	2016	2015
Financing income	$54	$79
Financing expenses	$(225)	$(499)
Financing expenses, net	$(171)	$(420)

 The decrease of financing income in the six months ended June 30, 2016, compared to the six months ended June 30, 2015, of $25,000, or 32%, is mainly due to decrease in foreign exchange gains, partially offset by an increase interest income earned on investments in short-term deposits. The decrease in financing expenses in the six months ended June 30, 2016, compared to the six months ended June 30, 2015, of $274,000, or 55%, is mainly due to decreased foreign exchange losses from exchange rate differentials of the U.S. dollar against the South African Rand.

Net loss from continuing operations

Our net loss from continuing operations in the six months ended June 30, 2016 and June 30, 2015, was as follows (in thousands):

	Six months ended June 30,
	2016	2015
Net loss from continuing operations	$(1,506)	$(4,171)

The decrease of $2.7 million, or 64%, in the six months ended June 30, 2016, compared to the six months ended June 30, 2015, is primarily due to an increase in our gross profit, a decrease in our operating expenses and a decrease in financing expenses, net, as described above.

Net profit from discontinued operations

Our net profit from discontinued operations in the six months ended June 30, 2016 and June 30, 2015, was as follows (in thousands):

	Six months ended June 30,
	2016	2015
Net profit from discontinued operations	$1,927	$362

The increase in net profit from discontinued operations of $1.6 million in the six months ended June 30, 2016, compared to the six months ended June 30, 2015, is attributed to the $2.1 million settlement fee related to litigation with SuperCom Ltd. relating to the sale of certain assets, certain subsidiaries and IP assets directly relate to our SmartID division.

Net income (loss)

Our net income loss in the six months ended June 30, 2016 and June 30, 2015, was as follows (in thousands):

	Six months ended June 30,
	2016	2015
Net income (loss)	$421	$(3,809)

The increase in net income of $4.2 million, in the six months ended June 30, 2016, compared to the six months ended June 30, 2015, is due to an increase in our gross profit, a decrease in our operating expenses, an increase in net profit from discontinued operations and to a decrease in financing expenses, net.

Liquidity and Capital Resources

Our principal sources of liquidity since our inception have been sales of equity securities, borrowings from banks, cash from the exercise of options and warrants and proceeds from divestitures of parts of our businesses. We had cash, cash equivalents and short-term investments representing bank deposits of $11.2 million as of June 30, 2016, and $10.9 million as of December 31, 2015 (of which amounts of $2.2 million and $2.3 million, respectively, had then been pledged as a security in respect of performance guarantees granted to third parties and guarantees to secure customer advances, loans and credit lines received from a bank). We believe that we have sufficient capital resources to fund our operations in the next 12 months.

We adhere to an investment policy which is intended to enable the Company to avoid being classified as a “passive foreign investment company,” or PFIC, under U.S. law. That said, we cannot provide complete assurance that PFIC status will be avoided in the future.  In addition, our investment policy requires investment in high-quality investment-grade securities.

As of June 30, 2016, the balance of bank loans that we borrowed are denominated in the following currencies: U.S. dollars ($305,000, with maturity dates ranging from 2016 through 2019), NIS ($301,000, with maturity dates ranging from 2016 through 2019), South African Rand ($632,000, with maturity dates ranging from 2016 through 2023) and Polish Zloty ($1.6 million, with maturity dates ranging from 2016 through 2019). As of June 30, 2016 these loans bear interest at rates ranging from 3.15%-10.5% per annum. Our composition of long-term loans as of June 30, 2016, was as follows (in thousands):

June 30, 2016
Long-term loans	$2,867
Less - current maturities	1,008
$1,859

Our composition of short-term loans, bank credit and current maturities of long-term loans as of June 30, 2016 was as follows (in thousands):

	June 30, 2016
	Interest rate
In NIS	4.35%	$703
In U.S. dollars	4.23%	1,766
In Polish Zloty	3.15%	377
		2,846
Current maturities of long-term loans		1,008
		$3,854

On November 4, 2014, the Company signed a financial and restrictive covenant with Bank Leumi in order to secure bank services and obtain bank credit and loans. Under the covenant, we are obligated to meet the following: (i) our total liquid deposits will not be less than $6.0 million at any time; (ii) beginning January 1, 2015, our annual operational profit on an Earnings Before Interest, Taxes, Depreciation and Amortization, or EBITDA, basis will not be less than $1.0 million; (iii) our annual revenues will not be less than $20.0 million; and (iv) for 2015, equity is required to be at a level of 28% of the total assets and equity sum of no less than $10.5 million; for 2016 and onwards, equity is required to be at a level of 30% of the total assets and equity sum of no less than $11.0 million. As of December 31, 2015, the Company had not been in compliance with the covenants regarding annual operational profit on an EBITDA basis and annual revenues. On December 31, 2015, the bank issued a waiver waiving its right to demand prepayment of the Company’s liabilities. The bank’s waiver was conditioned on our compliance with the covenants in our 2016 annual financial statements to be submitted to the bank by March 31, 2017. We believe it is reasonably possible that no covenant violation will occur that will require prepayment of our liabilities.

For the six months ended June 30, 2016, we had a negative cash flow from continuing operations of $1.3 million. We may continue to suffer from negative cash flow from operations. We are looking for ways to increase our cash resources, such as capitalizing on our patent portfolio, sales of assets or parts of our business or raising funds. In addition, we are looking for ways to reduce our financial expenses, including repayment of debt instruments and reduction in operating expenses.

We have an effective Form S-3 registration statement, filed under the Securities Act of 1933, as amended, with the SEC using a “shelf” registration process. Under this shelf registration process, we may, from time to time, sell ordinary shares, warrants to purchase ordinary shares, and units of such securities in one or more offerings up to a total dollar amount of $50,000,000.

On May 7, 2016, we entered into an agreement pursuant to which we will sell our headquarters building in Rosh Pina, Israel, to a third party for a consideration of NIS 7 million (approximately $1.8 million) and will lease back the portion of the building necessary for our current operations. As of June 30, 2016, we received an advance in the amount of approximately $400,000 from the purchaser. The leaseback period is two years and the annual rent is approximately $130,000. We have the right to extend the lease by two additional periods on the same terms. Each optional extension period is for one year. Subject to the fulfillment of certain conditions, the sale is expected to be completed and the lease is expected to commence in the third quarter of 2016.

On July 20, 2016 we entered into an Asset Purchase Agreement with Atrinet Ltd. and certain subsidiaries thereof (collectively, “Atrinet”), pursuant to which we will sell and Atrinet will purchase, subject to the completion of certain closing conditions, the ongoing operations, including transfer of related employees, as well as intellectual property directly related to our parking business for a non-material amount. The transaction is expected to close in the third quarter of 2016.

Operating activities related to continuing operations

For the six months ended June 30, 2016, net cash used in continuing operating activities was $1.3 million, primarily due to a $1.5 million net loss from continuing operations, a $1.1 million increase in trade receivables, , a $489,000 decrease in other current liabilities, and a $117,000 decrease in accrued severance pay, partially offset by a $691,000 decrease in inventory, $620,000 of depreciation, a $210,000 decrease in other receivables and prepaid expenses, a $190,000 increase in trade payables, a $105,000 expense due to stock based compensation issued to employees,  a $55,000 decrease in accrued interest and a $32,000 increase in deferred tax liability.

For the six months ended June 30, 2015, net cash used in continuing operating activites was $2.3 million, primarily due to a $4.2 million net loss from continuing operations, a $274,000 decrease in trade payables, a $42,000 decrease in accrued interest, and a $20,000 decrease in accrued severance pay, partially  offset by depreciation expenses of $617,000, a $482,000 decrease in trade receivables, a $374,000 decrease in other receivables and prepaid expenses, a $332,000 expense due to stock based compensation issued to employees and others, a $290,000 decrease in inventory, a $119,000 increase in other current liabilities and a $1,000 increase in deferred tax liability.

Operating activities related to discontinued operations

For the six months ended June 30, 2016, net cash used in discontinued operating activities was $105,000, related to the SmartID division.

For the six months ended June 30, 2015, net cash used in discontinued operating activities was $25,000, related to the SmartID division.

Investing and financing activities related to continuing operations

For the six months ended June 30, 2016, net cash used in continuing investing activities was $725,000, mainly due to a $884,000 change in short-term investments, net, $139,000 of purchases of property and equipment, a $98,000 investment in capitalized product costs, partially offset by $396,000 of advance payment from sale of property.

For the six months ended June 30, 2015, net cash provided by continuing investing activities was $1.4 million, mainly due to $2.2 million proceeds from the maturity and sale of short-term investments, partially offset by $463,000 of purchases of property and equipment, $67,000 investment in capitalized product costs and $281,000 investment in restricted deposit for employees benefit.

For the six months ended June 30, 2016, net cash used in continuing financing activities was $430,000, mainly due to a $538,000 repayment of long-term bank loans, partially offset by a $81,000 increase in short-term bank credit, net and $27,000 of proceeds from long-term bank loans.

For the six months ended June 30, 2015, net cash provided by continuing financing activities was $851,000, mainly due to an $809,000 increase in short-term bank credit, net and $446,000 of proceeds from long-term bank loans, partially offset by a $404,000 repayment of long-term bank loans.

Investing and financing activities related to discontinued operations

For the six months ended June 30, 2016, net cash provided by discontinued investing activities was $1.9 million, is attributed to the $2.1 million paid by SuperCom Ltd. under the terms of its settlement agreement with us.

 For the six months ended June 30, 2015, net cash provided by discontinued investing activities was $387,000 due to contingent consideration received related to the Smart ID division divesture.

 We had no cash flows provided by or used in discontinued financing activities in the six months ended June 30, 2016 and June 30, 2015.

Off Balance Sheet Arrangements

 As of June 30, 2016, we had no off balance sheet arrangements that have had or that we expect would be reasonably likely to have a future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

Changes in Internal Control Over Financial Reporting - There has been no change in our internal control over financial reporting during the second quarter of fiscal 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

As previously reported in our Form 10-Q and on Form 10-K filed with the SEC on November 16, 2015 and March 28, 2016, respectively, on September 30, 2015, we filed a patent infringement lawsuit in the United States District Court for the Southern District of New York against AT&T Mobility LLC (“AT&T”) alleging and seeking monetary damages for direct infringement of U.S. Patent No. 6,045,043.  On July 25, 2016, we and AT&T entered into a settlement agreement resolving the litigation. As a result of this settlement, the lawsuit was dismissed on August 8, 2016. The amount of the revenues will derive from the settlement will be recognized in the third quarter of 2016.

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

101 *
The following materials from our Quarterly Report on Form 10-Q for the quarter ended June 30, 2016 formatted in XBRL (eXtensible Business Reporting Language): (i) the Interim Condensed Consolidated Balance Sheets, (ii) the Interim Condensed Consolidated Statements of Operations, (iii) the Interim Condensed Consolidated Statements of Comprehensive Loss, (iv) the Interim Condensed Statements of Changes in Equity, (v) the Interim Condensed Consolidated Statements of Cash Flows, and (vi) the Notes to Interim Condensed Consolidated Financial Statements, tagged as blocks of text and in detail.

*Filed herewith.

** Furnished herewith.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ON TRACK INNOVATIONS LTD.

By: /s/ Shlomi Cohen
Shlomi Cohen, Chief Executive Officer
(Principal Executive Officer)
Dated: August 15, 2016

By: /s/ Yishay Curelaru
Yishay Curelaru, Chief Financial Officer
(Principal Financial and Accounting Officer)
Dated:  August 15, 2016