Form 10-Q
period 2016-09-30
ON TRACK INNOVATIONS LTD
filed 2016-11-14
CIK 1021604

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

Yes ☐    No ☒

State the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: 40,941,376 Ordinary Shares outstanding as of November 10, 2016.

ON TRACK INNOVATIONS LTD.

TABLE OF CONTENTS

		Page
Part I - Financial Information

Item 1.	Financial Statements	3

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	4

Item 4.	Controls and Procedures	17

Part II - Other Information

Item 6.	Exhibits	17

	Signatures	18

2

PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements.

ON TRACK INNOVATIONS LTD. AND ITS SUBSIDIARIES

INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As of September 30, 2016

(Unaudited)

3

On Track Innovations Ltd.

and its Subsidiaries

Interim Unaudited Condensed Consolidated Financial Statements as of September 30, 2016

Contents

Page

Interim Unaudited Condensed Consolidated Balance Sheets	F-2 - F-3

Interim Unaudited Condensed Consolidated Statements of Operations	F-4

Interim Unaudited Condensed Consolidated Statements of Comprehensive Income (Loss)	F-5

Interim Unaudited Condensed Consolidated Statements of Changes in Equity	F-6

Interim Unaudited Condensed Consolidated Statements of Cash Flows	F-7 - F-8

Notes to the Interim Unaudited Condensed Consolidated Financial Statements	F-9 - F-18

On Track Innovations Ltd.

and its Subsidiaries

Interim Unaudited Condensed Consolidated Balance Sheets

US dollars in thousands except share and per share data

	September 30,	December 31,
	2016	2015*

Assets

Current assets
Cash and cash equivalents	$6,937	$5,450
Short-term investments	5,984	5,454
Trade receivables (net of allowance for doubtful accounts of $769 and $778 as of September 30, 2016 and December 31, 2015, respectively)	3,692	2,418
Other receivables and prepaid expenses	1,903	2,183
Inventories	2,704	3,330
Total current assets	21,220	18,835

Long-term restricted deposit for employees benefit	477	524

Severance pay deposits	328	455

Property, plant and equipment, net	6,292	8,668

Intangible assets, net	255	180

Total Assets	$28,572	$28,662

The accompanying notes are an integral part of these interim unaudited condensed consolidated financial statements.

On Track Innovations Ltd.

and its Subsidiaries

Interim Unaudited Condensed Consolidated Balance Sheets

US dollars in thousands except share and per share data

	September 30,	December 31,
	2016	2015*

Liabilities and Equity

Current Liabilities
Short-term bank credit and current maturities of long-term bank loans	$3,780	$3,815
Trade payables	6,472	5,441
Other current liabilities	2,227	2,724
Total current liabilities	12,479	11,980

Long-Term Liabilities
Long-term loans, net of current maturities	1,435	2,359
Accrued severance pay	849	1,148
Deferred tax liability	407	352
Total long-term liabilities	2,691	3,859

Total Liabilities	15,170	15,839

Equity
Shareholders' Equity
Ordinary shares of NIS 0.1 par value: Authorized – 50,000,000 shares as of September 30, 2016 and December 31, 2015; issued: 42,120,075 and 42,014,673 shares as of September 30, 2016 and December 31, 2015, respectively; outstanding: 40,941,376 and 40,835,974 shares as of September 30, 2016 and December 31, 2015, respectively	1,057	1,055
Additional paid-in capital	224,214	225,925
Treasury shares at cost - 1,178,699 shares as of September 30, 2016 and December 31, 2015	(2,000)	(2,000)
Accumulated other comprehensive loss	(996)	(1,084)
Accumulated deficit	(208,873)	(209,254)
Total Shareholder’s equity	13,402	14,642
Non-controlling interest	-	(1,819)

Total Equity	13,402	12,823

Total Liabilities and Equity	$28,572	$28,662

* Assets and liabilities of the discontinued operation, that is mentioned in Note 1C(2), are not reclassified as held for sale as of December 31, 2015, due to immateriality.

The accompanying notes are an integral part of these interim unaudited condensed consolidated financial statements.

On Track Innovations Ltd.

and its Subsidiaries

Interim Unaudited Condensed Consolidated Statements of Operations

US dollars in thousands except share and per share data

	Three months ended September 30,			Nine months ended September 30,
	2016		2015*	2016	2015*

Revenues
Sales		$3,463	$2,207	$10,409	$9,503
Licensing and transaction fees		2,133	1,195	4,569	3,540

Total revenues		5,596	3,402	14,978	13,043

Cost of revenues
Cost of sales		2,307	1,548	6,917	6,487
Cost of licensing		250	-	250	-
Total cost of revenues		2,557	1,548	7,167	6,487

Gross profit		3,039	1,854	7,811	6,556
Operating expenses
Research and development		604	781	2,072	2,596
Selling and marketing		1,300	1,523	3,974	4,688
General and administrative		784	1,025	2,576	3,336
Patent litigation and maintenance		3	351	37	802
Other expenses		83	408	83	918

Total operating expenses		2,774	4,088	8,742	12,340

Operating income (loss) from continuing operations		265	(2,234)	(931)	(5,784)
Financial expenses, net		(30)	(108)	(185)	(511)

Profit (loss) from continuing operations before taxes on income		235	(2,342)	(1,116)	(6,295)
Income tax		(28)	(35)	(60)	(38)

Net income (loss) from continuing operations		207	(2,377)	(1,176)	(6,333)
Net (loss) income from discontinued operations		(279)	391	1,525	538

Net (loss) income		(72)	(1,986)	349	(5,795)

Net loss (income) attributable to noncontrolling interest		5	(23)	32	3
Net (loss) income attributable to shareholders		$(67)	$(2,009)	$381	$(5,792)

Basic and diluted net gain (loss) attributable to shareholders per ordinary share
From continuing operations		0.01	(0.06)	(0.03)	(0.15)
From discontinued operations		(0.01)	0.01	0.04	0.01

	$	**	$(0.05)	$0.01	$(0.14)

Weighted average number of ordinary shares used in computing basic net (loss) income per ordinary share		40,914,258	40,874,474	40,895,268	40,868,252

Weighted average number of ordinary shares used in computing diluted net (loss) income per ordinary share		41,667,258	40,874,474	40,895,268	40,868,252

*Reclassified to conform with the current period presentation, see Note 1C(2)

**Less than $0.01 per ordinary share.

The accompanying notes are an integral part of these interim unaudited condensed consolidated financial statements.

On Track Innovations Ltd.

and its Subsidiaries

Interim Unaudited Condensed Consolidated Statements of Comprehensive Income (Loss)

US dollars in thousands

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015

Total comprehensive (loss) income:
Net (loss) income	$(72)	$(1,986)	$349	$(5,795)
Foreign currency translation adjustments	110	(98)	88	(292)

Total comprehensive (loss) income	$38	$(2,084)	$437	$(6,087)
Comprehensive loss (income) attributable to the non-controlling interest	5	(23)	32	3

Total comprehensive (loss) income attributable to shareholders	$43	$(2,107)	$469	$(6,084)

The accompanying notes are an integral part of these interim unaudited condensed consolidated financial statements.

On Track Innovations Ltd.

and its Subsidiaries

Interim Unaudited Condensed Consolidated Statements of Changes in Equity

US dollars in thousands except number of shares

						Accumulated
	Number of			Additional	Treasury	other
	Shares		Share	paid-in	Shares	comprehensive	Accumulated	Noncontrolling	Total
	issued		capital	capital	(at cost)	Income (loss)	deficit	interest	equity

Balance as of December 31, 2014	41,996,602		$1,055	$224,234	$(2,000)	$(800)	$(202,103)	$(503)	$19,883

Changes during the nine month period ended September 30, 2015:

Stock-based compensation related to options granted	-		-	369	-	-	-	-	369
Exercise of options and warrants	18,071		(*)	-	-	-	-	-	(*)
Foreign currency translation adjustments	-		-	-	-	(292)	-	-	(292)
Net loss	-		-	-	-	-	(5,792)	(3)	(5,795)
Balance as of September 30, 2015	42,014,673		$1,055	$224,603	$(2,000)	$(1,092)	$(207,895)	$(506)	$14,165

Balance as of December 31, 2015	42,014,673		$1,055	$225,925	$(2,000)	$(1,084)	$(209,254)	$(1,819)	$12,823

Changes during the nine month period ended September 30, 2016:
Stock-based compensation	15,000	(**)	(*)	174	-	-	-	-	174
Exercise of options and warrants	90,402		2	35	-	-	-	-	37
Increase in the ownership rate in subsidiaries (***)	-		-	(1,920)	-	-	-	1,851	(69)
Foreign currency translation adjustments	-		-	-	-	88	-	-	88
Net income	-		-	-	-	-	381	(32)	349
Balance as of September 30, 2016	42,120,075		$1,057	$224,214	$(2,000)	$(996)	$(208,873)	$-	$13,402

(*) Less than $1.

(**) See Note 8C.

(***) See Note 1C(2)

The accompanying notes are an integral part of these interim unaudited condensed consolidated financial statements.

On Track Innovations Ltd.

and its Subsidiaries

Interim Unaudited Condensed Consolidated Statements of Cash Flows

US dollars in thousands

	Nine months ended September 30,
	2016	2015(**)
Cash flows from continuing operating activities
Net loss from continuing operations	$(1,176)	$(6,333)
Adjustments required to reconcile net loss to net cash used in continuing operating activities:
Stock-based compensation related to options and shares issued to employees and others	174	369
Loss (gain) on sale of property and equipment	83	(8)
Accrued interest and linkage differences, net	19	30
Depreciation	911	918

Changes in operating assets and liabilities:
Accrued severance pay, net	(152)	(39)
Deferred tax, net	60	36
(Increase) decrease in trade receivables, net	(1,376)	1,885
(Increase) decrease in other receivables and prepaid expenses	(16)	133
Decrease (increase) in inventories	246	(267)
Increase in trade payables	1,024	445
(Decrease) increase in other current liabilities	(408)	194
Net cash used in continuing operating activities	(611)	(2,637)

Cash flows from continuing investing activities

Purchase of property and equipment	(185)	(1,117)
Proceeds from sale of property and equipment	1,779	31
Change in short-term investments, net	(502)	3,998
Investment in capitalized product costs	(139)	(153)
Investment in restricted deposit for employees benefit	-	(281)
Proceeds from restricted deposit for employees benefit	142	144
Net cash provided by continuing investing activities	1,095	2,622

Cash flows from continuing financing activities
Increase (decrease) in short-term bank credit, net	287	(783)
Proceeds from long-term bank loans	27	716
Repayment of long-term bank loans	(1,368)	(606)
Proceeds from exercise of options and warrants	37	(*)
Net cash used in continuing financing activities	(1,017)	(673)

Cash flows from discontinued operations
Net cash used in discontinued operating activities	(183)	(433)
Net cash provided by discontinued investing activities	2,152	387

Total net cash provided by (used in) discontinued operations	1,969	(46)

Effect of exchange rate changes on cash and cash equivalents	51	(198)

Increase (decrease) in cash and cash equivalents	1,487	(932)
Cash and cash equivalents at the beginning of the period	5,450	5,351

Cash and cash equivalents at the end of the period	$6,937	$4,419

(*) Less than $1.

(**) Reclassified to conform with the current period presentation, see Note 1C(2)

The accompanying notes are an integral part of these interim unaudited condensed consolidated financial statements.

F-7

On Track Innovations Ltd.

and its Subsidiaries

Interim Unaudited Condensed Consolidated Statements of Cash Flows (cont’d)

US dollars in thousands

	Nine months ended September 30,
	2016	2015
Supplementary cash flows activities:

Cash paid during the period for:
Interest paid	$148	$217

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

In the opinion of management, all adjustments considered necessary for a fair presentation, consisting of normal recurring adjustments, have been included. Operating results for the nine month period ended September 30, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016.

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

C.	Divestiture of operations

1.	In December 2013, the Company completed the sale of certain assets, subsidiaries and intellectual property ("IP") relating to its Smart ID division to SuperCom Ltd. (“SuperCom”). Accordingly the results and the cash flows of these operations for all reporting periods are presented in the statements of operations and in the statements of cash flows, respectively, as discontinued operations separately from continuing operations. During the nine month period ended September 30 2016, and 2015, the Company recorded profit from contingent consideration that derived from the SmartID division divesture (see also Note 6).

2.	On September 14, 2016, the Company completed the sale of certain assets and IP relating to its Parking segment (the “Parking Business”) to Atrinet Ltd for a non-material amount. Accordingly the results and the cash flows of these operations for all reporting periods are presented in the statements of operations and in the statements of cash flows, respectively, as discontinued operations separately from continuing operations (see also Note 6). All prior periods’ information has been reclassified to conform with the current period’s presentation.

Prior to the foregoing sale of assets and IP, the Company bought outthe minority interest in its subsidiaries that operated the Parking Business in consideration of $69.

On Track Innovations Ltd.

and Subsidiaries

Notes to the Interim Unaudited Condensed Consolidated Financial Statements

US dollars in thousands

Note 1 - Organization and Basis of Presentation (cont’d)

D.	Other expenses

Other operating expenses presented in the statement of operations for the nine and three months ended September 30, 2015 consist of compensation expenses related to the termination of employment of the Company’s former Chief Executive Office (“CEO”), Mr. Ofer Tziperman. following his resignation from the Company and its subsidiaries on February 10, 2015, and compensation expenses related to the termination of employment of the former CEO of the U.S. subsidiary on August 3, 2015.

On May 7, 2016, the Company entered into an agreement pursuant to which the Company agreed to sell its headquarters building in Rosh Pina, Israel, to a third party for a consideration of NIS 7,000 and will lease back the portion of the building necessary for its current operations. The leaseback period is two years and the annual rent is approximately $130. The Company has the right to extend the lease by two additional one year periods on the same terms. On September 4, 2016, the sale of the building was completed. As a result of the sale, the Company recorded a loss of $83 under other operating expenses presented in the statement of operations for the nine and three months ended September 30, 2016.

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

Notes to the Interim Unaudited Condensed Consolidated Financial Statements

US dollars in thousands

Note 2 – Significant Accounting Policies (cont’d)

Recent accounting pronouncements

1	On March 30, 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-09, “Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting”. This ASU simplifies several aspects of the accounting for employee share-based payment transactions, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. The ASU, among others, allows an entity to elect as an accounting policy either to continue to estimate the total number of awards for which the requisite service period will not be rendered (as currently required) or to account for forfeitures when they occur. This entity-wide accounting policy election only applies to service conditions. For performance conditions, the entity continues to assess the probability that such conditions will be achieved. An entity must also disclose its policy election for forfeitures. The new standard is effective for annual reporting periods beginning after December 15, 2016, including interim periods within those annual reporting periods, with early adoption permitted. The Company is currently evaluating the effect ASU 2016-09 will have on its consolidated financial statements and related disclosures. The Company has not yet selected an accounting policy for forfeitures under this new ASU.

2	In connection with other recent accounting pronouncements and the Company’s assessment of the impacts they will have on the ongoing financial reporting, see Note 2Z in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

Note 3 - Other Receivables and Prepaid Expenses

	September 30,	December 31,
	2016	2015
Government institutions	$211	$463
Prepaid expenses	541	624
Receivables under contractual obligations to be transferred to others *	436	533
Other receivables	715	563
	$1,903	$2,183

* The Company’s subsidiary in Poland is required to collect certain fees that are to be transferred to local authorities.

On Track Innovations Ltd.

and Subsidiaries

Notes to the Interim Unaudited Condensed Consolidated Financial Statements

US dollars in thousands

Note 4 - Other Current Liabilities

	September 30,	December 31,
	2016	2015
Employees and related expenses	$616	$1,065
Accrued expenses	1,178	1,101
Customer advances	268	283
Other current liabilities	165	275
	$2,227	$2,724

Note 5 - Commitments and Contingencies

A.	Legal claims

1.	In June 2013, prior to the Company's divestiture of its SmartID division, Merwell Inc. (“Merwell”) filed a claim against the Company before an agreed-upon arbitrator alleging breach of contract in connection with certain commissions claimed to be owed to Merwell with respect to the division’s activities in Tanzania. These activities, along with all other activities of the SmartID division, were later assigned to and assumed by SuperCom in its purchase of the division. SuperCom undertook to indemnify the Company and hold it harmless against any liabilities the Company may incur in connection with Merwell’s consulting agreement and the arbitration. An arbitration decision was issued on February 21, 2016, awarding Merwell approximately $855 for outstanding commissions, subject to further evaluation. The arbitration decision is being appealed and is thus not yet ripe for enforcement. Regardless, as mentioned above, SuperCom is liable for all costs and liabilities arising out of this claim. Therefore, the financial statements do not include any provision for this claim.

2.	On October 3, 2013, a financial claim was filed against the Company and its then French subsidiary, Parx France (in this paragraph, together, the “Defendants”), in the Commercial Court of Paris, France (in this paragraph, the “Court”). The sum of the claim is Euro 1,500 (approximately $1,671), and is based on the allegation that the plaintiff sustained certain losses in connection with Defendants not granting the plaintiff exclusive marketing rights to distribute and operate the Defendants’ PIAF Parking System in Paris and the Ile of France.

The Company filed an initial memorandum of defense rejecting the plaintiff’s allegations and claims. A technical hearing regarding this matter is scheduled for November 26, 2016. Based on the advice of counsel, the Company currently believes that it has no material obligations to the plaintiff and that there is no need for a provision for the claim.

On Track Innovations Ltd.

and Subsidiaries

Notes to the Interim Unaudited Condensed Consolidated Financial Statements

US dollars in thousands

Note 5 - Commitments and Contingencies (cont’d)

B.	Guarantees

As of September 30, 2016, the Company has granted performance guarantees and guarantees to secure customer advances in the sum of $327. The expiration dates of the guarantees range from January 2017 to June 2019.

C.	Restrictive covenants

On September 19, 2016, the Company received a definitive release from Bank Leumi L’Israel from any financial and restrictive covenants.

Note 6 – Discontinued operations

As described in Note 1C, the Company divested its SmartID division and its Parking Business. Each of these activities is presented as discontinued operations for all reporting periods.

During the nine month periods ended September 30, 2016 and September 30, 2015, the Company recorded profit from contingent consideration in the amount of $2,139 and $848, respectively, derived from the Smart ID division divesture. This profit is presented below as ‘other income, net’ within income from discontinued operations for the nine months ended September 30, 2016 and September 30, 2015.

The ‘other income, net’, that is presented within income from discontinued operations for the three months and nine months ended September 30, 2016, includes loss in amount of $136 which derives from the Parking Business divesture, including transaction costs.

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Revenues	184	353	768	1,103
Expenses	(327)	(423)	(1,246)	(1,413)
Other income (expenses), net	(136)	461	2,003	848
Net (loss) profit from discontinued operations	(279)	391	1,525	538

On Track Innovations Ltd.

and Subsidiaries

Notes to the Interim Unaudited Condensed Consolidated Financial Statements

US dollars in thousands

Note 7 - Fair Value of Financial Instruments

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

Fair value for the measurement of financial assets and liabilities is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. The Company utilizes a valuation hierarchy for disclosure of the inputs for fair value measurement. This hierarchy prioritizes the inputs into three broad levels as follows:

●	Level 1 Inputs: Unadjusted quoted prices in active markets for identical assets or liabilities accessible to the reporting entity at the measurement date.

●	Level 2 Inputs: Other than quoted prices included in Level 1 inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the asset or liability.

●	Level 3 Inputs: Unobservable inputs for the asset or liability used to measure fair value to the extent that observable inputs are not available, thereby allowing for situations in which there is little, if any, market activity for the asset or liability at measurement date.

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

The carrying amounts of variable interest rate long-term loans are equivalent or approximate to their fair value as they bear interest at approximate market rates. As of September 30, 2016, the fair value of bank loans with fixed interest rates did not differ materially from the carrying amount.

As of September 30, 2016, the Company held approximately $5,984 of short-term bank deposits (as of December 31, 2015, $5,454). Short-term deposits in the amount of $1,548 have been pledged as security in respect of guarantees granted in respect of performance guarantees, loans and credit lines received from a bank (as of December 31, 2015, $2,254) and cannot be pledged to others or withdrawn without the consent of the bank.

On Track Innovations Ltd.

and Subsidiaries

Notes to the Interim Unaudited Condensed Consolidated Financial Statements

US dollars in thousands

Note 8 – Equity

A.	Stock option plans

During the nine months ended September 30, 2016 and September 30, 2015, 270,000 and 135,000 options were granted, respectively. The vesting period for the options ranges from one year to four years. The exercise prices for the options range from $0.44 to $1.68. Those options expire up to five years after the date of the grant. Any options which are forfeited or cancelled before expiration become available for future grants under the Company’s option plan.

The fair value of each option granted to employees and non-employees during the nine months ended September 30, 2016 and September 30, 2015, for which the exercise price was greater than par value, was estimated on the date of grant, using the Black-Scholes model and the following assumptions:

1.	Dividend yield of zero percent for all periods.

2.	Risk-free interest rate of 1.03% and 1.21% for grants during the nine months ended September 30, 2016 and September 30, 2015, respectively, based on U.S. Treasury yield curve in effect at the time of grant.

3.	Estimated expected lives of 3.56 and 3.5 years for grants during the nine months ended September 30, 2016 and September 30, 2015, respectively, using the simplified method.

4.	Expected average volatility of 72% and 69% for grants during the nine months ended September 30, 2016 and September 30, 2015, respectively, which represent a weighted average standard deviation rate for the price of the Company's Ordinary Shares on the NASDAQ Global Market and NASDAQ Capital Market.

The Company’s options activity (including options to non-employees) during the nine months ended September 30, 2016 and options outstanding and options exercisable as of December 31, 2015 and September 30, 2016, are summarized in the following table:

	Number of	Weighted
	options	average exercise
	outstanding	price per share

Outstanding – December 31, 2015	1,601,379	$1.71

Options granted	270,000	0.76
Options expired or forfeited	(461,448)	2.07
Options exercised	(54,260)	0.68
Outstanding – September 30, 2016	1,355,671	1.44

Exercisable as of:
December 31, 2015	799,473	$1.85
September 30, 2016	701,018	$1.78

On Track Innovations Ltd.

and Subsidiaries

Notes to the Interim Unaudited Condensed Consolidated Financial Statements

US dollars in thousands

Note 8 – Equity (cont’d)

A.	Stock option plans (cont’d)

The weighted average fair value of options granted during the nine months ended September 30, 2016 and during the nine months ended September 30, 2015 is $0.41 and $0.82, respectively, per option. The aggregate intrinsic value of outstanding options as of September 30, 2016 and December 31, 2015 is approximately $174 and $8, respectively. The aggregate intrinsic value of exercisable options as of September 30, 2016 and December 31, 2015 is approximately $26 and $8, respectively.

The following table summarizes information about options outstanding and exercisable (including options to non-employees) as of September 30, 2016:

	Options outstanding			Options Exercisable
	Number	Weighted		Number	Weighted
	outstanding	average	Weighted	Outstanding	average	Weighted
	as of	remaining	Average	As of	remaining	Average
Range of	September 30,	contractual	Exercise	September 30,	contractual	Exercise
exercise price	2016	life (years)	Price	2016	life (years)	Price
$0.44-0.90	630,000	4.05	$0.76	111,667	3.08	$0.81
1.08-1.20	133,000	0.45	1.09	133,000	0.45	1.09
1.46	50,000	1.80	1.46	50,000	1.80	1.46
1.67-1.76	65,000	2.40	1.69	35,000	1.66	1.70
2.32-2.36	437,671	2.43	2.34	351,351	2.40	2.34
$3.03	40,000	2.98	$3.03	20,000	2.98	$3.03
	1,355,671	2.98		701,018	2.08

As of September 30, 2016, there was approximately $270 of total unrecognized compensation cost related to non-vested stock-based compensation arrangements. That cost is expected to be recognized over a weighted-average period of approximately 1 year.

During the nine months ended September 30, 2016 and September 30, 2015, the Company recorded stock-based compensation expenses in the amount of $174 and $369, respectively, in accordance with ASC 718 “Compensation-Stock Compensation.”

B.	Warrants

During the nine months ended September 30, 2016, 281,369 warrants expired and 36,142 warrants were converted to ordinary shares.

As of September 30, 2016 there are no remaining outstanding warrants.

C.	During the nine months ended September 30, 2016, the Company issued 15,000 ordinary shares to one of its consultants. The expenses that are recognized due to this issuance are immaterial and the issuance is presented within ‘stock based compensation’ in the statement of changes in equity for the nine months ended September 30, 2016.

On Track Innovations Ltd.

and Subsidiaries

Notes to the Interim Unaudited Condensed Consolidated Financial Statements

US dollars in thousands

Note 9 - Operating segments

For the purposes of allocating resources and assessing performance in order to improve profitability, the Company's chief operating decision maker ("CODM") examines two segments which are the Company's strategic business units: (1) Retail and Mass Transit Ticketing; and (2) Petroleum. In addition to its two reportable segments, certain products for the medical industry and other secure smart card solutions are classified under the Company’s "Other" segment. Prior to its divestiture of the Parking Business as noted in Notes 1C and 6 above, the CODM examined a third reportable segment consisting of the Company’s Parking acitivites. In light of the aforementioned divestiture, the previously reported parking segment has been eliminated with the corresponding expenses and revenues reported as Discontinued Operations.

The strategic business unit's allocation of resources and evaluation of performance are managed separately. The CODM does not examine assets or liabilities for those segments and therefore they are not presented.

Information regarding the results of each reportable segment is included below based on the internal management reports that are reviewed by the CODM.

	Three months ended September 30, 2016
	Petroleum	Retail and Mass Transit Ticketing		Other	Consolidated

Revenues	$1,056	$3,891	(**)	$649	$5,596

Reportable segment gross profit *	638	2,238		326	3,202

Reconciliation of reportable segment gross profit to gross profit for the period

Depreciation					(161)
Stock-based compensation					(2)

*Gross profit for the period					$3,039

	Three months ended September 30, 2015
	Petroleum	Retail and Mass Transit Ticketing	Other	Consolidated

Revenues	$1,013	$1,588	$801	$3,402

Reportable segment gross profit *	598	999	454	2,051

Reconciliation of reportable segment gross profit to gross profit for the period

Depreciation				(190)
Stock-based compensation				(7)

Gross profit for the period				$1,854

On Track Innovations Ltd.

and Subsidiaries

Notes to the Interim Unaudited Condensed Consolidated Financial Statements

US dollars in thousands

Note 9 - Operating segments (cont’d)

	Nine months ended September 30, 2016
	Petroleum	Retail and Mass Transit Ticketing		Other	Consolidated

Revenues	$2,996	$10,029	(**)	$1,953	$14,978
Reportable segment gross profit *	1,836	5,568		968	8,372
Reconciliation of reportable segment gross profit to profit for the period
Depreciation					(559)
Stock-based compensation					(2)
Gross profit for the period					$7,811

	Nine months ended September 30, 2015
	Petroleum	Retail and Mass Transit Ticketing	Other	Consolidated

Revenues	$3,108	$8,303	$1,632	$13,043
Reportable segment gross profit *	1,800	4,463	873	7,136

Reconciliation of reportable segment gross profit to profit for the period

Depreciation				(545)
Stock-based compensation				(35)
Gross profit for the period				$6,556

* Gross profit as reviewed by the CODM, represents gross profit, adjusted to exclude depreciation and stock-based compensation.

** The revenues from retail and mass transit ticketing segment for the three months and nine months ended September 30, 2016 include revenues derived from a litigation settlement with a perpetual license agreement. Those revenues are presented within revenues from ‘licensing and transaction fees’ in the statements of operations.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward - Looking Statements

The statements contained in this Quarterly Report on Form 10-Q, or Quarterly Report, that are not historical facts are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 and other federal securities laws. Such forward-looking statements may be identified by, among other things, the use of forward-looking terminology such as "believes", "intends", "plans", "expects", "may", "will", "should", or "anticipates" or the negative thereof or other variations thereon or comparable terminology, and similar expressions are intended to identify forward-looking statements.  We remind readers that forward-looking statements are merely predictions and therefore are inherently subject to uncertainties and other factors and involve known and unknown risks that could cause the actual results, performance, levels of activity, or our achievements, or industry results, to be materially different from any actual future results, performance, levels of activity, or our achievements, or industry results, expressed or implied by such forward-looking statements. Such forward-looking statements may appear in this Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” as well as elsewhere in this Quarterly Report and include, among other statements, statements regarding the following:

●	the expected development and potential benefits from our existing or future products or our intellectual property, or IP;

●	generation of revenues from licensing, transaction fees and/or other arrangements;

●	future sources of revenue, ongoing relationships with current and future suppliers, customers, end-user customers and resellers;

●	future costs and expenses and adequacy of capital resources;

●	our expectations regarding the contactless near field communications, or NFC, market;

●	our intention to continue to expand our market presence via strategic partnerships around the globe;

●	our plans to increase our cash resources, such as by capitalizing on our patent portfolio, sales of assets or parts of our business or raising funds;

●	our plans to reduce our financial expenses;

●	our expectations regarding our short-term and long-term capital requirements;

●	our intention to continue to invest in research and development;

●	our outlook for the coming months; and

●	information with respect to any other plans and strategies for our business.

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

As used in this Quarterly Report, the terms "we", "us", "our", “the Company”, and "OTI" mean On Track Innovations Ltd. and our subsidiaries, unless otherwise indicated or as otherwise required by the context.

All figures in this Quarterly Report are stated in United States dollars, unless otherwise specified in.

Overview

We are a pioneer and leading developer of cutting-edge secure cashless payment solutions, providing global enterprises with innovative technology for over two decades. We currently operate in two main segments: (i) Petroleum and (2) Retail and Mass Transit Ticketing (following the divesture of our Parking Business, see below). In addition to our two reportable segments, products of our MediSmart solutions and other secure smart card solutions are classified under “Other” in segment analyses appearing in this Quarterly Report.

Our field-proven suite of cashless payment solutions is based on an extensive IP portfolio, including registered patents and patent applications worldwide. Since our incorporation in 1990, we have built an international reputation for reliability and innovation, deploying hundreds of solutions for banking, mobile network operators, vending, mass transit and petroleum.

We operate a global network of regional offices, distributors and partners to support various solutions deployed across the globe.

We focus our efforts on our core business of providing innovative cashless payment solutions based among other things on our contactless NFC technology. We have increased our efforts to further develop existing and new products and solutions, including among others by the introduction of our new telemetry and Internet of Things, or IoT, technology, and increased our sales and marketing activities and taskforce. We also focus on developing strategic channel partnerships around the globe to increase our revenues and on maximizing the value of our IP through licensing, customized technology solutions, strategic partnerships and enforcing our patent portfolio. Recently, we have significantly cut costs and reduced operating expenses, in part by outsourcing part of our manufacturing activities.

RESULTS OF OPERATIONS – THREE MONTHS ENDED SEPTEMBER 30, 2016 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2015, AND NINE MONTHS ENDED SEPTEMBER 30, 2016 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2015

This discussion and analysis should be read in conjunction with our interim condensed consolidated financial statements and notes thereto contained in “Item 1.  Financial Statements” of this Quarterly Report.

Results of Operations

Discontinued operations. In December 2013, we completed the sale of certain assets, certain subsidiaries and IP directly related to our SmartID division. On September 14, 2016, we closed an Asset Purchase Agreement with Atrinet Ltd. and certain subsidiaries thereof, or collectively, Atrinet, pursuant to which we sold to Atrinet our former parking business, including ongoing operations, transfer of related employees, as well as IP directly related thereto, for a non-material amount. The results from such operations and the cash flows for the reporting periods are presented in the statements of operations and in the statements of cash flows, respectively, as discontinued operations separately from continuing operations. All the data in this Quarterly Report that are derived from our financial statements, unless otherwise specified, exclude the results of those discontinued operations.

Three months ended September 30, 2016, compared to the three months ended September 30, 2015

Sources of Revenue

We have historically derived a substantial majority of our revenues from the sale of our products, including both complete systems and original equipment manufacturer components. In addition, we generate revenues from licensing and transaction fees, and also, less significantly, from engineering services, customer services and technical support. During the three months ended September 30, 2016 and September 30, 2015, the revenues that we derived from sales and licensing and transaction fees were as follows (in thousands):

	Three months ended September 30,
	2016	2015
Sales	$3,463	$2,207
Licensing and transaction fees	$2,133	$1,195
Total revenues	$5,596	$3,402

Sales. Sales increased by $1.3 million, or 57%, in the three months ended September 30, 2016, compared to the three months ended September 30, 2015. The increase in 2016 is mainly attributed to an increase in Retail and Mass Transit Ticketing segment sales in the United States.

Licensing and transaction fees. Licensing and transaction fees include single and periodic payments for distribution rights for our products. Transaction fees are paid by customers based on the volume of transactions processed by systems that contain our products. Our licensing and transaction fees in the three months ended September 30, 2016, compared to the three months ended September 30, 2015, increased by $938,000, or 78%. This was mainly due to an increase in licensing of our intellectual property rights to third parties in the United States (including licenses granted pursuant to settlements of legal actions to enforce patent rights).

We have historically derived revenues from different geographical areas.  The following table sets forth our revenues (in thousands) and as a percentage of revenues in different geographical areas, in the three months ended September 30, 2016 and September 30, 2015:

Three months ended September 30,	Africa		Europe		Asia		Americas
2016	$1,081	19%	$1,653	30%	$289	5%	$2,573	46%
2015	$875	26%	$1,249	37%	$547	16%	$731	21%

Our revenues from sales in Africa increased by $206,000, or 24%, in the three months ended September 30, 2016, compared to the three months ended September 30, 2015, mainly due to an increase in sales of Petroleum products.

Our revenues from sales in Europe increased by $404,000, or 32%, in the three months ended September 30, 2016, compared to the three months ended September 30, 2015, mainly due to an increase in Retail and Mass Transit Ticketing segment products.

Our revenues from sales in Asia decreased by $258,000, or 47%, in the three months ended September 30, 2016, compared to the three months ended September 30, 2015, mainly due to a decrease in sales of Petroleum products and a decrease in sales of access control products.

Our revenues from sales in Americas increased by $1.8 million, or 252%, in the three months ended September 30, 2016, compared to the three months ended September 30, 2015, mainly due to an increase in sales of NFC readers in the United States and an increase in licensing of our intellectual property rights to third parties in the United States.

Our revenues derived from outside the United States, which are primarily received in currencies other than the U.S. dollar, will have a varying impact upon our total revenues, as a result of fluctuations in such currencies’ exchange rates versus the U.S. dollar.

The following table sets forth our revenues (in thousands) and as a percentage of revenues by segments, during the three months ended September 30, 2016 and September 30, 2015:

Three months ended September 30,	Petroleum		Retail and Mass Transit Ticketing		Other
2016	$1,056	19%	$3,891	69%	$649	12%
2015	$1,013	30%	$1,588	47%	$801	23%

Our revenues in the three months ended September 30, 2016, from Petroleum increased by $43,000, or 4%, compared to the three months ended September 30, 2015, mainly due to an increase in sales of Petroleum products in Africa.

Our revenues from Retail and Mass Transit Ticketing in the three months ended September 30, 2016, increased by $2.3 million, or 145%, compared to the three months ended September 30, 2015, mainly due to an increase in sales of NFC readers in the United States and an increase in licensing of our intellectual property rights to third parties in the United States.

Our revenues in the three months ended September 30, 2016, from our Other segment decreased by $152,000, or 19%, compared to the three months ended September 30, 2015, mainly due to a decrease in sales of access control products in Asia.

Cost of Revenues and Gross Margin

Our cost of revenues, presented by gross profit and gross margin percentage, in the three months ended September 30, 2016 and September 30, 2015, were as follows (in thousands):

Cost of revenues	Three months ended September 30,
	2016	2015

Cost of sales	$2,307	$1,548
Cost of licensing	$250	$-
Total cost of revenues	$2,557	$1,548
Gross profit	$3,039	$1,854
Gross margin percentage	54%	54%

Cost of sales.  Cost of revenues relating to sales consists primarily of materials, as well as salaries, fees to subcontractors and related costs of our technical staff that assemble our products.  The increase of $1 million, or 65%, in the three months ended September 30, 2016, compared to the three months ended September 30, 2015, resulted primarily from an increase in revenues.

Cost of licensing. Cost of licensing revenues do not have directly attributable cost of revenues the three months ended September 30, 2015. The increase in the three months ended September 30, 2016 is due to transaction costs in connection with the increase in licensing of our intellectual property rights to third parties in the United States.

Gross margin. Gross margin in the three months ended September 30, 2016, compared to the three months ended September 30, 2015, remained consistent.

Operating expenses

Our operating expenses in the three months ended September 30, 2016 and September 30, 2015, were as follows (in thousands):

Operating expenses	Three months ended September 30,
	2016	2015
Research and development	$604	$781
Selling and marketing	$1,300	$1,523
General and administrative	$784	$1,025
Patent litigation and maintenance	$3	$351
Other expenses	$83	$408
Total operating expenses	$2,774	$4,088

Research and development.  Our research and development expenses consist primarily of the salaries and related expenses of our research and development staff, as well as subcontracting expenses. The decrease of $177,000, or 23%, in the three months ended September 30, 2016, compared to the three months ended September 30, 2015, is primarily attributed to a decrease in the number of research and development employees due to our cost cutting plan.

Selling and marketing.  Our selling and marketing expenses consist primarily of salaries and substantially all of the expenses of our sales and marketing subsidiaries and offices in the United States, South Africa and Europe, as well as expenses related to advertising, professional expenses and participation in exhibitions and tradeshows. The decrease of $223,000, or 15%, in the three months ended September 30, 2016, compared to the three months ended September 30, 2015, is primarily attributed to a decrease in employment expenses of selling and marketing employees who left the Company by the end of 2015. Our selling and marketing expenses may increase in the future as we continue to expand our local sales and marketing efforts, open new offices and in the event that we hire additional personnel.

General and administrative.  Our general and administrative expenses consist primarily of salaries and related expenses of our executive management and financial and administrative staff. These expenses also include costs of our professional advisors (such as lawyers and accountants), office expenses, insurance, general and administrative expenses and provision for doubtful accounts. The decrease of $241,000, or 24%, in the three months ended September 30, 2016, compared to the three months ended September 30, 2015, is primarily attributed to a decrease in employment expenses and to a decrease in professional expenses.

Patent litigation and maintenance expenses. Our patent litigation and maintenance expenses consist primarily of professional advisors related to our patents and other IP, such as lawyers or other consultants, as part of the Company's plan to maximize the value of our IP, and also consist of salaries and related expenses of our team of employees executing this strategy. The decrease of $348,000, or 99%, in the three months ended September 30, 2016, compared to the three months ended September 30, 2015, is primarily attributed to a decrease in employment expenses related to the termination of employment of one of our former directors as chief executive officer of our U.S. subsidiary, who led the Company's efforts to maximize the value of our patents portfolio until August 2015.

Other expenses. Our other expenses in the three months ended September 30, 2015 consist of partial compensation expenses related to the termination of employment of our former Chief Executive Officer, Mr. Ofer Tziperman, according to his employment terms, following his resignation from the Company and its subsidiaries on February 10, 2015 and compensation expenses related to the termination of employment of our former Director and Chief Executive Officer of our U.S. subsidiary, Mr. Dimitrios Angelis, on August 3, 2015. In addition, on September 4, 2016, we sold our headquarters building in Rosh Pina, Israel to a third party. As a result of this sale, we recorded a loss of $83 under other operating expenses in the three months ended September 30, 2016.

Financing expenses, net

Our financing expenses, net, in the three months ended September 30, 2016 and September 30, 2015, were as follows (in thousands):

	Three months ended September 30,
	2016	2015
Financing income	$83	$4
Financing expenses	$(113)	$(112)
Financing expenses, net	$(30)	$(108)

Financing expenses consist primarily of interest payable on bank loans, bank commissions and foreign exchange losses. Financing income consists primarily of foreign exchange gains and from interest earned on investments in short-term deposits. The increase in financing income in the three months ended September 30, 2016, compared to the three months ended September 30, 2015, of $79,000, is mainly due to exchange rate differentials and also to an increase in interest earned on investments in short-term deposits. Financing expenses in the three months ended September 30, 2016, compared to the three months ended September 30, 2015, remained consistent.

Net income (loss) from continuing operations

Our net income (loss) from continuing operations in the three months ended September 30, 2016 and September 30, 2015, was as follows (in thousands):

	Three months ended September 30,
	2016	2015
Net income (loss) from continuing operations	$207	$(2,377)

The change of $2.5 million, in the three months ended September 30, 2016, compared to the three months ended September 30, 2015 is primarily due to an increase in our sales, an increase in our gross profit, a decrease in our operating expenses and a decrease in financing expenses, net, as described above.

Net income (loss) from discontinued operations

Our net income (loss) from discontinued operations in the three months ended September 30, 2016 and September 30, 2015, was as follows (in thousands):

	Three months ended September 30,
	2016	2015
Net (loss) income from discontinued operations	$(279)	$391

In December 2013, we completed the sale of certain assets, certain subsidiaries and IP assets directly related to our SmartID division. Further, in September 2016, we completed the sale of certain assets and IP relating to our previous parking business.

The results from these operations for the reporting periods are presented in the statements of operations as discontinued operations separately from continuing operations.

The net income from discontinued operations of $391,000, in the three months ended September 30, 2015, is related to income from contingent consideration according to an earn out mechanism as part of our SmartID divestiture, partially offset by the loss from operations activity of our previous parking business. The net loss from discontinued operations of $279,000 in the three months ended September 30, 2016, is related to the operations activity and sale of certain assets and IP relating our previous parking business.

Net loss

Our net loss in the three months ended September 30, 2016 and September 30, 2015, was as follows (in thousands):

	Three months ended September 30,
	2016	2015
Net loss	$(72)	$(1,986)

The decrease in net loss of $1.9 million, or 96%, in the three months ended September 30, 2016, compared to the three months ended September 30, 2015, is primarily due to an increase in our sales, an increase in our gross profit, a decrease in our operating expenses and a decrease in financing expenses, net, partially offset by the change in our results from discontinued operations as described above.

Nine months ended September 30, 2016, compared to the nine months ended September 30, 2015

Sources of Revenue

During the nine months ended September 30, 2016 and September 30, 2015, the revenues that we derived from sales and licensing and transaction fees were as follows (in thousands):

	Nine months ended September 30,
	2016	2015
Sales	$10,409	$9,503
Licensing and transaction fees	$4,569	$3,540
Total revenues	$14,978	$13,043

Sales. Sales increased by $906,000, or 10%, in the nine months ended September 30, 2016, compared to the nine months ended September 30, 2015. The increase is mainly attributed to an increase in Retail and Mass Transit Ticketing segment sales in the United States and Europe.

Licensing and transaction fees. Our licensing and transaction fees in the nine months ended September 30, 2016, compared to the nine months ended September 30, 2015, increased by $1 million, or 29%. This was mainly due to an increase in licensing of our intellectual property rights to third parties in the United States (licensing including legal actions to enforce patent rights).

We have historically derived revenues from different geographical areas.  The following table sets forth our revenues (in thousands) and as a percentage of revenues in different geographical areas, in the nine months ended September 30, 2016 and September 30, 2015:

Nine months ended September 30,	Africa		Europe		Asia		Americas
2016	$3,048	20%	$4,583	31%	$522	3%	$6,825	46%
2015	$2,599	20%	$3,959	30%	$887	7%	$5,598	43%

Our revenues from sales in Africa increased by $449,000, or 17%, in the nine months ended September 30, 2016, compared to the nine months ended September 30, 2015, mainly due to an increase in sales of our MediSmart products.

Our revenues from sales in Europe increased by $624,000, or 16%, in the nine months ended September 30, 2016, compared to the nine months ended September 30, 2015, mainly due to an increase in sales of our otiMetry solution.

Our revenues from sales in Asia decreased by $365,000, or 41%, in the nine months ended September 30, 2016, compared to the nine months ended September 30, 2015, mainly due to a decrease in sales of Petroleum and access control products.

Our revenues from sales in Americas increased by $1.2 million, or 22%, in the nine months ended September 30, 2016, compared to the nine months ended September 30, 2015, mainly due to an increase in licensing of our IP rights to third parties in the United States and an increase in sales of NFC readers in the United States.

Our revenues derived from outside the United States, which are primarily received in currencies other than the U.S. dollar, will have a varying impact upon our total revenues, as a result of fluctuations in such currencies’ exchange rates versus the U.S. dollar.

The following table sets forth our revenues (in thousands) and as a percentage of revenues by segments, during the nine months ended September 30, 2016 and September 30, 2015:

Nine months ended September 30,	Petroleum		Retail and Mass Transit Ticketing		Other
2016	$2,996	20%	$10,029	67%	$1,953	13%
2015	$3,108	24%	$8,303	64%	$1,632	12%

Our revenues in the nine months ended September 30, 2016, from Petroleum decreased by $112,000, or 4%, compared to the nine months ended September 30, 2015. This decrease was mainly due to a decrease in sales in Asia, partially offset by an increase in sales of Petroleum products in South America.

Our revenues from Retail and Mass Transit Ticketing in the nine months ended September 30, 2016, increased by $1.7 million, or 21%, compared to the nine months ended September 30, 2015, mainly due to an increase in licensing of our intellectual property rights to third parties in the United States, an increase of our otiMetry solution sales in Europe and an increase in sales of NFC readers in the United States.

Our revenues in the nine months ended September 30, 2016, from our Other segment increased by $321,000, or 20%, compared to the nine months ended September 30, 2015. The increase in sales of Other products was mainly due to an increase in sales of MediSmart products in East Africa, partially offset by a decrease in sales of access control products.

Cost of Revenues and Gross Margin

Our cost of revenues, presented by gross profit and gross margin percentage, in the nine months ended September 30, 2016 and September 30, 2015, were as follows (in thousands):

Cost of revenues	Nine months ended September 30,
	2016	2015

Cost of sales	$6,917	$6,487
Cost of licensing	$250	$-
Total cost of revenues	$7,167	$6,487
Gross profit	$7,811	$6,556
Gross margin percentage	52%	50%

Cost of sales.  Cost of revenues relating to sales consists primarily of materials, as well as salaries, fees to subcontractors and related costs of our technical staff that assemble our products. The increase of $680,000, or 10%, in the nine months ended September 30, 2016, compared to the nine months ended September 30, 2015, resulted primarily from an increase in revenues.

Cost of licensing. Cost of licensing revenues do not have directly attributable cost of revenues the nine months ended September 30, 2015. The increase in the nine months ended September 30, 2016 is due to transaction costs in connection with the increase in licensing of our intellectual property rights to third parties in the United States.

Gross margin. The increase in gross margin in the nine months ended September 30, 2016, compared to the nine months ended September 30, 2015, is primarily attributed to a decrease in employment expenses due to our strategic decision to outsource all of our manufacturing and product assembly to third-party vendors and to a favorable revenue mix.

Operating expenses

Our operating expenses in the nine months ended September 30, 2016 and September 30, 2015, were as follows (in thousands):

Operating expenses	Nine months ended September 30,
	2016	2015
Research and development	$2,072	$2,596
Selling and marketing	$3,974	$4,688
General and administrative	$2,576	$3,336
Patent litigation and maintenance	$37	$802
Other expenses	$83	$918
Total operating expenses	$8,742	$12,340

Research and development.  The decrease of $524,000, or 20%, in the nine months ended September 30, 2016, compared to the nine months ended September 30, 2015, is primarily attributed to a decrease in the number of research and development employees due to our cost cutting plan.

Selling and marketing. The decrease of $714,000, or 15%, in the nine months ended September 30, 2016, compared to the nine months ended September 30, 2015, is primarily attributed to a decrease in employment expenses of selling and marketing employees who left the Company by the end of 2015, and to a lesser extent to a decrease in exhibitions and traveling expenses. Our selling and marketing expenses may increase in the future as we continue to expand our local sales and marketing efforts, open new offices and in the event that we hire additional personnel.

General and administrative. The decrease of $760,000, or 23%, in the nine months ended September 30, 2016, compared to the nine months ended September 30, 2015, is primarily attributed to a decrease in employment expenses, a decrease in stock-based compensation related to options granted to employees, a decrease in professional expenses and a decrease in office expenses.

Patent litigation and maintenance expenses. The decrease of $765,000, or 95%, in the nine months ended September 30, 2016, compared to the nine months ended September 30, 2015, is primarily attributed to a decrease in employment expenses related to the termination of employment of one of our former directors as chief executive officer of our U.S. subsidiary, who led the Company's efforts to maximize the value of our patents portfolio until August 2015.

Other expenses. Our other expenses in the nine months ended September 30, 2015 consist of partial compensation expenses provision related to the termination of employment of our former Chief Executive Officer, Mr. Ofer Tziperman, according to his employment terms, following his resignation from the Company and its subsidiaries on February 10, 2015, and partial compensation expenses related to the termination of employment of our former Director and Chief Executive Officer of our U.S. subsidiary, Mr. Dimitrios Angelis, on August 3, 2015. Our other expenses also consist of consulting fees as part of our strategic review. On September 4, 2016, we sold our headquarters building in Rosh Pina, Israel to a third party. As a result of this sale, we recorded a loss of $83 under other operating expenses in the nine months ended September 30, 2016.

Financing expenses, net

Our financing expenses, net, in the nine months ended September 30, 2016 and September 30, 2015, were as follows (in thousands):

	Nine months ended September 30,
	2016	2015
Financing income	$136	$83
Financing expenses	$(321)	$(594)
Financing expenses, net	$(185)	$(511)

Financing expenses consist primarily of interest payable on bank loans, bank commissions and foreign exchange losses. Financing income primarily of foreign exchange gains and from interest earned on investments in short-term deposits. The increase in financing income in the nine months ended September 30, 2016, compared to the nine months ended September 30, 2015, of $53,000, or 64%, is mainly due to the exchange rate differentials and interest income from deposits. The decrease in financing expenses in the nine months ended September 30, 2016, compared to the nine months ended September 30, 2015, of $273,000, or 46%, is mainly due to a decrease in the exchange rate differentials of the U.S. dollar against other currencies and a decrease in interest expenses on short-term and long-term bank credit.

Net loss from continuing operations

Our net loss from continuing operations in the nine months ended September 30, 2016 and September 30, 2015, was as follows (in thousands):

	Nine months ended September 30,
	2016	2015
Net loss from continuing operations	$(1,176)	$(6,333)

The decrease of $5.2 million, or 81%, in the nine months ended September 30, 2016, compared to the nine months ended September 30, 2015, is primarily due to an increase in our sales, an increase in our gross profit, a decrease in our operating expenses and a decrease in financing expenses, net, as described above.

Net income from discontinued operations

Our net income from discontinued operations in the nine months ended September 30, 2016 and September 30, 2015, was as follows (in thousands):

	Nine months ended September 30,
	2016	2015
Net income from discontinued operations	$1,525	$538

In December 2013, we completed the sale of certain assets, certain subsidiaries and IP assets directly related to our SmartID division. Further, in September 2016, we completed the sale of certain assets and IP relating to our previous parking business.

The results from these operations for the reporting periods are presented in the statements of operations as discontinued operations separately from continuing operations.

The increase in net income from discontinued operations of $987,000 in the nine months ended September 30, 2016, compared to the nine months ended September 30, 2015, is mainly attributed to the $2.1 million settlement fee related to litigation with SuperCom Ltd., or Supercom, in connection with the divestiture of our SmartID division, partially offset by the loss from operations activity and the sale of certain assets and IP relating our previous parking business.

Net income (loss)

Our net income (loss) in the nine months ended September 30, 2016 and September 30, 2015, was as follows (in thousands):

	Nine months ended September 30,
	2016	2015
Net income (loss)	$349	$(5,795)

The change of $6.1 million, in the nine months ended September 30, 2016, compared to the nine months ended September 30, 2015, is due to an increase in our gross profit, a decrease in our operating expenses, an increase in net profit from discontinued operations and to a decrease in financing expenses, net, as described above.

Liquidity and Capital Resources

Our principal sources of liquidity since our inception have been sales of equity securities, borrowings from banks, cash from the exercise of options and warrants and proceeds from divestitures of parts of our businesses. We had cash, cash equivalents and short-term investments representing bank deposits of $12.9 million as of September 30, 2016 (of which an amount of $1.5 million has been pledged to secure performance guarantees granted to third parties and guarantees to secure customer advances, loans and credit lines received from a bank), and $10.9 million as of December 31, 2015 (of which an amount of $2.3 million had then been pledged to secure performance guarantees granted to third parties and guarantees to secure customer advances, loans and credit lines received from a bank).  We believe that we have sufficient capital resources to fund our operations in the next 12 months.

We adhere to an investment policy which is intended to enable the Company to avoid being classified as a “passive foreign investment company,” or PFIC, under U.S. law. That said, we cannot provide complete assurance that PFIC status will be avoided in the future. In addition, our investment policy requires investment in high-quality investment-grade securities.

As of September 30, 2016, our long-term bank loans are denominated in the following currencies: Polish Zloty ($1.5 million, with maturity dates ranging from 2016 through 2019) and South African Rand ($649,000, with maturity dates ranging from 2016 through 2023). As of September 30, 2016, these loans bear interest at rates ranging from 3.15%-10.5% per annum.

Our composition of long-term loans as of September 30, 2016, was as follows (in thousands):

September 30, 2016
Long-term loans	$2,131
Less - current maturities	696
$1,435

Our composition of short-term loans, bank credit and current maturities of long-term loans as of September 30, 2016, were as follows (in thousands):

	September 30, 2016
	Interest rate
In NIS	4.35%	$719
In U.S. dollars	4.33%	1,583
In Polish Zloty	3.15%	782
		3,084
Current maturities of long-term loans		696
		$3,780

On November 4, 2014, we signed a financial and restrictive covenant with Bank Leumi L’Israel, or Bank Leumi, in order to secure bank services and obtain bank credit and loans. On September 19, 2016, Bank Leumi definitively released us from any financial and restrictive covenant requirements.

On May 7, 2016, we entered into an agreement pursuant to which we agreed to sell our headquarters building in Rosh Pina, Israel, to a third party for a consideration of NIS 7 million, and pursuant to which we will lease back the portion of the building necessary for our current operations. On September 4, 2016, the sale of the building was completed. As a result of the sale, we recorded a loss of $83,000 under other operating expenses presented in the statement of operations for the nine and three months ended September 30, 2016.

For the nine months ended September 30, 2016, we had a negative cash flow from continuing operations of $611,000. We may continue to suffer from negative cash flow from operations. We are looking for ways to increase our cash resources, such as increasing our revenues and profit, capitalizing on our patent portfolio, sales of assets or parts of our business or raising funds. In addition, we are looking for ways to reduce our financial expenses, including repayment of debt instruments.

On July 20, 2016 we entered into an Asset Purchase Agreement with Atrinet, pursuant to which we sold to Atrinet, our former parking business, including ongoing operations, transfer of related employees, as well as intellectual property directly related thereto, for a non-material amount. The transaction closed on September 14, 2016.

On October 6, 2014, we filed a registration statement on Form S-3, under the Securities Act of 1933, as amended, with the U.S. Securities and Exchange Commission, or the SEC, using a “shelf” registration process. The registration statement was declared effective on October 22, 2014. As a result of the sale of our parking business and the resulting restatement of our operating segments, we will not be able to use this registration statement until we restate our financial statements or otherwise incorporate by reference the appropriate financial statements to be included in our next annual report filed under the Securities Exchange Act of 1934, as amended, or the Exchange Act.

Operating activities related to continuing operations

For the nine months ended September 30, 2016, net cash used in continuing operating activities was $611,000, primarily due to a $1.2 million net loss from continuing operations, a $1.4 million increase in trade receivables, a $408,000 decrease in other current liabilities, a $152,000 decrease in accrued severance pay and a $16,000 increase in other receivables and prepaid expenses, partially offset by a $1 million increase in trade payables, depreciation expenses of $911,000, a $246,000 decrease in inventory, a $174,000 expense due to stock-based compensation issued to employees, a $83,000 loss on sale of property and equipment, a $60,000 deferred tax expense and a $19,000 accrued interest expense.

For the nine months ended September 30, 2015, net cash used in continuing operating activity was $2.6 million primarily due to a $6.3 million net loss from continuing operations, a $267,000 increase in inventory, a $39,000 decrease in accrued severance pay and a $8,000 gain on sale of property and equipment, partially offset by a $1.9 million decrease in trade receivables, depreciation expenses of $918,000, a $445,000 increase in trade payables, a $369,000 expense due to stock-based compensation issued to employees, a $194,000 increase in other current liabilities, a $133,000 decrease in other receivables and prepaid expenses, a $36,000 deferred tax expense and a $30,000 accrued interest expense.

Operating activities related to discontinued operations

For the nine months ended September 30, 2016, net cash used in discontinued operating activities was $183,000, related to the SmartID division and previous Parking Business. For the nine months ended September 30, 2015, net cash used in discontinued operating activities was $433,000, which related to our SmartID division and previous Parking Business.

Investing and financing activities related to continuing operations

For the nine months ended September 30, 2016, net cash provided by continuing investing activities was $1.1 million, mainly due to $1.8 million in proceeds from the sale of property and equipment and $142,000 in proceeds from restricted deposit for employees benefit, partially offset by a $502,000 purchase of short-term investments, a $185,000 purchase of property and equipment and a $139,000 investment in capitalized product costs.

For the nine months ended September 30, 2015, net cash provided by continuing investing activities was $2.6 million, mainly due to $4 million in proceeds from the maturity and sale of short-term investments, proceeds of $144,000 from restricted deposit for employees benefit and proceeds of $31,000 from sale of property and equipment, partially offset by a $1.1 million purchase of property and equipment, a $281,000 investment in restricted deposit for employee benefits and a $153,000 investment in capitalized product costs.

For the nine months ended September 30, 2016, net cash used in continuing financing activities was $1 million, mainly due to a repayment of $1.4 million of long-term bank loans, partially offset by a $287,000 increase in short-term bank credit, proceeds of $37,000 from the exercise of options and warrants and proceeds of $27,000 from long-term bank loans.

For the nine months ended September 30, 2015, net cash used in continuing financing activities was $673,000, mainly due to a $783,000 increase in short-term bank credit and repayment of $606,000 of long-term bank loans, partially offset by proceeds of $716,000 from long-term bank loans.

Investing and financing activities related to discontinued operations

For the nine months ended September 30, 2016, net cash provided by discontinued investing activities was $2.2 million, due to contingent consideration received related to the Smart ID division divestiture and consideration derived from the divestiture of our parking business.

For the nine months ended September 30, 2015, net cash provided by discontinued investing activities was $387,000 due to contingent consideration received related to the Smart ID division divesture.

We had no cash flows provided by or used in discontinued financing activities in the nine months ended September 30, 2016 and September 30, 2015.

Off Balance Sheet Arrangements

As of September 30, 2016, we had no off balance sheet arrangements that have had or that we expect would be reasonably likely to have a future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our CEO and our CFO, of the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) of the Securities Exchange Act.  Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures are effective.

Changes in Internal Control Over Financial Reporting - There has been no change in our internal control over financial reporting during the third quarter of fiscal 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 6. Exhibits.

3.1	Amended and Restated Articles of Incorporation (incorporated by reference to the Company’s Report on Form 6-K filed with the SEC on October 31, 2013).

3.2	Memorandum of Association, dated February 14, 1990 (incorporated by reference to the Company’s Registration Statement on Form F-1, filed with the SEC on June 14, 2002).

31.1*	Rule 13a-14(a) Certification of Chief Executive Officer.

31.2*	Rule 13a-14(a) Certification of Chief Financial Officer.

32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.

32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

101 *	The following materials from our Quarterly Report on Form 10-Q for the quarter ended September 30, 2016 formatted in XBRL (eXtensible Business Reporting Language): (i) the Interim Condensed Consolidated Balance Sheets, (ii) the Interim Condensed Consolidated Statements of Operations, (iii) the Interim Condensed Consolidated Statements of Comprehensive Loss, (iv) the Interim Condensed Statements of Changes in Equity, (v) the Interim Condensed Consolidated Statements of Cash Flows, and (vi) the Notes to Interim Condensed Consolidated Financial Statements, tagged as blocks of text and in detail.

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ON TRACK INNOVATIONS LTD.

Dated: November 14, 2016	By:	/s/ Shlomi Cohen
Shlomi Cohen,
Chief Executive Officer (Principal Executive Officer)

Dated: November 14, 2016	By:	/s/ Yishay Curelaru
Yishay Curelaru,
Chief Financial Officer (Principal Financial and Accounting Officer)

