Form 10-K
period 2016-12-31
ON TRACK INNOVATIONS LTD
filed 2017-03-28
CIK 1021604

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from [             ] to [               ]

 Commission file number 000-49877

ON TRACK INNOVATIONS LTD.
(Name of registrant as specified in its charter)

Israel	N/A
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Z.H.R. Industrial Zone P.O. Box 32, Rosh Pina, Israel	1200000
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number + 972-4-6868000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Ordinary Shares, par value NIS 0.10 per share	NASDAQ Capital Market

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒
(do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes ☐   No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked prices of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $37,040,864

The number of shares of the registrant’s Ordinary Shares outstanding on March 14, 2017, was 41,079,376.

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

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

The statements contained in this Annual Report on Form 10-K, or Annual Report, that are not historical facts are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 and other federal securities laws. Such forward-looking statements may be identified by, among other things, the use of forward-looking terminology such as “believes,” “intends,” “plans” “expects,” “may,” “will,” “should,” or “anticipates” or the negative thereof or other variations thereon or comparable terminology, and similar expressions are intended to identify forward-looking statements. We remind readers that forward-looking statements are merely predictions and therefore are inherently subject to uncertainties and other factors and involve known and unknown risks that could cause the actual results, performance, levels of activity, or our achievements, or industry results, to be materially different from any actual future results, performance, levels of activity, or our achievements, or industry results, expressed or implied by such forward-looking statements. Such forward-looking statements may appear in Item 1 – “Business” and Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” as well as elsewhere in this Annual Report and include, among other statements, statements regarding the following:

●	our expectations regarding the growth of the near-field communication, or NFC, market;

●	the expected development and potential benefits from our existing or future products or our intellectual property, or IP;

●	increased generation of revenues from licensing, transaction fees and/or other arrangements;

●	future sources of revenue, ongoing relationships with current and future business partners, distributors suppliers, customers, end-user customers and resellers;

●	our intention to generate additional recurring revenues, license and transaction fees;

●	future costs and expenses and adequacy of capital resources;

●	our intention to continue to expand our market presence via strategic partnerships around the globe;

●	our expectations that revenues from our business will grow in the next years, and the expected reasons for that growth;

●	our expectations regarding our short-term and long-term capital requirements;

●	our intention to continue to invest in research and development;

●	our outlook for the coming months; and

●	information with respect to any other plans and strategies for our business.

The factors discussed herein, including those risk factors described in Item 1A-“Risk Factors”, and those expressed from time to time in our press releases or filings with the Securities and Exchange Commission, or the SEC, could cause actual results and developments to be materially different from those expressed in or implied by such statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak and are made only as of the date of this filing.

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

PART I

Item 1. Business.

General Overview

We are a pioneer and leading developer of cutting-edge secure cashless payment solutions providing global enterprises with innovative technology for over two decades. We operate in two main segments: (1) Retail and Mass Transit Ticketing; and (2) Petroleum. In addition to our two reportable segments, certain products for the medical industry and other secure smart card solutions are classified under “Other” in segment analysis appearing in this Annual Report.

Our field-proven suite of cashless payment solutions is based on an extensive IP portfolio including registered patents and patent applications worldwide. Since our incorporation in 1990, we have built an international reputation for reliability and innovation, deploying a large number of solutions for the unattended retail, mass transit, banking, medical and petroleum industries.

We operate a global network of regional offices, distributors and partners to support various solutions deployed across the globe.

We focus our efforts on our core business of providing innovative cashless payment solutions based among other things on our contactless near field communications, or NFC, technology. To this end, and in line with our efforts to focus on our core business, in September 2016 we completed the sale of the operations, including our employees, as well as intellectual property directly related to our parking business. We have increased our efforts to further develop existing and new products and solutions, including among others by the introduction of our new products and solutions for the unattended payment market and Internet of Payment Things, or IoPT, technology. We have also increased our sales and marketing activities and resources.

We were incorporated under the laws of the State of Israel on February 15, 1990, under the name of De-Bug Innovations Ltd., with unlimited duration.  Our name was changed to On Track Innovations Ltd. on July 8, 1991. We are registered with the Israeli Registrar of Companies, under registration number 52-004286-2 and our Ordinary Shares are traded in the NASDAQ Capital Market, or NASDAQ, under the symbol OTIV.

Our Markets

We provide our cashless payment solutions for three major vertical markets:

1.	Retail and Mass Transit Ticketing
a.	Self-Service (Unattended) Retail, Internet of Payment Things (IoPT) and Wearables

Self-Service (Unattended) Retail - NFC and contactless technologies are embraced globally to create cashless retail environments known as self-service or unattended - a type of retail business where customers help themselves with respect to the products or services they wish to purchase, using NFC and contactless to accept the payment. Examples of business models that permit their customers an aspect of self-service include vending, laundromats, kiosks, gaming, banking, mass transit and self-service (self-checkout).

As one of the pioneers of cashless payment technology, we have been working closely with companies in diverse industries and markets to design industry-tailored solutions that enable our customers to achieve their goals more efficiently.

Internet of Payment Things (IoPT) and Wearables – Wearable technologies have become a modern trend. Today, it is very common to find wearable technologies such as wristbands or watches that are not only fashion garments, but are also linked to a smartphone and can measure a person’s heartbeat and footsteps.

We believe that the next evolution of wearables will also allow cashless payment. Our expertise in minimizing the foot print of NFC payment devices allows us to offer manufacturers a way to easily turn their existing product into a payment device. We call this unique capability “PayEnable” and we intend to market products that include our technology with the “PayEnabled by OTI” mark.

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

b. Mass Transit Ticketing

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

The system is comprised of attended and unattended point-of-sales, or POS, including ticket vending machines and terminals, and is fully managed by a back-office solution. ASEC provides system design, installation, management and on-going system maintenance services on a full end-to-end turn-key service basis.

Our solutions for the mass transit ticketing market in Poland are managed by ASEC.

2. Petroleum

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

OTI Readers – UNO + TRIO

We supply NFC and contactless payment reader products and solutions. Our products and solutions are approved by Underwriters Laboratories, Inc., or UL, and the U.S. Federal Communications Commission, or FCC, and certified by MasterCard TQM (Terminal Quality Management). Our reliability and performance are based on over quarter of a century of experience with NFC and contactless solutions.

Our readers are certified by the leading card associations including, amongst others, Visa, MasterCard, Amex, Discover Interac and the EMV, and are compatible as well for use with various NFC mobile payments solutions such as Apple Pay™, Android Pay™, Samsung Pay™, MIFARE™, FeliCa™ and others.

Below you can find a description of our principal OTI Readers:

OTI Uno Series – Uno-6, Uno-8, Uno-Plus

OTI Uno is a single interface and contactless reader packed in an ultra-compact form-factor. Uno is the ideal solution for meeting the complete range of NFC cashless payment industry requirements. The reader, which supports the major card associations’ applications as well as wallets such as Apple Pay™, Android Pay™, Samsung Pay™ and was designed specifically for attended and unattended retail environments. Uno’s unique form-factor and features enable easy integration and installation in unattended self-service payment stations, including Automatic Teller Machines, or ATMs, Automatic Vending Machines, or AVMs, ticket vending machines, toll roads, gaming machines, kiosks, access control, mass transit gates and more.

The OTI UNO range is currently available in 3 models: ● UNO-6 (SATURN® 6700 UNO) – EMV ● UNO-8 (SATURN® 8700 UNO) – EMV + FeliCa + P2P ● UNO-Plus (SATURN® 8700 UNO) – EMV + FeliCa + P2P + Display
OTI Trio

OTI TRIO (SATURN® 6500 TRIO and SATURN® 6500 DUO) is an NFC and contactless reader built specifically for the unattended machine market, such as vending machines, and provides quick and easy support for cashless payments.

OTI TRIO offers convenient three-in-one cashless payment card options: magnetic stripe (swipe), contact (chip) and contactless (tap), in one small and stylish package. With modular design for easy installation and multiple connection options, the OTI TRIO is ideal for vending, pay-at-the-pump, and unattended payment services.

The OTI TRIO is optimized to read data from a variety of sources, including NFC enabled phones, all types of credit cards, contactless key fobs and smart stickers that comply with ISO/IEC 14443 type A, B and MIFARE™.

The reader’s LCD display, LEDs and buzzer provide users with on-the-spot transaction confirmation and clear interactive feedback.

The OTI TRIO is also available in partial configurations including:

●     Tap + Swipe (Contactless + MagStripe)

●     Tap + Chip (Contactless + Contact Chip & Pin)

●     Swipe + Chip (MagStripe + Contact Chip & Pin)

OTI Interno

The OTI Interno (SCI 6100 OEM) global original equipment manufacturer, or OEM, reader module with integrated antenna is a compact and cost-effective contactless card reader board, designed for easy integration into mass transit validators and terminals.

Designed for seamless and simple OEM integration, the OTI Interno includes a full-featured development environment, preloaded on-board payment applications (MasterCard PayPass, Visa PayWave, etc.) and smart or transparent mode options. Delivering price-performance, the OTI Interno supports contactless payments and loyalty programs.

Payment Gateways and Machine-to-Machine (M2M) Controllers

Controllers and gateways are hardware devices that manage or direct the flow of data between two machines, and are used to “control” a peripheral device (e.g., a vending machine). OTI has a range of controllers and gateways that provide secured and certified access to payment service providers which enable cashless payment acceptance, connectivity and cloud-based management for machines.

OTI TeleBox (Connect 3000) – M2M Telemetry Controller

The OTI TeleBox is a machine-to-machine, or M2M, controller designed to enable communication between machines, particularly vending machines, kiosks and meters via various optional communication methods, allowing operators to easily remotely manage and be notified about a specific machine or the entire fleet.

The OTI TeleBox serves three main functionalities:

●	M2M connectivity using cellular modem, Ethernet or WiFi;
●	Host for connected devices such as card readers, PIN pad, camera, barcode reader, etc.; and
●	Communication channel to the vending machine controller using the major protocols that are in use by the unattended vending, kiosk and pulse machine industries.

The OTI TeleBox supports a wide range of configurations while supporting optional hardware like backup batteries, external memory extension using SD card, mini USB connection, on-board memory and more.

OTI GoBox - Gateway, Payment and Multimedia Services Enabler for Machines
OTI GoBox is a highly modular, powerful and scalable M2M cashless payment and telemetry gateway, featuring advanced connectivity, processing power and multimedia functionality.

OTI GoBox is designed for unattended retail machine operators who require a modular and powerful M2M gateway with enough processing power to stream Full-HD media, and run either Linux or Android. GoBox is one of the most versatile and easy-to-integrate M2M gateway units available today.

OTI GoBox can collect and transmit inputs from different components of the machine such as: sensors, all types of serial payment acceptance devices like readers, security devices such as PIN pads, inventory events, security and anti-vandalism events, operation transaction events, and data collection devices like QR-Code scanners and more.

Payment and Management Solutions for Vending, Kiosk and Coin-op Pulse Machines
otiMetry – Vending Telemetry Solution

otiMetry is a modular and cost-effective telemetry solution for smart vending which also enables cashless payments. It is a complete system designed for the unattended vending machine market.

otiMetry incorporates telemetry, sales, operations, and marketing into an affordable all-inclusive solution that makes any vending business a smart and interactive one, with real-time online management capabilities and alerts.

OTI’s otiMetry solution is a modular telemetry system which includes:

●	Cashless Reader Hardware – OTI Uno or OTI Trio readers
●	M2M Controller/Gateway – enables connectivity and M2M communications (TeleBox/GoBox)
●	TMS (Terminal Management System) – a pre-integrated cloud service that is responsible for remote terminal management
●	Telemetry – Cloud-based software which provides all the data insights required to turn a vending operation into a smart vending business

otiMetry supports the entire business lifecycle management and includes:
●	Cashless payment
●	Online terminal and vending machine remote management
●	Telemetry information such as cash, stock levels, alerts, route planning, and business optimization

otiMetry offers a modular and scalable approach supporting an easy method for adding and removing modules. Another unique feature is that the system is based on an open platform allowing integrators to add their own modules into the system.

otiKiosk – Unattended Self-Checkout Kiosk Payment Solution

otiKiosk is a cashless payment acceptance and remote management solution for kiosks and self-service environments. otiKiosk provides kiosk operators with an easy and affordable way to integrate a pre-certified EMV payment acceptance solution into their system, which includes remote management of the kiosk’s hardware and software.

otiKiosk combines the following components into an integrated solution:

●	Cashless Reader Hardware – OTI Uno or OTI Trio readers
●	otiKiosk Client – Windows based application integrating between kiosk software, gateway, and the cashless reader to support the payment process and the payment functionality for the kiosk system integrator
●	otiKiosk TMS (Terminal Management System) – a pre-integrated cloud service that is responsible for remote terminal management

otiPulse – Cashless Payment Solution for Coin-Operated Pulse Machine

otiPulse is a modular and cost-effective cashless payment solution for pulse operated machines, such as:

●         Laundromats

●         Game & Prize Machines

●         Air and Vacuum machines

●         Lockers and restrooms

●         Car wash

●         Amusement rides

●         Massage chairs

otiPulse is a complete system for the unattended pulse machine market. otiPulse adds cashless payment to coin-operated machines. It turns coin-only machines into smart connected machines capable of accepting cashless payments.

otiPulse system components include:

●         Cashless Reader Hardware – OTI Uno or OTI Trio readers

●         Controller – enables connectivity and communications (TeleBox)

●         Control Cable – compatible with pulse machine operational activities

●         TMS (Terminal Management System) – a pre-integrated cloud service that is responsible for remote terminal management

otiPulse connectivity supports the entire business lifecycle management and provides real-time online management capabilities and alerts including:

●         Logging and reports for both cash and cashless sales

●         Payment terminal online management (e.g., price updates)

●         Elimination of unnecessary visits and service time

●         Optimization of field staff productivity

●         Decreasing machine down-time (i.e., power status alerts)

●         Remote configuration of system parameters (price, pulse duration, etc.)

PayEnable™ Technology – PayCapsule and PayCapsule-Flex

IoPT and Wearables - PayEnable technology can be implemented into a wide range of products. We offer two methods of adding our technology into products:

PayCapsule – PayEnable solution for casted/solid products with advanced application support.

The PayCapsule is an IoPT contactless payment device based on a secure element supporting multiple applications and smart-phone connectivity. The PayCapsule’s small form-factor allows it to be encompassed into consumer products, and is ideal for turning wearables into payment devices.

PayCapsule-Flex – PayEnable solution for wearables and flexible or bendable products.

The PayCapsule-Flex is a thin and flexible secure payment device that can be produced in a variety of shapes. The PayCapsule-Flex is heat and water-resistant (i.e., machine washable) and is designed to be bendable and twistable, which makes it an ideal payment device suitable for wearables, such as clothing and fashion accessories.

Mass Transit Ticketing Market

Our wholly owned subsidiary, ASEC, is a leading provider of contactless ticket selling systems for public transport in Poland. ASEC’s system for public transportation (metro, tramways, buses) and parking is installed in the city of Warsaw and an additional major city, as well as in one of the largest passenger railways in Poland – the Mazovia Railway. ASEC is a leading provider of electronic ticketing card systems in Poland and card management systems for ticketing applications. ASEC is also a provider in Poland of services enabling loading of contactless prepaid cellular telephone cards based on Global System for Mobile Communications, or GSM, installed on ticket vending machines and in press kiosks in major cities and in the Mazovia region, which is the most populated region of Poland.

ASEC’s ticket vending machines, or TVM, are highly specialized devices, the main functions of which are encoding and loading electronic card tickets for the public transport and selling paper tickets. The system’s software is provided by ASEC and may be adjusted to the customer’s requirements.

TVM Functionalities:

●	Loading of electronic contactless cards for public transport with seasonal tickets, zone tickets, etc. (local city transport, buses, metro, railway etc.)
●	Sale of paper tickets
●	Loading of electronic parking fees on contactless cards
●	Loading of pre-paid cellular phone cards
●	Advertising on TVMs’ screens and machines’ casing
●	Other possible functionalities include issuing city resident cards, tourist cards and social benefit cards

ASEC also resells tickets through a sales network of point of sale, or POS, terminals located at kiosks and other retail outlets. The distributor receives a commission on the sale of each ticket.

The Company delivers, sets, installs, activates and retains ownership of the devices and of the system.

POS Functionalities:

●	Loading of electronic contactless cards for public transport (season tickets, zone tickets, one-time tickets, etc.)
●	Loading of electronic parking fees on contactless cards
●	Servicing city resident cards, tourist cards, social benefit cards and other

Petroleum Management Market

EasyFuel Plus®

Our petroleum payment solutions enable large and small customers to effortlessly control and manage refueling operations – including automatic payments for less gas station downtime, complete remote transaction and fuel usage reporting, and tracking of odometer and/or engine operating hours.

Easily deployed and seamlessly integrated with existing refueling station infrastructure, our EasyFuel Plus® solution is a wireless, cashless, cardless and paperless refueling tracking and payment solution, providing customers with maximum flexibility and security.

EasyFuel Plus is a modular and scalable fuel management solution, that is perfect for:

●         Commercial and Homebase Sites

●         Retail Petroleum

●         Industrial and Mining Sites

●         Construction Sites

●         Mobile Refueling Operations

●         Corporate Fleet Fuel Management

MediSmart®

Our MediSmart® solution is an information management and claims submission system for the medical sector. MediSmart securely processes and manages the medical information using biometric technology to validate the patient. MediSmart cards provide doctors, hospital administrators and pharmacies with information regarding a patient’s identity, medical and prescription history, insurance coverage and payment history.

MediSmart has been deployed in approximately 3,500 points of service across four countries in East Africa with approximately 800,000 cards currently in issue.

Industry Background

Following recent regulations and credit card anti-fraud legislations, the use of contactless payment technologies has become an essential requirement for both consumers and retailers. Various market sectors have begun to massively adopt contactless payments and are constantly looking for ways to make the adoption process as convenient as possible for both merchants and customers. Millions of contactless debit and credit cards are issued annually by leading financial institutions to various consumers, and merchants are looking to install contactless payment readers that can be easily integrated into their existing unattended point of sale locations.

The world's leading smartphone manufacturers are either including or are expected to include NFC support in their upcoming handset upgrades, which will enhance the technology adoption lifecycle. Whether it is a standard contactless travel card, or EMV contactless card, or an NFC mobile phone, the main motive is to provide quick and efficient payment solutions. Leading smartphone manufacturers have also introduced and are actively pushing the use of their own contactless payment solutions such as Apple Pay™, Android Pay™ and Samsung Pay™, all of which require a contactless reader to be available at the merchant countertop.

The IoPT wearable devices – commonly referred to as wearables – market is expected to continue growing rapidly as second and third generation iterations reach the market. These new devices will build upon the hardware and software of their predecessors and answer some of the shortcomings and concerns that potential customers have today. With the growth in the wearables market, many product and apparel manufacturers are looking for ways to keep their products current and attractive. Adding cashless payment technology is an interesting and cost effective way to achieve this, and OTI’s PayEnable technology is in a commanding position to capitalize on the current wearables boom.

Strategy

Our goal is to maintain our status as a leading developer of NFC and cashless payment technologies and our reputation as a manufacturer of top quality products carrying the highest certification standards. We see growing potential in our PayEnable technology and are working to position ourselves as an innovative market leader in the retail segment.

Key elements of our strategy for achieving this goal include:

●	Expanding our global market presence. We market our products through a global network of subsidiaries in the United States, Europe, Africa and our headquarters in Israel. We are using these entities to strengthen our presence in existing markets, penetrate new markets, provide local customer service and technical support, and adapt our products to our local customers’ specific needs. We continue to expand our market presence via strategic distributors around the globe.

●	Increasing our focus on generating high-margin, recurring revenues. We currently derive most of our revenues from one-time payments for our products and technologies. We intend to generate additional recurring revenues by receiving service fees for ongoing customer services and transaction fees from our customers. We also seek to enter the payment ecosystem by providing complementary services to our PayEnabled products.

●	Enhancing our technological position. We intend to continue to invest in research and development in order to develop new technologies, extend the functionality of our products and services, and offer innovative products and services to our customers.

Customer Service and Technical Support

We provide our customers with training and installation support and ongoing customer service and technical support through our global network of subsidiaries, distributors and local services providers, including employees located in our corporate headquarters in Rosh Pina, Israel, as well as employees located in our subsidiaries in Europe, South Africa and the United States. Our customer service teams in Rosh Pina provide central services to our global network. Our subsidiaries, distributors and local providers, in turn, provide customer service and technical support through telephone and email for an ongoing fee. On-site technical support is available to customers and end-users for a fee.

Sales and Marketing

In addition to selling our products through our distributors, we sell and market our products directly and through our global network of subsidiaries. We have also engaged consultants to market and sell our products in the Asia-Pacific region. We market and sell our products in the Americas through our U.S.-based subsidiary OTI America, in Africa through our subsidiary based in South Africa, OTI PetroSmart and in Europe through ASEC, our Polish subsidiary. In Israel and in regions where we do not have local subsidiaries or representatives, we market and sell through our headquarters in Rosh Pina. Our marketing and sales staff implements marketing programs to promote our products and services in order to enhance our global brand recognition. Our current marketing efforts include, among others, participation in trade shows and conferences, press releases, our web site, face-to-face engagements, and advertisements in industry publications. We also conduct from time to time technical seminars to inform customers, distributors, business partners and other industry participants of the benefits of our products and technologies.

Some of the customers to whom we sell our products also act as distributors for our products. We have granted some of our customers and local distributors exclusive distribution rights within a particular country or region. We generally guarantee exclusivity only against certain minimum volume commitments or other commercial conditions determined on a case by case basis.

Manufacturing

We outsource all of our manufacturing and product assembly to third-party vendors. Whenever possible, our policy is to use more than one supplier and manufacturing subcontractor for each part of our production process in order to limit dependence on any one manufacturer or supplier.

We maintain strict internal and external quality control processes. We have and maintain ISO 9001:2008 certification for our Israeli headquarters and our subsidiary OTI America. We require that our suppliers and manufacturing and assembly vendors have and maintain ISO 9001:2008 certification. ISO 9001:2008 refers to a quality assurance model established by International Standards Organization, or ISO, for companies that design, produce, install, inspect and test products.

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

The following table describes our expenditures from research and development activities during each of the past three years:

	2016	2015	2014
Our expenditures (in millions)	$2.8	$3.4	$4.1
Our expenditures as a percentage of annual revenues	14%	19%	20%

Our research and development activities focus mainly on two major areas:

●	developing new innovative technologies related to the cashless payment solutions market; and

●	enhancing the functionality of our components and expanding the range of our products to serve new markets.

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

We have an extensive IP portfolio including numerous issued patents in various jurisdictions with respect to our technologies, as well as a number of pending patent applications, trademarks and designs, encompassing product applications, software and hardware platforms, system and product architecture, product concepts and more in the fields of NFC, manufacturing techniques, contactless cards and payments, and petroleum solutions. While we have continued to seek new patents and support pending applications, we have as part of our efficiency program reduced investment in non-core patents and registrations. Expiration dates for our granted patents are between December 30, 2017 and April 9, 2035. Expiration dates for provisional applications are subject to the date of non-provisional filing, issuance of patent and any patent term adjustment.

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

Competition

Our competition is technology vendors that provide cashless payments solutions products and technologies:

●	In the Retail Market our competition includes unattended payment solution and technology providers such as ID Tech, Nayax, Ingenico, Televend and Verifone. Our competition in wearables and IoPT includes vendors of wearable payment devices and telemetry controllers such as Vendon Datavend, MEI, VeoVend, bPay and Kerv. In addition, we see Apple, LG and Samsung as main competitors in the field of wearables.

●	In the Petroleum Market we compete with fueling and fleet management end-to-end solution vendors such as Orpak and Rozman Engineering. As this domain has high entrance barriers, competition in this field is limited.

Employees

Following is the number of our employees during each of the past three years:

Total Number of employees as of December 31,
2016	2015	2014
120	130	157

We operate in accordance with the applicable law and the provisions of the general extension orders applying to labor and employment relations in Israel. These provisions principally concern length of the working day, minimum wages for employees, contributions to pension funds or managers’ insurance, contribution to work disability insurance, convalescence, travel expenses, holidays and other conditions of employment. We provide our employees with benefits and working conditions above the required minimum and which we believe are competitive with benefits and working conditions provided by similar companies in our industry in Israel. Our employees are not represented by a labor union. We have written employment agreements with substantially all of our employees. Competition for qualified personnel in our industry is intense and it may be difficult to attract or maintain qualified personnel to our offices. We dedicate significant resources to employee retention and have never experienced work stoppages, and we believe that our relations with our employees are good.

Organizational Structure

We have three wholly-owned subsidiaries: ASEC (a Polish corporation), OTI America (a Delaware corporation), and OTI PetroSmart (a South African corporation).

●	ASEC S.A. (Spolka Akcyjna), our wholly-owned Polish subsidiary, is headquartered in Krakow, Poland. ASEC provides marketing, distribution, and customer support for our products in Europe. We have the right to appoint all of the members of its board of directors.

●	OTI America Inc., our wholly-owned U.S. subsidiary, is headquartered in Iselin, New Jersey and is incorporated in Delaware. OTI America provides marketing and customer support for our products in the Americas. We have the right to appoint all of the members of its board of directors.

●	OTI PetroSmart (Pty) Ltd. (formerly named OTI Africa (PTY) Ltd.), our wholly-owned South African subsidiary, is headquartered and incorporated in Cape Town, South Africa, and provides marketing, distribution and customer support for our products in Africa. We have the right to appoint all of the members of its board of directors.

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

We have incurred losses in each year since we commenced operations in 1990. We reported net losses attributable to shareholders of $9.9 million in 2014, $7.2 million in 2015, and $828,000 in 2016. We may continue to incur full year losses in 2017 and afterwards, as we invest in the expansion of our global sales and marketing network, reduce our product prices in return for future transaction fees based on the volume of transactions in systems that contain our products, invest in fixed assets that may generate revenues more slowly than expected, and enhance our research and development capabilities to develop existing and new products.

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

We depend on a small number of large customers and the loss of one or more of them would lower our revenues.

Our customer base is concentrated among a limited number of large customers. Our revenues may continue to depend on a limited number of major customers. The customers we consider to be our major customers and the percentage of our revenue represented by each major customer vary from period to period. In 2014, 2015 and for 2016, our largest customer in North America provided 25%, 16% and 17% respectively, of our total revenues for such periods. In addition, another customer, related to mass transit in Poland, accounted for 16%, 16% and 15% of our total revenues for 2014, 2015 and 2016, respectively. If we were to lose any one of our major customers, or if any of our customers were to have difficulty meeting their financial obligations to us for any reason, our financial condition and results of operations would be adversely affected.

If the markets for our products do not grow, sales of our products may not grow and may even decline.

The success of our products depends on the continuing adoption of cashless payment solutions within a broad spectrum of industries including unattended retail, mass transit and fueling. Such continuing adoption of cashless payment solutions and technologies also depends on the enactment and implementation of regulations and industry standards regarding secure cashless payment. Should such industries fail to adopt cashless payment technologies or solutions or experience any economic downturn or should regulations fail to support such solutions, the markets for our products may not grow or actually meet our current forecasts.

Additionally, potential customers in developed countries, such as the United States and others, may already have installed systems that are based on technologies different from ours and therefore may be less willing to incur the capital expenditures required to install or upgrade to our products. As a result, we cannot assure that there will be sufficient market opportunities for our products. New technologies for payments different than ours might also be adopted by the markets and could override the need for our payment solutions.

We face intense competition. If we are unable to compete successfully, our business prospects will be impaired.

We face intense competition from developers of contact and contactless payments products that use similar and other technologies than ours. We compete on the basis of a range of competitive factors including price, compatibility with the products of other manufacturers, and the ability to support new industry standards and introduce new reliable technologies. Many of our competitors have greater market recognition, larger customer bases, and substantially greater financial, technical, marketing, distribution, and other resources than we possess. As a result, they may be able to introduce new products, respond to customer requirements and adapt to evolving industry standards more quickly than we can.

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

Although we are devoting significant resources to develop new products and adapting our existing products for use in new markets, such as cashless payment solutions, mass transit ticketing solutions and petroleum solutions, if we fail to develop our new products or adapt our existing products for existing or new markets, we may not recoup the expenses incurred in our efforts to do so, our revenue growth may be impeded and we may incur significant losses.

Our revenue growth may be impaired if we are unable to maintain our current, and establish new, strategic relationships.

The markets for our products are usually highly specialized and sometimes require us to enter into strategic relationships in order to facilitate or accelerate our penetration into existing or new markets. We consider a relationship to be strategic when we integrate our technology into some of the product offerings of a business partner or engage a distributor that has a significant position in a specified market. Failure of our strategic partners to perform in a satisfactory manner or to meet their undertakings in the penetration of new markets, or the termination of any of our strategic relationships or our failure to develop additional relationships in the future may limit our ability to expand the markets in which our products are deployed or to sell particular products.

We may pursue acquisitions of other companies or new or complementary products, technologies and businesses, which could harm our operating results, may disrupt our business and could result in unanticipated accounting charges.

We may pursue acquisitions of other companies or new or complementary products, technologies and businesses in the future. Acquisitions create risks for our business that could cause our results to differ materially and adversely from our expected or projected results. Such risks include the effects of possible disruption to the continued expansion of our product lines, potential changes in our customer base and changes to the total available market for our existing products, reduced demand for our products, the impact of any such acquisition on our financial results, negative customer reaction to any such acquisition and our ability to successfully integrate an acquired company's operations with our operations. Acquisitions create additional risks for our business that could cause our results to differ materially and adversely from our expected or projected results. Such risks include: difficulties in integrating the operations, systems, technologies, products and personnel of the acquired companies, particularly companies with large and widespread operations and/or complex products; the diversion of management’s attention from normal daily operations of the business and the challenges of managing larger and more widespread operations resulting from acquisitions; possible disruption to the continued expansion of our product lines; potential changes in our customer base and changes to the total available market for our products; reduced demand for our existing products; the use of a substantial portion of our cash resources and incurrence of significant amounts of debt; significant increases to our interest expense, leverage and debt service requirements as a result of incurring debt; the impact of any such acquisition on our financial results; internal controls may become more complex and may require significantly more resources to ensure they remain effective; negative customer reaction to any such acquisition; assuming the liabilities of the acquired company; and dilution to our shareholders if we make these acquisitions in exchange for our shares.

The terms of certain of our agreements may restrict our ability to take actions that we believe to be desirable.

Certain agreements that we have entered into with our distributors provide exclusivity for different time periods, ranging from several months to several years, or with respect to specific regions and/or products. For example, in certain markets, we sell our products through distributors who, in certain cases, have exclusive distribution rights in that market or certain territories if specified minimum volume commitments are met. The foregoing could have a material adverse effect on our business, operating results and financial condition if these partners do not perform in a satisfactory manner.

Our products may have long development and sales cycles and we may expend significant resources in relation to a specific project without realizing any revenues.

The development and sales cycles for our products vary from project to project. Typically, the projects in which we are involved are complex and require that we customize our products to our customers’ needs and specifications. We then conduct evaluation, testing, implementation and acceptance procedures and sometimes we are required to perform a long certification process for our products. Only after successful completion of these procedures and certifications will customers place orders for our products in commercial quantities. In addition, our sales contracts sometimes do not include minimum purchase commitments. We therefore cannot always ensure that product development will result in commercial sales. Our average development cycle is typically between six and 18 months from initial contact with a potential customer until we deliver commercial quantities to the customer and recognize significant revenues. As a result, we may expend financial, management and other resources to develop customer relationships before we recognize revenues, if any.

Fluctuations in our quarterly financial performance may create volatility in the market price of our shares and may make it difficult to predict our future performance.

Our quarterly revenues and operating results have varied substantially in the past and may continue to vary in the future. These fluctuations may be driven by various factors which are beyond our control, are difficult to predict and may not meet the expectations of analysts and investors. As a result, our revenues and operating results in any quarter may not be indicative of our future performance, and it may be difficult to evaluate our prospects.

Delays or discontinuance of the supply of components or manufacturing and assembly of our products may hamper our ability to produce our products on a timely basis and cause short-term adverse effects.

Some of the components we use in our products are supplied by third party suppliers and manufacturers. Some of these suppliers are single source manufacturers. Termination of manufacturing of a certain product, provision of services or support (commonly referred to as “end of life”), allocations due to high demand, or delays or shortages could interrupt and delay the supply of our products to our customers, and may result in cancellation of orders for our products. Similarly, we do not always have long-term supply contracts under which our suppliers are committed to supply us with components at fixed or defined prices. Suppliers sometimes may increase component prices significantly without advance warning or could discontinue the manufacturing or supply of components used in our products. In addition, third party suppliers may face other challenges in fulfilling their contractual obligations with us which are beyond our control. Although we make efforts to identify and retain second source manufacturers and vendors, we may not be able always to develop alternative sources of supply and services. Even if we are able to identify such alternative sources, we may need to modify our products to render them compatible with other components. This may cause delays in product shipments, increase manufacturing costs and increase product prices.

Some of our suppliers and vendors are located in different countries and, therefore, we may experience logistical difficulties in our supply chain, including long lead times for receipt of products or components and shipping delays. In addition, our subcontractors may, on occasion, feel the impact of potential economic or political instability in their regions, which could affect their ability to supply us with components for our products in a timely manner.

If we fail to hire, train and retain qualified research and development personnel, our ability to enhance our existing products, develop new products and compete successfully may be materially and adversely affected.

Our success depends, in part, on our ability to hire and train qualified research and development personnel. Individuals who have expertise in research and development in our industry are scarce. Competition for such personnel is intense, particularly in Israel. Consequently, hiring, training and retaining such personnel is time consuming and expensive. In addition, it may be difficult to attract qualified personnel to Rosh Pina, which is located in the northern part of Israel. If we fail to hire, train and retain employees with skills in research and development, we may not be able to enhance our existing products or develop new products.

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

Our patent portfolio includes registered patents and pending patents applications worldwide encompassing, among others, product applications, system and product architecture and product concepts. We cannot be certain that patents will be issued with respect to any of our pending or future patent applications or that the scope of our existing patents, or any future patents that are issued to us, will provide us with adequate protection for our technology and products. Others may challenge our patents or patent applications as well as our registered trademarks and other intellectual property rights. We do not know whether any of them will be upheld as valid or will be enforceable against alleged infringers. Thus we do not know whether they will enable us to prevent or hinder the development of competing products or technologies. Moreover, patents provide legal protection only in the countries where they are registered and the extent of the protection granted by patents varies from country to country.

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

In order to protect our technology and products and enforce our patents and other proprietary rights, we may need to initiate, prosecute or defend litigation and other proceedings before courts and patent and trademark offices in multiple countries. Significant resources may be required to support such litigation.

Security breaches and system failures could expose us to liability, harm our business or result in the loss of customers.

We retain sensitive data, including intellectual property, books of record and personally identifiable information, on our networks. It is critical to our business strategy that our infrastructure and other infrastructure we use to host our solutions remain secure, do not suffer system failures and are perceived by customers and partners to be secure and reliable. Despite our security measures, our infrastructure and the third party infrastructure we use to host our solutions may be vulnerable to attacks by hackers or other disruptive problems. Any security breach or system failure may compromise information stored on our networks. Such an occurrence could negatively affect our reputation as a trusted provider of the affected solutions.

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

Some of our products are designed to collect, store, and route certain personal identifiable information from our clients and/or from end-users, as well as processing such clients’ and/or end-users payments using payment information. In addition, we may store such information on our servers.

We are required by some of our customers to meet industry standards imposed by payment systems standards setting organizations such as EMV, credit card associations such as Visa, MasterCard, Discover and other credit card associations and standard setting organizations such as the Payment Card Industry Security Standards Council, or PCI SSC, and other local organizations. Furthermore, some of our offerings are subject to the Payment Card Industry Data Security Standards, or PCI DSS, which is a set of multifaceted security standards that is designed to protect credit card and personal information as mandated by payment card industry entities. Even though we attempt to protect our company through our contracts with our customers, we have limited oversight or control over the actions and practices of our clients and other third-party service providers.

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

It is not always possible to know with certainty whether or not the manufacture and sale of our products or the licenses we are granted from third parties infringe patents or other IP rights owned by third parties. Third parties may, from time to time, claim that our products infringe on their patent or other IP rights. In addition, if third parties claim that our customers are violating their IP rights, our customers may seek indemnification from us, or may terminate their relationships with us.

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

We derive revenues from different geographical areas. Our ability to maintain our position in existing markets and/or to penetrate new, regional and local markets is dependent, in part, on the stability of regional and local economies. Our regional sales may continue to fluctuate widely and may be adversely impacted by future political or economic instability in these or other foreign countries or regions.

In addition, there are inherent risks in these international operations which include, among others:

●	changes in regulatory requirements and communications standards;

●	changes in external political policies, such as embargos based on manufacturing origin;

●	political and economic instability;

●	required licenses, tariffs and other trade barriers;

●	difficulties in enforcing IP rights across, or having to litigate disputes in, various jurisdictions;

●	difficulties in staffing and managing international operations;

●	potentially adverse tax consequences;

●	the burden of complying with a wide variety of complex laws and treaties in various jurisdictions; and

●	business interruptions resulting from geopolitical actions, including war and terrorism, or natural disasters including earthquakes, typhoons, floods and fires.

If we are unable to manage the risks associated with our focus on international sales, our business may be harmed.

Currency fluctuations could adversely affect our results of operations.

We generate a significant portion of our revenues in U.S. Dollars but we incur some of our expenses in other currencies. Our principal non-U.S. Dollar expenses are for Israeli employees’ salaries, which are in New Israeli Shekels, or NIS. Our subsidiary in Poland, ASEC, incurs expenses in Polish Zloty and our subsidiary in South Africa, OTI PetroSmart, incurs expenses in South African Rand. To the extent that we and our subsidiaries conduct our business in different currencies, our revenues and expenses and, as a result, our assets and liabilities, are not necessarily accounted for in the same currency. We are therefore exposed to foreign currency exchange rate fluctuations. These fluctuations may negatively affect our results of operations. Our operations could also be adversely affected if we are unable to limit our exposure to currency fluctuations in the future.

To mitigate the risk of financial exposure to fluctuations in the exchange rate of the U.S. Dollar against the NIS or other currencies, we may enter into currency hedging transactions. However, these measures may not adequately protect us from material adverse effects resulting from currency fluctuations. In addition, if we wish to maintain the U.S. Dollar-denominated value of sales made in other currencies, any devaluation of the other currencies relative to the U.S. Dollar would require us to increase our other currency denominated selling prices which could negatively affect our sales.

Our international sales and operations are subject to complex laws relating to foreign corrupt practices and bribery, among many other subjects. A violation of, or change in, these laws could adversely affect our business, financial condition or results of operations.

Our operations in countries outside the U.S. are subject, among others, to the Foreign Corrupt Practices Act of 1977 as amended from time to time, or FCPA, which prohibits U.S. companies or foreign companies which their shares are traded in a U.S. stock exchange, or their agents and employees from providing anything of value to a foreign public official as defined in the FCPA for the purposes of influencing any act or decision of these individuals in their official capacity to help obtain or retain business, direct business to any person or corporate entity, or obtain any unfair advantage. We have internal control policies and procedures with respect to the FCPA. However, we cannot assure that our policies and procedures will always protect us from reckless or criminal acts that may be committed by our employees or agents. Violations of the FCPA may result in severe criminal or civil sanctions, and we may be subject to other liabilities, which could have a material adverse effect on our business, consolidated results of operations and consolidated financial condition. In addition, investigations by governmental authorities as well as legal, social, economic, and political issues in countries where we operate could have a material adverse effect on our business and consolidated results of operations. We are also subject to the risks that our employees or agents outside of the U.S. may fail to comply with other applicable laws. The costs of complying with these and similar laws may be significant and may require significant management time and focus. Any violation of these or similar laws, intentional or unintentional, could have a material adverse effect on our business, financial condition or results of operations.

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

Defects in our products could harm our reputation, result in loss of customers and revenues or subject us to product liability claims.

Our products are highly technical and deployed as part of large and complex projects. As a result of the nature of our products, they can only be fully tested when fully deployed. Any defects in our products could result in: harm to our reputation; loss of, or delay in, revenues; loss of customers and market share; failure to attract new customers or achieve market acceptance for our products; unexpected expenses to remedy such defects; and/or exposure to potential product liability claims.

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

Our operations and performance depend on worldwide economic conditions and their impact on levels of business and public spending. Fluctuations or downturns in global or regional economies may adversely affect the budgeting and purchasing behavior of our customers and our potential customers, including shifting customers, purchasing patterns to lower-cost options, which could adversely affect our product sales.

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

We derive a portion of our revenues from sales to resellers that are not the end-users of our products. We are dependent, to a certain extent, on the ability of these resellers to maintain their existing business and secure new business.

Some of our revenues derive from sales to customers and distributors that incorporate our products into systems which they supply and install for use by their end-use customers. While we view such resellers as our final customers, our revenues may decline if the efforts of these resellers fail in their efforts to sell their products or to resell our products. Further, the faulty or negligent implementation and installation of our products by our customers or their end-use customers may harm our reputation and dilute our brand name. We are one step removed from the end-users of our products, and therefore it may be more difficult for us to rectify damage to our reputation caused by resellers that have direct contact with end-users. In addition, termination of agreements with resellers or revocation of exclusive distribution rights within certain countries might be difficult. If we are unable to maintain our current relationships with resellers or develop relationships with new resellers, we may not be able to sell our products and our results of operations could be impaired.

While we also sell directly to end-users, our future success will depend upon the timing and size of future purchases by resellers and the success of their products and services for which they use our products.

We are exposed to credit risk with some of our customers and to credit exposures and currency controls, which could result in material losses.

A significant portion of our net revenues are on an open credit basis that we provide to our customers. While we assess collectability for revenue recognition purposes on a regular basis, credit risks may be higher and collections may be more difficult to enforce, and future losses due to inability to collect some or a major part of future revenues, if incurred, could harm our business and have a material adverse effect on our operating results and financial condition. Additionally, to the extent that any uncertainty in the global economy makes it more difficult for some customers to obtain financing, our customers’ ability to pay could be adversely impacted, which in turn could have a material adverse impact on our business, cash flows, operating results and financial condition.

We may face SEC enforcement risks with respect to conflict minerals obligations.

The SEC has adopted disclosure requirements under section 102 of the Dodd-Frank Wall Street Reform and Consumer Protection Act regarding the source of certain minerals for which such conflict minerals are necessary to the functionality or production of a product manufactured, or contracted to be manufactured which are mined from the Democratic Republic of Congo, and adjoining countries, including: Sudan, Uganda, Burundi, United Republic of Tanzania, Zambia, Angola, and Central African Republic. These rules require reporting companies to file a conflict minerals report as an exhibit to a Form SD report with the SEC, which we did as required in 2016. The conflict minerals report is required to set out the due diligence efforts and procedures exercised on the source and chain of custody of such conflict minerals, in accordance with internationally recognized due diligence framework, and a description of the Company’s products containing such conflict minerals. Although we expect that we will be able to continue to comply with the requirements of the applicable rules, we have incurred, and expect to continue to incur costs to conduct country of origin inquiries and to exercise such due diligence. In addition, in preparing to do so the Company is dependent upon the implementation of new systems and processes and information supplied by certain suppliers of products that contain, or potentially contain, conflict minerals. To the extent that the information that it receives from its suppliers is inaccurate or inadequate or its processes in obtaining that information do not fulfill the SEC’s requirements, the Company could face SEC enforcement risks.

Risks Related to Our Ordinary Shares

Our share price has fluctuated in the past and may continue to fluctuate in the future.

The market price of our Ordinary Shares has fluctuated significantly and may continue to do so. The market price of our Ordinary Shares may be significantly affected by factors such as the announcements of new products or product enhancements by us or our competitors, technological innovations by us or our competitors or periodic variations in our results of operations. In addition, any statements or changes in estimates by analysts covering our shares or relating to the industries in which we operate could result in an immediate effect that may be adverse to the market price of our shares.

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

Our Ordinary Shares are listed on the NASDAQ Capital Market. NASDAQ provides various continued listing requirements that a company must meet in order for its stock to continue trading on the NASDAQ Capital Market. Among these requirements is the requirement that the Company’s stock trades at a minimum bid price of $1.00 per share. On October 14, 2015, we received a written notice from the NASDAQ indicating that we were not in compliance with NASDAQ listing requirements, as our closing bid price for our Ordinary Shares was below $1.00 per share for the previous 30 consecutive trading days. On July 25, 2016, following a transfer from the NASDAQ Global Market to the NASDAQ Capital Market and a period in which our minimum bid price exceeded $1.00 per share, we regained compliance with NASDAQ’s minimum listing requirements. There is no assurance that our share price will continue to trade at or above a minimum bid price of $1.00 per share and if we again fail to meet minimum listing requirements there can be no assurance that we will be able to regain compliance with the minimum bid price requirement or will otherwise be in compliance with other NASDAQ listing criteria. Any such delisting could adversely affect our ability to obtain financing for the continuation of our operations and could result in the loss of confidence by investors, customers and employees.

We may need additional funds in the future and our share price could be adversely affected by future sales of our Ordinary Shares.

As of December 31, 2016, we had 41,064,376 outstanding Ordinary Shares, 1,178,699 Ordinary Shares that were repurchased by us and are held as dormant shares, 40,000 warrants to purchase additional Ordinary Shares at a weighted average exercise price of $0.95 per share and 1,604,836 options to purchase additional Ordinary Shares at a weighted average exercise price of $1.36 per share. On October 6, 2014, we filed a shelf registration statement on Form S-3 with the SEC, or Shelf Registration, which was declared effective on October 22, 2014, under which we may, from time to time, sell up to an aggregate of $50 million of our securities. On November 26, 2014, we sold 7,187,500 Ordinary Shares at a public offering price of $1.60 per share under the Shelf Registration. We have implemented certain cost reduction initiatives and have reached certain arrangements and agreements that we expect will provide additional cash resources and are constantly looking for ways to increase our cash resources to fund our operating expenses and capital requirements. However, there is no assurance we will not need additional funds in the future to meet our operating expenses and capital requirements, and we may use the Shelf Registration in the future to raise funds by additional public offerings or issue additional Ordinary Shares. The market price of our Ordinary Shares could drop as a result of sales of substantial amounts of our Ordinary Shares in the public market or the perception that such sales may occur, including sales or perceived sales by our directors, officers or principal shareholders. These factors could also make it more difficult to raise additional funds through future offerings of our Ordinary Shares or other securities. Also if we are unable to obtain additional funds on terms favorable to us, or at all, we may be required to cease or reduce our operating activities.

Our shareholders could experience dilution of their ownership interest by reason of our issuing more shares.

Under Israeli law, shareholders in public companies do not have preemptive rights. This means that our shareholders do not have the legal right to purchase shares in a new issue before they are offered to third parties. In addition, our Board may approve in the future the use of the Shelf Registration and the issuance of shares in many instances without shareholder approval. As a result, our shareholders could experience dilution of their ownership interest by reason of our raising additional funds through the issuance of Ordinary Shares. In addition, we may choose to acquire companies or businesses in exchange for our shares, resulting in further dilution.

The number of our authorized and unissued share capital may not be sufficient to allow us to raise additional capital or to otherwise issue equity securities that our Board may deem are in our best interest.

As of December 31, 2016, we have only 5,454,417 authorized but unissued and unreserved Ordinary Shares. The current number of these unissued and unreserved shares may not be sufficient to allow us to conduct future offerings of our equity securities to raise capital, to grant options or to conduct other strategic transactions with our Ordinary Shares. Under Israeli corporate law, any increase in our authorized share capital requires the approval of our shareholders. Obtaining shareholder approval may delay or otherwise interfere with conducting transactions of the type mentioned above. Furthermore, there is no assurance that our shareholders will approve a proposal to increase our share capital.

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

The Sarbanes-Oxley Act of 2002 imposes certain duties on us and our executives and directors. Our efforts to comply with the requirements of the Sarbanes-Oxley Act, and in particular with Section 404, have resulted in increased general and administrative expenses and a diversion of management time and attention, and we expect these efforts to require the continued commitment of resources. If we fail to maintain the adequacy of our internal controls, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal control over financial reporting. Although our management has determined that we had effective internal control over financial reporting as of December 31, 2016, we may identify material weaknesses or significant deficiencies in our future internal control over financial reporting. In addition, as a smaller reporting company, our internal control over financial reporting is not required to be audited by our independent registered public accounting firm. Failure to maintain effective internal control over financial reporting could result in investigation or sanctions by regulatory authorities, and could have a material adverse effect on our operating results, investor confidence in our reported financial information, and the market price of our Ordinary Shares.

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

Over the past several decades, a number of armed conflicts have taken place between Israel and its Arab neighbors and a state of hostility, varying in degree and intensity, has led to security and economic problems for Israel. From time to time since late 2000, there has also been a high level of violence between Israel and the Palestinians. Any armed conflicts or political instability in the region, including acts of terrorism or any other hostilities involving or threatening Israel, would likely negatively affect business conditions and could make it more difficult for us to conduct our operations in Israel, which could increase our costs and adversely affect our financial results.

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

We are entitled to certain tax benefits under Israeli government programs, largely as a result of the “Approved Enterprise” status granted to some of our capital investment programs by the Israeli Ministry of Finance, and due to eligibility of tax benefits under the “Preferred Enterprise” routes. These benefits include tax exemption or reduced tax rates. Without such benefits our taxable income would be taxed at the regular corporate tax rate (25% in 2016). To maintain our eligibility for these tax benefits, we must continue to meet conditions, including making specified investments in property, plant and equipment and maintaining a certain minimum level of export sales. We cannot assure that we will continue to be eligible for these tax benefits at the same rate or at all. The termination or reduction of these programs and tax benefits could increase our taxes, once we become profitable, and could have a material adverse effect on our business.

Because we received grants from the Israeli Innovation Authority, we are subject to ongoing restrictions relating to our business.

In the past, we have received royalty-bearing grants from the Israeli Innovation Authority (formerly the Office of the Chief Scientist of the Israeli Ministry of Economy), or the IIA, for research and development of certain of our products. We are obligated to pay royalties with respect to the grants that we received. In addition, the terms of the IIA grants limit our ability to manufacture products or transfer technologies outside of Israel if such products or technologies were developed using know-how developed with or based upon IIA grants. Pursuant to the Israeli Encouragement of Research and Development in the Industry Law, we and any non-Israeli who becomes a holder of 5% or more of our share capital are generally required to notify the IIA and such non-Israeli shareholder is required to undertake to observe the law governing the grant programs of the IIA, the principal restrictions of which are the transferability limits described above.

The terms of grants we received from the Israeli government for certain of our research and development activities may require us, in addition to the payment of royalties, to satisfy specified conditions in order to manufacture products or transfer technologies outside of Israel. We may also be required to pay penalties in addition to repayment of the grants.

Our research and development efforts, during the period between 1999 and 2006, were financed in part through royalty-bearing grants that we received from the IIA. As of December 31, 2016, we received a total of approximately $7 million from the IIA. The total amount of grants received until December 31, 2016, net of royalties paid, was approximately $3.5 million (including accrued interest). With respect to such grants, we are committed to pay the IIA royalties at a rate of 3.5% from the sales of products developed with grant funds, up to the total amount of grants received, linked to the dollar and bearing interest at an annual rate of LIBOR applicable to dollar deposits. Even following full repayment of the IIA grants, we are required to comply with the requirements of the Israeli Encouragement of Industrial Research and Development Law, 5744-1984, and related regulations, or the Research Law. When a company develops know-how, technology or products using IIA grants, the terms of these grants and the Research Law restrict the transfer of such know-how, and the transfer of manufacturing or manufacturing rights of such products, technologies or know-how outside of Israel, without the prior approval of the IIA. Therefore, if aspects of our technologies are deemed to have been developed with IIA funding, the discretionary approval of an IIA committee would be required for any transfer to third parties outside of Israel of IIA-supported know-how or manufacturing or manufacturing rights related to those aspects of such technologies, and may result in payment of increased royalties (both increased royalty rates and increased royalties ceilings) and/or payment of additional amounts to the IIA. We may not receive such approvals. Furthermore, the IIA may impose certain conditions on any arrangement under which it permits us to transfer technology or development out of Israel (including for the purpose of manufacturing). Licensing IIA-supported technologies may, under certain circumstances, be considered a transfer of knowhow and therefore may require approval as aforementioned.

The transfer of IIA-supported technology, manufacturing or manufacturing rights or know-how outside of Israel may involve the payment of additional amounts depending upon the value of the transferred technology or know-how, the amount of IIA support, the time of completion of the IIA-supported research project and other factors up to a maximum of six times the amount of the grants received. These restrictions and requirements for payment may impair our ability to sell our technology assets outside of Israel or to outsource or transfer development or manufacturing activities with respect to any product or technology outside of Israel.

Furthermore, the consideration available to our shareholders in a transaction involving the transfer outside of Israel of technology or know-how developed with IIA funding (such as a merger or similar transaction) may be reduced by any amounts that we are required to pay to the IIA.

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

Item 1B. Unresolved Staff Comments.

Not Applicable.

Item 2. Properties.

We lease an aggregate of 1,620 square meters of office space in Rosh Pina, Israel pursuant to a lease that expires on September 3, 2018 and having two additional one year options thereafter.

OTI America leases an aggregate of 2,460 square feet of office space in Iselin, New Jersey pursuant to a lease that expires on October 31, 2018.

OTI PetroSmart owns an aggregate of approximately 800 square meters of office space and 386 square meters of store and parking area in Cape Town, South Africa and leases 214 square meters of office space in Johannesburg, South Africa, pursuant to a lease agreement that extends until April 30, 2021.

ASEC leases 495 square meters of office space in Krakow, Poland, pursuant to a lease terminable on six months' prior notice and 56 square meters of office space in Lublin, Poland pursuant to a lease that expires on October 11, 2018. ASEC also leases office and warehouse space in three separate locations in Warsaw, Poland: (i) 143 square meters of office space pursuant to a lease that expires on April 29, 2019; (ii) 60 square meters of office space pursuant to a lease that expires on April 30, 2019; and (iii) 86 square meters office space and 87 square meters of warehouse space pursuant to leases that expire on May 3, 2019 as to the office space and April 4, 2019 as to the warehouse space.

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

On September 2, 2012, we filed an insurance lawsuit in the Israeli Central District Court against Harel Insurance Company Ltd. for damages incurred by us due to flooding in our subcontractor’s (Smartrac) manufacturing site in Thailand, in the amount of approximately $11 million. This caused disruptions to our supply chain and specifically affected our ability to deliver products to our customers. In December 2015, the parties submitted their closing arguments and the matter remains pending for judgment.

On October 3, 2013, a financial claim was filed against us and our then-subsidiary, Parx France (referred to in this paragraph, collectively, as the Defendants), in the Commercial Court of Paris, France. The sum of the claim is €1.5 million (approximately $1.6 million), and is based on the allegation that the plaintiff sustained certain losses in connection with Defendants not granting the plaintiff exclusive marketing rights to distribute and operate the Defendants’ PIAF Parking System in Paris and the Ile of France. We filed an initial memorandum of defense rejecting all the plaintiff’s allegations and claims. An additional hearing in this matter is scheduled for April 17, 2017.

In June 2013, prior to our divestiture of our SmartID division, Merwell Inc., or Merwell, filed a claim against us before an agreed-upon arbitrator alleging breach of contract in connection with certain commissions claimed to be owed to Merwell with respect to the division’s activities in Tanzania. These activities, along with all other activities of the SmartID division were later assigned to and assumed by SuperCom Ltd., or SuperCom, in its purchase of the division. SuperCom undertook to indemnify us and hold us harmless against any liabilities we may incur in connection with Merwell’s consulting agreement and the arbitration. An arbitration decision was issued on February 21, 2016, awarding Merwell $854,912 for outstanding commissions. The arbitration decision is being appealed and is thus not yet ripe for enforcement. As mentioned above, based on the agreement with SuperCom, SuperCom is liable for the costs and liabilities arising out of this claim.

On March 1, 2017, USA Technologies Inc., or USAT, filed a claim against us and our U.S. subsidiary, OTI America Inc., in the U.S. District Court, Eastern District of Pennsylvania. The claim asserts, among other things, that products sold by us to USAT’s manufacturing subcontractor, Masterwork Electronics, Inc., or Masterwork, fail to conform to promised specifications in that they do not include Apple Value Added Services, or VAS, an add-on feature to Apple Pay which is not yet offered on our products. USAT seeks payment of $4,912,600 plus interest and costs, comprised of $728,800 to cover payment for alternative products, and $4,183,800 to cover costs of replacing the allegedly non-conforming products already installed. We deny the allegations asserted by USAT and intend to defend the claim vigorously.

On March 3, 2017, we filed a claim against Masterwork in the U.S. District Court for the Northern District of California. We seek payment of $2,518,000 plus interest and costs as a result of Masterwork’s refusal to perform its obligations in connection with a purchase order supplied by Masterwork to us, based on Masterwork’s allegations that its customer, USAT, had apparently claimed that the products do not include the VAS feature requested by USAT, though such feature is currently not offered by us and was not specified in the purchase order. The products subject to USAT’s litigation mentioned above include the products subject to the purchase order referred to in our claim against Masterwork.

Item 4. Mine Safety Disclosures.

Not Applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our Ordinary Shares are traded on the NASDAQ Capital Market under the symbol “OTIV”.

The following table shows, for the periods indicated, the high and low closing prices of our Ordinary Shares in U.S. Dollars as reported on the NASDAQ Global and Capital Market (based on the relevant periods where our Ordinary Shares traded therein).

Period	NASDAQ Global/Capital Market Per Share $[1]
	High	Low
2015
First quarter	1.92	1.02
Second quarter	1.60	1.25
Third quarter	1.34	0.63
Fourth quarter	0.80	0.45
2016
First quarter	0.34	1.05
Second quarter	0.82	1.02
Third quarter	0.90	1.35
Fourth quarter	0.90	1.74
2017
First quarter (through March 13, 2017)	2.07	1.45

[1] On April 13, 2016, listing of our shares was transferred from the NASDAQ Global Market to the NASDAQ Capital Market.

Record Holders

Based on a review of the information provided to us by our transfer agent, as of March 14, 2017, there were 15 holders of record of our Ordinary Shares. This number may not be representative of the actual number of beneficial holders of our shares since many of our Ordinary Shares are held of record by brokers or other nominees.

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

Overview

We are a pioneer and leading developer of cutting-edge secure cashless payment solutions providing global enterprises with innovative technology for over two decades. We operate in two main segments: (1) Retail and Mass Transit Ticketing; and (2) Petroleum. In addition to our two reportable segments, certain products for the medical industry and other secure smart card solutions are classified under “Other” in segment analysis appearing in this Annual Report.

Our field-proven suite of cashless payment solutions is based on an extensive IP portfolio including registered patents and patent applications worldwide. Since our incorporation in 1990, we have built an international reputation for reliability and innovation, deploying a large number of solutions for the unattended retail, mass transit, banking, medical and petroleum industries.

We operate a global network of regional offices and distributors to support various solutions deployed across the globe.

Results of Operations

Discontinued operations. In September 2016 we completed the sale of certain assets and IP related to our parking business. In February 2014 we sold our wholly owned German subsidiary, Intercard. In December 2013, we completed the sale of certain assets, certain subsidiaries and IP directly related to our SmartID division. The results from such operations and the cash flows for the reporting periods are presented in the statements of operations and in the statements of cash flow, respectively, as discontinued operations separately from continuing operations. All the data in this Annual Report that are derived from our financial statements, unless otherwise specified, exclude the results of those discontinued operations.

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

	Year ended December 31,
	2016	2015	2014
Sales	$14,721	$12,501	$16,103
Licensing and transaction fees	$5,843	$5,971	$4,567
Total revenues	$20,564	$18,472	$20,670

Sales. Sales increased by $2.2 million, or 18%, in 2016 compared to 2015 and decreased by $3.6 million, or 22%, in 2015 compared to 2014. The increase in 2016 compared to 2015 is mainly attributed to an increase in retail segment sales related to our readers in the U.S. market, partially offset by a decrease in sales of our Other segment and a decrease in sales of Petroleum products. The decrease in 2015 compared to 2014 was mainly attributed to a decrease in Retail and Mass Transit Ticketing segment sales in the United States and Europe and to a decrease in sales in Asia, partially offset by an increase in sales of our Other segment and an increase in sales of Petroleum products.

Licensing and transaction fees. Licensing and transaction fees include single and periodic payments for distribution rights for our products as well as licensing our intellectual property rights to third parties. Transaction fees are paid by customers based on the volume of transactions processed by systems that contain our products. The decrease of $128,000 in 2016, or 2%, compared to 2015 is mainly due to a decrease in licensing of our intellectual property rights to third parties in the U.S. market (licensing including legal actions to enforce patent rights), partially offset by an increase in transaction fees of our Other segment. The increase of $1.4 million in 2015, or 31%, compared to 2014 was mainly due to an increase in licensing of our intellectual property rights to third parties in the U.S. market.

We have historically derived revenues from different geographical areas. The following table sets forth our revenues, by dollar amount (in thousands) and as a percentage of annual revenues in different geographical areas, during the past three years:

Year ended December 31,	Americas		Europe		Africa		Asia
2016	$9,984	48%	$5,890	29%	$4,122	20%	$568	3%
2015	$7,886	43%	$5,585	30%	$3,970	21%	$1,031	6%
2014	$8,722	42%	$6,229	30%	$3,865	19%	$1,854	9%

Our revenues from sales in Americas increased by $2.1 million, or 27%, in 2016 compared to 2015, mainly due to an increase in sales of readers to the U.S. market partially offset by a decrease in licensing of our intellectual property rights to third parties in the U.S. market. Our revenues from sales in Americas decreased by $836,000, or 10%, in 2015 compared to 2014, mainly due to a decrease in sales of readers to the U.S. market partially offset by an increase in licensing of our intellectual property rights to third parties in the U.S. market, and by an increase in sales of Petroleum products to the South American market.

Our revenues from sales in Europe increased by $305,000, or 5%, in 2016 compared to 2015, mainly due to an increase in sales of our otiMetry solution and an increase in transaction fees related to the Mass Transit Ticketing revenues. Our revenues from sales in Europe decreased by $644,000, or 10%, in 2015 compared to 2014 mainly due to a decrease in Retail and Mass Transit Ticketing segment sales, partially offset by an increase in sales of Petroleum products.

Our revenues from sales in Africa increased by $152,000, or 4%, in 2016 compared to 2015, mainly due to an increase in sales of Petroleum products, partially offset by a decrease in sales of our MediSmart products, both as affected by fluctuation in currency exchange rate for the South African Rand versus the U.S. Dollar. Our revenues from sales in Africa increased by $105,000, or 3%, in 2015 compared to 2014 mainly due to an increase in sales of our MediSmart products, partially offset by a decrease in sales of Petroleum products, both as affected by a fluctuation in currency exchange rate for the South African Rand versus the U.S. Dollar.

Our revenues from sales in Asia decreased by $463,000, or 45%, in 2016 compared to 2015 mainly due to a decrease in sales of Petroleum and other products. Our revenues from sales in Asia decreased by $823,000, or 44%, in 2015 compared to 2014 mainly due to a decrease in retail segment sales.

Our revenues derived from territories outside the United States, which are primarily received in currencies other than the U.S. Dollar, have a varying impact upon our total revenues, as a result of fluctuations in such currencies’ exchange rates versus the U.S. Dollar.

The following table sets forth our revenues, by dollar amount (in thousands) and as a percentage of annual revenues by segments, during the past three years:

Year ended December 31,	Retail and Mass Transit Ticketing		Petroleum		Other
2016	$14,124	69%	$4,122	20%	$2,318	11%
2015	$11,510	62%	$4,386	24%	$2,576	14%
2014	$15,042	73%	$3,838	18%	$1,790	9%

Revenues in 2016 from Retail and Mass Transit Ticketing segment increased by $2.6 million, or 23%, compared to 2015 mainly due to an increase in sales of readers to the U.S. market and an increase in sales of our otiMetry solution in the European market, partially offset by a decrease in licensing of our intellectual property rights to third parties in the U.S. market. Revenues from Retail and Mass Transit Ticketing in 2015 decreased by $3.5 million, or 23%, compared to 2014 mainly due to a decrease in sales in the United States and Europe, and a decrease in sales related to our oti Wave product in Asia, partially offset by an increase in licensing of our intellectual property rights to third parties in the U.S. market.

Revenues in 2016 from the Petroleum segment decreased by $265,000, or 6%, compared to 2015, mainly due to a decrease in sales of Petroleum products in Asia and South America, partially offset by an increase in sales of Petroleum products in North America and an increase in sales of Petroleum products in Africa which are primarily received in currencies other than the U.S. Dollar, and which had a negative impact on our Petroleum sales as a result of fluctuations in the South African Rand exchange rate versus the U.S. Dollar. Revenues in 2015 from Petroleum increased by $549,000, or 14%, compared to 2014, mainly due to an increase in sales of Petroleum products in South America, Europe and Asia, partially offset by a decrease in sales of Petroleum products in Africa.

Our revenues in 2016 from the Other segment decreased by $257,000, or 10%, compared to 2015 mainly due to a decrease in sales of access control products in Asia. Our revenues in 2015 from the Other segment increased by $785,000, or 44%, compared to 2014 mainly due to an increase in sales of MediSmart products in Africa, partially offset by a decrease in access control products sales in Asia.

Cost of Revenues and Gross Margin

Our cost of revenues, presented by gross profit and gross margin percentage, for each of the past three years has been as follows (dollar amounts in thousands):

	Year ended December 31,
Cost of revenues	2016	2015	2014
Cost of sales	$10,111	$8,889	$11,139
Cost of licensing and transaction fees	$250	$325	$-
Total cost of revenues	$10,361	$9,214	$11,139
Gross profit	$10,203	$9,258	$9,531
Gross margin percentage	50%	50%	46%

Cost of sales. Cost of sales consists primarily of materials, as well as salaries, fees to subcontractors and related costs of our technical staff that assemble our products. The increase of $1.2 million, or 14%, in 2016 compared to 2015, resulted primarily from an increase in revenues mainly attributed to an increase in Retail and Mass Transit Ticketing segment sales in the United States. The decrease of $2.3 million, or 20%, in 2015 compared to 2014 was mainly attributed to a decrease in Retail and Mass Transit Ticketing segment sales in the United States and Europe and to a decrease in sales of our oti Wave product in Asia.

Cost of licensing and transaction fees. Cost of licensing and transaction fees in connection with licensing of our intellectual property rights to third parties in the United States, in 2016 compared to 2015, remained consistent. We did not have cost of licensing and transaction fees in 2014 that are attributed to our revenues in 2014.

Gross margin. Gross margin in 2016 compared to 2015 remained consistent. The increase in 2015 compared to 2014 of 4% was mainly attributed to a change in our revenue mix and from a decrease in our consumption of materials for the production of our retail products due to our continued manufacturing cost reduction efforts.

Operating expenses

Our operating expenses for each of the past three years have been as follows (in thousands):

	Year ended December 31,
Operating expenses	2016	2015	2014
Research and development	$2,810	$3,436	$4,142
Selling and marketing	$5,546	$6,368	$7,241
General and administrative	$3,499	$4,497	$5,929
Patent litigation and maintenance	$48	$830	$1,497
Other expenses (income), net	$191	$914	$(13)
Total operating expenses	$12,094	$16,045	$18,796

Research and development. Our research and development expenses consist primarily of the salaries and related expenses of our research and development staff, as well as subcontracting expenses. The decrease of $626,000, or 18%, in 2016 compared to 2015 is primarily attributed to a decrease in the number of research and development employees due to the implementation of our cost cutting plan. The decrease of $706,000, or 17%, in 2015 compared to 2014 was primarily attributed to a decrease in employment expenses due to the shutdown of operation of our wholly owned subsidiary Smart Card Engineering Ltd. in December 2014, and to a lesser extent to a decrease in subcontractor expenses.

Selling and marketing. Our selling and marketing expenses consist primarily of salaries and substantially all of the expenses of our sales and marketing subsidiaries and offices in the United States, South Africa and Europe, as well as expenses related to advertising, professional expenses and participation in exhibitions and tradeshows. The decrease of $822,000, or 13%, in 2016 compared to 2015 is primarily attributed to a decrease in employment expenses of selling and marketing employees who left the Company by the end of 2015, and to a lesser extent to a decrease in exhibitions and traveling expenses and to a decrease in marketing and advertising expenses. The decrease of $873,000, or 12%, in 2015 compared to 2014 was primarily attributed to a decrease in employment expenses of selling and marketing employees who left the Company by the end of 2014, and to a lesser extent to a decrease in exhibitions and advertising expenses and to a decrease in professional expenses.

General and administrative. Our general and administrative expenses consist primarily of salaries and related expenses of our executive management and financial and administrative staff. These expenses also include costs of our professional advisors (such as legal and accounting), office expenses, insurance and provision for doubtful accounts. The decrease of $1.0 million, or 22%, in 2016 compared to 2015 is primarily attributed to a decrease in employment expenses, a decrease in stock-based compensation related to options granted to employees, a decrease in professional expenses and a decrease in office expenses. The decrease of $1.4 million, or 24%, in 2015 compared to 2014 was primarily attributed to a decrease in employment expenses due to stock-based compensation related to options, and a decrease in the number of general and administrative employees, and to a lesser extent to a decrease in business travel expenses.

Patent litigation and maintenance expenses. Our patent litigation and maintenance expenses consist primarily of professional advisors related to our patents and other IP, such as lawyers or other consultants, as part of the Company's plan to maximize the value of our IP, and also consist of salaries and related expenses of our team of employees executing this strategy. The decrease of $782,000, or 94%, in 2016 compared to 2015, is primarily attributed to a decrease in employment expenses related to the cessation of employment of our former director and Chief Executive Officer of our U.S. subsidiary, who led the Company's efforts to maximize the value of our patents portfolio until August 2015. The decrease of $667,000, or 45%, in 2015 compared to 2014, was primarily attributed to a decrease in legal fees and a decrease in employment expenses.

Other expenses (income), net. In 2016, our other expenses consist of compensation expenses related to the termination of employment of our former Chief Financial Officer, Mr. Shay Tomer, and our former General Counsel and Company Secretary, Mr. Arie Rubinstein, according to their employment terms, following their resignation from the Company on January 31, 2016 and on March 30, 2016, respectively. Our other expenses (income), net in 2016 also consist of net loss of $83,000 from the sale of our headquarters building in Rosh Pina, Israel on September 4, 2016 to a third party. In 2015, our other expenses consist of compensation expenses related to the termination of employment of our former Chief Executive Officer, Mr. Ofer Tziperman, according to his employment terms, following his resignation from the Company and its subsidiaries on February 10, 2015 and compensation expenses related to the cessation of employment of our former director and Chief Executive Officer of our U.S. subsidiary on August 3, 2015. Our other expenses (income), net in 2015 also consist of consulting fees as part of a strategic review. In December 2014, the Company recorded a gain from disposal of a subsidiary in France of $3,000 and a $10,000 gain on sale of property and equipment.

Financing expenses, net

Our financing expenses, net, for each of the past three years, have been as follows (in thousands):

	Year ended December 31,
	2016	2015	2014
Financing expenses, net	$396	$583	$527

Financing expenses, net consist primarily of financing expense related to interest payable on bank loans, bank commissions and foreign exchange differentials partially offset by financing income related to interest earned on investments in short-term deposits. The decrease in financing expenses, net in 2016 compared to 2015 of $187,000, or 32%, is mainly due to a decrease in the exchange rate differentials of the U.S. Dollar against other currencies, partially offset by an increase in bank commissions that resulted from early repayments of long term loans related to the sale of our headquarters building in Rosh Pina. The increase in financing expenses, net in 2015 compared to 2014 of $56,000, or 11%, was mainly due to an increase in the exchange rate differentials of the U.S. Dollar against other currencies, partially offset by a decrease in interest expenses on short-term and long-term bank credit and bank commissions.

Net loss from continuing operations

Our net loss from continuing operations for each of the past three years has been as follows (in thousands):

	Year ended December 31,
	2016	2015	2014
Net loss from continuing operations	$(2,369)	$(7,492)	$(9,902)

The decrease of net loss from continuing operations of $5.1 million, or 68%, in 2016 compared to 2015 is primarily due to an increase in our sales, an increase in our gross profit, a decrease in our operating expenses and a decrease in financing expenses, net, as described above. The decrease of net loss from continuing operations of $2.4 million, or 24%, in 2015 compared to 2014 despite the decrease in revenues, was primarily due to a decrease in our operating expenses following our successful cost reduction measures, partially offset by a decrease in our gross profit and an increase in financing expenses, net, as described above.

Net income from discontinued operations

Our net income from discontinued operations for each of the past three years has been as follows (in thousands):

	Year ended December 31,
	2016	2015	2014
Net income from discontinued operations	$1,509	$253	$20

The increase in net income from discontinued operations of $1.3 million in 2016 compared to 2015 is mainly attributed to the $2.1 million settlement fee related to litigation with SuperCom, and to income from contingent consideration according to an earn-out mechanism in connection with the divestiture of our SmartID division to SuperCom, partially offset by the loss from operations activity and the sale of certain assets and IP relating our previous parking business. The increase in net income from discontinued operations of $233,000 in 2015 compared to 2014 was primarily due to a decrease in net loss from discontinued operations activity from the sale of Intercard in February 2014 and due to an increased income from contingent consideration according to an earn-out mechanism as part of our SmartID divestiture, partially offset by the loss from operations activity from our parking business that was sold in 2016.

Net loss

Our net loss for each of the past three years has been as follows (in thousands):

	Year ended December 31,
	2016	2015	2014
Net loss	$(860)	$(7,239)	$(9,882)

The decrease in net loss of $6.4 million, or 88%, in 2016 compared to 2015, is primarily due to an increase in our gross profit, a decrease in our operating expenses, an increase in net profit from discontinued operations and to a decrease in financing expenses, net, as described above. The decrease in net loss of $2.6 million, or 27%, in 2015 compared to 2014 despite the decrease in revenues, was primarily due to a decrease in our operating expenses following our successful cost reduction measures and an increase in net income from discontinued operations, partially offset by a decrease in our gross profit and an increase in financing expenses, net, as described above.

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

Discontinued operations. Upon divesture of a business, the Company classifies such business as a discontinued operation, if the divested business represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results.

For disposals other than by sale such as abandonment, the results of operations of a business would not be recorded as a discontinued operation until the period in which the business is actually abandoned.

We have concluded that the divesture of the SmartID division, the divesture of Intercard, and the divestiture of the parking business qualify as discontinued operations and therefore have been presented as such.

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

Contingent consideration. Certain sale arrangements consist of contingent consideration based on the divested businesses future sales or profits. We record the contingent consideration portion of the arrangement when the consideration is determined to be realizable.

Liquidity and Capital Resources

Our principal sources of liquidity since our inception have been sales of equity securities, borrowings from banks, cash from the exercise of options and warrants and proceeds from divestiture of part of our businesses. We had cash, cash equivalents and short-term investments representing bank deposits of $11.5 million (of which an amount of $1.5 million has been pledged as a security in respect of performance guarantees granted to third parties, loans and credit lines received from a bank) as of December 31, 2016, and $10.9 million as of December 31, 2015 (of which an amount of $2.3 million had then been pledged as a security in respect of performance guarantees granted to third parties, loans and credit lines received from a bank). We believe that we have sufficient capital resources to fund our operations for at least the next 12 months. We adhere to an investment policy which is intended to enable the Company to avoid being classified as a “passive foreign investment company,” or PFIC, under United States law. That said, we cannot provide complete assurance that PFIC status will be avoided in the future. In addition, our investment policy requires investment in high-quality investment-grade securities. As of December 31, 2016, the bank loans are denominated in the following currencies: Polish Zloty ($1.2 million, with maturity dates ranging from 2017 through 2019) and South African Rand ($651,000, with maturity dates ranging from 2017 through 2023). As of December 31, 2016 these loans bear interest at rates ranging from 3.6%-10.5% per annum.

The composition of our long-term loans as of December 31, 2016, was as follows (in thousands):

December 31, 2016
Long-term loans	$1,827
Less-current maturities	612
$1,215

The composition of our short-term loans, bank credit and current maturities of long-term loans as of December 31, 2015, was as follows (in thousands):

	December 31, 2016
	Interest rate
In U.S. Dollars	4.36%	2,102
In Polish Zloty	3.60%	953
In NIS	4.35%	$702
		3,757
Current maturities of long-term loans		612
		$4,369

On November 4, 2014, we signed a financial and restrictive covenant with Bank Leumi L’Israel, or Bank Leumi, in order to secure bank services and obtain bank credit and loans. On September 19, 2016, Bank Leumi definitively released us from any financial and restrictive covenant requirements.

Our and certain of our subsidiaries’ manufacturing facilities and certain equipment have been pledged as security in respect of a loan received from a bank. The Company’s short term deposits in the amount of $1.5 million have been pledged as security in respect of guarantees granted to third parties, loans and credit lines received from a bank. Such deposits cannot be pledged to others or withdrawn without the consent of the bank.

As of December 31, 2016, we granted guarantees to third parties including performance guarantees and guarantees to secure customer advances in the sum of $543,000. The expiration dates of the guarantees range from February 2017 to June 2019.

For the years ended December 31, 2016 and December 31, 2015, we had a negative cash flow from continuing operations of $2.1 million and $4.0 million, respectively.

Operating activities related to continuing operations

For the year ended December 31, 2016, net cash used in continuing operating activities was $2.1 million primarily due to a $3.5 million increase in trade receivables, a $2.4 million net loss from operating activities, a $183,000 decrease in accrued severance pay and a $112,000 increase in inventory, partially offset by a $1.8 million increase in trade payables, $1.2 million of depreciation, a $300,000 increase in other current liabilities, a $290,000 decrease in other receivables and prepaid expenses, a $239,000 non-cash expense due to stock-based compensation issued to employees, an $83,000 loss on sale of property and equipment, an $82,000 deferred tax expense and a $56,000 increase in accrued interest and linkage differences.

For the year ended December 31, 2015, net cash used in continuing operating activities was $4.0 million primarily due to a $7.5 million net loss from operating activities, a $1.3 million decrease in trade payables, a $109,000 decrease in accrued severance pay and a $4,000 gain on sale of property and equipment, partially offset by a $2.0 million decrease in trade receivables, $1.2 million of depreciation, a $463,000 non-cash expense due to stock-based compensation issued to employees, a $394,000 decrease in other receivables and prepaid expenses, a $370,000 decrease in inventory, a $325,000 increase in other current liabilities, a $122,000 deferred tax expense and a $27,000 increase in accrued interest.

For the year ended December 31, 2014, net cash used in continuing operating activities was $9.4 million primarily due to a $9.9 million net loss from operating activities, a $1.3 million decrease in other current liabilities, a $588,000 decrease in trade payables, a $484,000 increase in inventory, a $92,000 decrease in accrued severance pay, a $10,000 gain on sale of property and equipment and a $3,000 gain from disposal of a subsidiary partially offset by $1.3 million of depreciation, an $875,000 non-cash expense due to stock based compensation issued to employees, a $460,000 decrease in trade receivables, a $149,000 decrease in other receivables and prepaid expenses, a $108,000 deferred tax expense and an $87,000 increase in accrued interest.

Operating activities related to discontinued operations

For the year ended December 31, 2016, net cash used in discontinued operating activities was $283,000 related to the SmartID division and previous parking business. For the year ended December 31, 2015, net cash used in discontinued operating activities was $581,000 which related to our SmartID division and previous parking business. For the year ended December 31, 2014, net cash used in discontinued operating activities was $1.6 million which related to the SmartID division and the German subsidiary Intercard.

Investing and financing activities related to continuing operations

For the year ended December 31, 2016, net cash provided by continuing investing activities was $1.3 million, mainly due to $1.8 million in proceeds from the sale of property, plant and equipment and $142,000 in proceeds from restricted deposit for employee benefits, partially offset by $311,000 purchases of property and equipment, a $188,000 investment in capitalized product costs, a $116,000 from change in short-term investments, net and a $44,000 investment in restricted deposit for employee benefits.

For the year ended December 31, 2015, net cash provided by continuing investing activities was $3.8 million, mainly due to $5.6 million from change in short-term investments, net, a $144,000 in proceeds from restricted deposit for employee benefits and $38,000 in proceeds from the sale of property and equipment, partially offset by $1.5 million of purchases of property and equipment, a $281,000 investment in restricted deposit for employee benefits and a $200,000 investment in capitalized product costs.

For the year ended December 31, 2014, net cash used in continuing investing activities was $10 million, mainly due to a $8.5 million from change in short-term investments, net, and $1.6 million purchases of property and equipment partially offset by $14,000 in proceeds from the sale of property and equipment.

For the year ended December 31, 2016, net cash used in continuing financing activities was $359,000, mainly due to a $1.6 million repayment of long-term bank loans, partially offset by a $1.0 million increase in short-term bank credit, $177,000 in proceeds from the exercise of options and warrants and $27,000 in proceeds from long-term bank loans.

For the year ended December 31, 2015, net cash provided by continuing financing activities was $311,000 mainly due to $1.5 million in proceeds from long-term bank loans, partially offset by a $747,000 repayment of long-term bank loans and a $422,000 decrease in short-term bank credit.

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

Investing and financing activities related to discontinued operations

For the year ended December 31, 2016, net cash provided by discontinued investing activities was $2.3 million, due to contingent consideration received related to the Smart ID division divestiture and consideration derived from the divestiture of our parking business. For the year ended December 31, 2015, net cash provided by discontinued investing activities was $795,000 due to payments from contingent consideration according to an earn-out mechanism as part of our SmartID divestiture. For the year ended December 31, 2014, net cash provided by discontinued investing activities was $1.7 million due to payments received related to the sale of certain assets, subsidiaries and IP related to our SmartID division and to the divesture of Intercard.

For the years 2016 and 2015, no cash flow was related to discontinued financing activities. For the year ended December 31, 2014, net cash used in discontinued financing activities was $154,000 mainly due to a change in liabilities held for sale in respect of the Intercard divesture.

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

Interest Rate Risks

We are exposed to market risks resulting from changes in interest rates, primarily in connection with our loan obligations to banks. We do not currently use derivative financial instruments to limit exposure to interest rate risk. As of December 31, 2016, we had long-term loan obligations of $1.8 million, the vast majority of which is subject to variable interest rates. Of this amount, $1.2 million was denominated in Polish Zloty and $651,000 was denominated in South African Rand. These loans are scheduled to be repaid during approximately the next seven years. The carrying values of the loans are equivalent to or approximate their fair market value as they bear interest at approximate market rates.

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

The annual rate of inflation in Israel was -0.2% in 2016, -1% in 2015 and -0.2% in 2014. The NIS revaluated against the U.S. Dollar by approximately 1.5% in 2016, -0.3% in 2015 and -12% in 2014.

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

Corporate Tax Rate

As an Israeli resident company, we are generally subject, as of January 1, 2016, to statutory tax at the rate of 25% following a reduction of a corporate tax by the Israeli government. On December 22, 2016, the Israeli government passed a law under which the corporate tax rate will be reduced from 25% to 23% in two steps. The first reduction will be to a rate of 24% as from January 2017 and the second reduction will be to a rate of 23% as from January 2018. Between January 1, 2014 and December 31, 2015, the corporate tax rate was 26.5%. As of December 31, 2016, our net operating loss carry-forwards for Israeli tax purposes amounted to approximately $191.5 million. Under Israeli law, net operating losses can be carried forward indefinitely and offset against certain future taxable income.

Government of Israel Support Programs

Until 2005, we participated in programs offered by the IIA that supports research and development activities. Under the terms of these programs, a royalty of 3.5% of the sales of products must be paid to the IIA, beginning with the commencement of sales of products developed with grant funds and ending when the dollar value of the grant is repaid. In 2006, we decided to cease our participation with the IIA.

Royalties payable with respect to grants received under programs approved after January 1, 1999, however, will be subject to interest on the dollar-linked value of the total grants received at an annual rate of LIBOR applicable to dollar deposits. As of December 31, 2016, we have received a total of $3.5 million from the IIA net of royalties paid to it (or accrued for). The terms of Israeli government participation also require that the manufacturing of products developed with government grants be performed in Israel, unless the IIA has granted special approval. If the IIA consents to the manufacture of the products outside Israel, we may be required to pay increased royalties, ranging from 120% to 300% of the amount of the IIA grant, depending on the percentage of foreign manufacture. These restrictions continue to apply even after we have paid the full amount of royalties payable with respect of the grants. Based upon the aggregate grants received to date, we expect that we will continue to pay royalties to the IIA to the extent of our sales of our products and related services for the foreseeable future. Separate IIA consent is required to transfer to third parties technologies developed through projects in which the government participates. These restrictions do not apply to exports from Israel of products developed with these technologies.

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

Report of Independent Registered Public Accounting Firm, dated March 27, 2017.

Consolidated Balance Sheets.

Consolidated Statements of Operations.

Consolidated Statements of Comprehensive Loss.

Consolidated Statements of Changes in Equity.

Consolidated Statements of Cash Flows.

Notes to the Consolidated Financial Statements.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 9A. Controls and Procedures.

Disclosure Controls and Procedures

Our management, including our Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, are responsible for establishing and maintaining our disclosure controls and procedures (within the meaning of Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended, or Exchange Act). These controls and procedures are designed to ensure that information required to be disclosed in the reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information was made known to our management, including our CEO and CFO, by others within the Company, as appropriate to allow timely decisions regarding required disclosure. We evaluated these disclosure controls and procedures under the supervision of our CEO and CFO as of December 31, 2016. Based upon that evaluation, our management, including our CEO and CFO, concluded that our disclosure controls and procedures are effective as of such date.

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

Based on our evaluation under the framework in Internal Control—Integrated Framework (2013), our management concluded that our internal control over financial reporting was effective as of December 31, 2016.

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2016, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Our Directors and executive officers, as of the date hereof, together with their ages and business backgrounds are as follows:

Name	Age	Position(s) Held
James Scott Medford (1)	65	Chairman of the Board of Directors
Michael Soluri (1)(3)(4)	45	Director
William C. Anderson III (1)(2)(3)(4)	46	Director
Donna Seidenberg Marks (1)(2)(3)(4)	61	Director
Shlomi Cohen	52	Director and Chief Executive Officer
Yishay Curelaru	34	Chief Financial Officer

(1)	Independent Director under NASDAQ rules

(2)	External Director

(3)	Member of Compensation Committee

(4)	Member of Audit Committee

Directors:

James Scott Medford was appointed in January 2017 as a director and as Chairman of the Board of Directors. Mr. Medford has over 35 years of experience in the fields of AIDC (automatic identification and data capture), encompassing early introduction to bar coding, wireless technology, speech recognition and RFID (Radio-Frequency Identification). From 1990 to 2006, Mr. Medford served as a Vice President at Intermec Technologies, where he developed various departments. During 2006, Mr. Medford was a partner at Genesta Partnership, which designs and deploys systems in manufacturing and logistics, where he also managed projects for Fortune 100 companies. From 2008 to 2015, Mr. Medford served as a Senior Vice President of Sales at Impinj, a manufacturer of RFID integrated circuits, devices and software. Most recently, Mr. Medford served as Chief Sales Officer at Invengo International Pte Ltd., a leading provider of RFID technology and solutions, focused on growing the American and European markets, mainly in the retail segments. Mr. Medford currently provides consulting services to numerous high tech solution companies and investment firms, and serves as Chairman of LMC, Ltd, a UK based company providing solutions to the international rail and transportation industry.

The Company believes Mr. Medford’s operational executive management and board experience with global companies make him suitable to serve as a director and Chairman of the Board of Directors of the Company.

Michael Soluri was appointed in January 2017 as a director. Mr. Soluri is a technology sales executive with expertise in global direct IT sales within the finance, manufacturing and retail industries and the internet of things field. From 1993 to 1995, Mr. Soluri served as the Sales Director of Ameriquest Technologies, a company digitizing existing processes. From 1995 to 1997, Mr. Soluri served as the Executive Sales Director of Siemens Data Communications, where he focused on smart switching technologies and intelligent data hub markets. From 1998 to 2015, Mr. Soluri served as the Executive Manager, Global Client Services at the Imaging, Software and Solutions Division of Lexmark International, and he currently serves as the Chief Revenue Officer and Vice President of EDM Group that focuses on information management for organizations.

The Company believes Mr. Soluri’s professional and corporate experience make him suitable to serve as a director of the Company.

William C. Anderson III was elected as an External Director under the Companies Law in 2014 to hold office for a three-year term that commenced on May 26, 2014. Mr. Anderson is the founder of AmpThink LLC, a wireless solutions company focused on building large, complex, wireless networks employing different technologies including low and high frequency RFID, wireless bridging, WiFi, near field communications and Bluetooth. AmpThink has led the delivery of networks for three recent major American football sporting events. Mr. Anderson has been acting as Chief Executive Officer of AmpThink LLC since its incorporation in 2011. Prior to AmpThink, Mr. Anderson was co-founder of Genesta, a wireless systems integrator specializing in the design and deployment of warehouse automation systems, where Mr. Anderson from 2000 to 2011 acted as Chief Technology Officer. In this position, Mr. Anderson helped create solutions for clients such as Con Edison, Frito-Lay, and Sara Lee. Mr. Anderson holds a degree in Economics and Philosophy from Boston College and a Master’s degree in Management Science from The State University of New York.

The Company believes Mr. Anderson’s qualifications including his years of experience in the high-tech industry and network solutions business, as well as his experience as Chief Technology Officer and Chief Executive Officer of private American companies, make him suitable to serve as an External Director of the Company.

Donna Seidenberg Marks was elected as an External Director under the Companies Law in November 2015, effective January 1, 2016 to hold office for a three-year term. Ms. Seidenberg Marks is a Certified Public Accountant with a wide variety of experience serving clients in various industries over her 37 years in the practice of public accounting. Ms. Seidenberg Marks has served as a director at the Fuoco Group, LLC, a certified public accounting firm that provides audit, tax and consulting services to its clients throughout its five locations in Florida and New York. Prior to joining the Fuoco Group, Mrs. Seidenberg Marks was the managing partner of her own firm, Donna Seidenberg, PA and served as a Managing Director at American Express Tax and Business Services (which merged into the international accounting firm of RSM International). Her practice includes performing audits, reviews and compilations of financial statements, preparing tax returns, and rendering consulting services, including forensic accounting and expert witness testimony in mediations and litigation matters in her areas of specialization. Her experience also includes consulting on Sarbanes-Oxley implementation. Ms. Seidenberg Marks is a frequent speaker at local and national meetings of the Community Associations Institute for which she serves on its National Business Partners Council, and is a past President and Treasurer of its local chapter. Ms. Seidenberg Marks earned a B.A. in Business Administration degree in Accounting (magna cum laude) from the University of South Florida in 1978, and is a member of the Florida Institute of Certified Public Accountants.

The Company believes that Ms. Seidenberg Marks’ professional and corporate experience, as well as her knowledge and familiarity with corporate finance and accounting as an experienced Certified Public Accountant, make her suitable to serve as an External Director of the Company.

Shlomi Cohen was elected as a director in December 2016 to hold office until the first general meeting of the shareholders of the Company to be held following the termination of a 36-month period that commenced as of December 15, 2016. Mr. Cohen currently serves as the Company’s Chief Executive Officer. Prior to joining the Company, Mr. Cohen, served as president and Chief Executive Officer of RayV Technologies Ltd. from 2012 until it was acquired by Yahoo! in 2014. Prior to that and from 2010 to 2012, Mr. Cohen served as president of Europe Middle-East Africa for NICE Systems Ltd (Nasdaq: NICE). Mr. Cohen has also held sales positions with a number of leading technology companies, including Nokia (2007-2010), Siemens (2003-2007), BATM Advanced Communications (1998-2002) and Eldor Computers (1990-1995). Mr. Cohen holds an M.B.A. from the Bar Ilan University and a B.SC. in mechanical engineering from the Tel-Aviv University.

The Company believes Mr. Cohen’s professional and corporate experience make him suitable to serve as a director of the Company.

Executive Officers:

Shlomi Cohen was appointed by the Board in August 2015, to serve as the Company’s Chief Executive Officer. For additional information see the information set forth above.

Yishay Curelaru was appointed as the Company’s Chief Financial Officer in January 2016. Prior to his appointment, Mr. Curelaru served as the Company’s controller and deputy Chief Financial Officer from July 2013, and oversaw the Company's finance department in this capacity. Prior to joining the Company, Mr. Curelaru was a senior accountant at PricewaterhouseCoopers (PwC) beginning in 2011. Mr. Curelaru also served as a captain in the Special Forces of the Israeli Defense Forces from 2000 until 2005. Mr. Curelaru holds a B.A. in economics and accounting from the Ben-Gurion University of the Negev, and is a Certified Public Accountant in Israel.

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

Once elected at a shareholders’ meeting, our directors, except for our External Directors, hold office until the first general meeting of shareholders held at least three years after their election. Incumbent directors may be reelected at that meeting. A director may be elected for consecutive terms, unless prohibited by law.

Under the Companies Law, neither the Chief Executive Officer of a public company nor a family member thereof or any person directly or indirectly subordinate to the Chief Executive Officer, may serve as a Chairman of the board of directors, and vice versa unless authorized by a general meeting of the shareholders according to the required vote pursuant to the Companies Law and then only for a period of time that does not exceed three years.

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

External Directors

Under the Companies Law, companies incorporated under the laws of the State of Israel with shares listed on an exchange, including NASDAQ, must appoint at least two External Directors, unless they qualify and choose to adopt the exemption specified in Regulation 5D of the Israeli Companies Regulations (Relief for Public Companies with Shares Listed for Trading on a Stock Market Outside of Israel), 5760-2000, or the Exemption Regulations, as stated below. On May 26, 2014, Mr. Anderson was elected by the general meeting of shareholders as an External Director. On November 2, 2015, Ms. Seidenberg Marks was elected by the general meeting of shareholders as the second External Director commencing as of January 1, 2016. Based on the information provided to the Company, both Mr. Anderson and Ms. Seidenberg Marks qualify as External Directors under the Companies Law.

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

The term affiliation includes: an employment relationship, a business or professional relationship maintained on a regular basis, control, and service as an office holder, excluding service as a director in a private company prior to the first offering of its shares to the public, if such director was appointed as a director of the private company in order to serve as an External Director following the public offering.

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

Under the Companies Law, each of our External Directors must also serve on our Audit Committee and Compensation Committee, unless we qualify and choose to adopt the exemption specified in Regulation 5D of the Exemption Regulations. Mr. Anderson and Ms. Seidenberg Marks are both currently members of our Audit Committee and Compensation Committee. Ms. Seidenberg Marks serves as Chairman of our Audit Committee and Mr. Anderson serves as Chairman of our Compensation Committee.

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

The initial term of an External Director is three years commencing from the date of his or her election and under regulations that apply to Israeli companies whose shares that have been offered to the public outside of Israel or traded on a stock exchange outside of Israel, may be extended for consecutive additional three year periods (unlike other public companies, in which only two additional three year periods are allowed). External Directors may only be removed by the same percentage of shareholders as is required for their election, or by a court, and then only if the External Directors cease to meet the statutory qualifications for their appointment or if they violate their duty of loyalty to the company. If an External Directorship becomes vacant, our Board is required under the Companies Law to call a shareholders’ meeting promptly to appoint a new External Director. Unless we qualify and choose to adopt the exemption specified in Regulation 5D of the Exemption Regulations, each committee of our Board that is required by law to be formed must include at least one External Director and the Audit Committee and Compensation Committee must include all of the External Directors. An External Director is entitled to compensation as provided in regulations adopted under the Companies Law and is otherwise prohibited from receiving any other compensation, directly or indirectly, in connection with services provided as an External Director.

Pursuant to the Exemption Regulations, a public company with securities listed on certain foreign exchanges, including NASDAQ, that satisfies the applicable foreign country laws and regulations that apply to companies organized in that country relating to the appointment of independent directors and composition of audit and compensation committees and has no controlling shareholder is exempt from the requirement to appoint External Directors or comply with the Audit Committee and Compensation Committee composition requirements under the Companies Law. Though we have no controlling shareholder and therefore can adopt the said exemption, we have not adopted it as of today.

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

Directors’ Service Contracts

Except for Mr. Cohen, who serves as the Company’s Chief Executive Officer, none of our directors have any services contracts either with us, or with any of our subsidiaries, which provide for benefits upon termination of employment or service.

Board Committees

Our Board has established an Audit Committee and a Compensation Committee.

Audit Committee

Under the Companies Law, the board of directors of a public company must appoint an Audit Committee. Unless we qualify and choose to adopt the exemption specified in the Exemption Regulations, as stated above with respect to Audit Committee composition, the Audit Committee must be comprised of at least three directors, including all of the External Directors, one of whom must serve as chairman of the committee. The Audit Committee may not include the chairman of the board, any director employed by or otherwise providing services on a regular basis to the Company, to a controlling shareholder or to any entity controlled by a controlling shareholder, any director whose main livelihood is dependent on a controlling shareholder, nor a controlling shareholder or a relative thereof.

In addition, the Audit Committee of our Board must include at least three independent directors within the meaning of Rule 5605(a)(2) to the NASDAQ Rules. Our External Directors, Ms. Seidenberg Marks and Mr. Anderson, and our director, Mr. Soluri, all of whom are “unaffiliated directors” under the Companies Law, qualify as independent directors under NASDAQ Rules and as Audit Committee independent directors under the NASDAQ Rules. Ms. Seidenberg Marks is the Audit Committee’s Chairman. Our Board has determined that Ms. Seidenberg Marks is an “Audit Committee Financial Expert” within the meaning of SEC rules and has the requisite experience and qualification under NASDAQ Rules.

Under the Companies Law, unless we qualify and choose to adopt the exemption specified in the Exemption Regulations, as specified above, the Audit Committee of a publicly traded company must consist of a majority of unaffiliated directors. An “unaffiliated director” is defined as either an External Director or as a director, classified as an “unaffiliated director” by the Company, who meets the following criteria: (a) he or she meets the qualifications for being appointed as an External Director and the Audit Committee of the company confirmed such qualifications, and (b) he or she has not served as a director of the Company for a period exceeding nine consecutive years (where a break of less than two years in the service shall not be deemed to interrupt the continuation of the service), except for (i) the requirement for accounting and financial expertise if he or she possess professional qualifications and (ii) with respect to companies such as ours whose securities have been listed on the NASDAQ Capital Market, where the director qualifies as an “independent director” under the NASDAQ Rules, the requirements relating to affiliation other than to controlling shareholder, any of the controlling shareholder’s relatives or any other entity under the control of the company’s controlling shareholder (which is not the company itself or an entity under the company’s control) and the requirement not to serve as a director of the Company for a period exceeding nine consecutive years in certain circumstances.

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

Our Audit Committee provides assistance to our Board in fulfilling its legal and fiduciary obligations in matters involving our accounting, auditing, financial reporting, internal control and legal compliance functions by pre-approving the services performed by our independent accountants and reviewing their reports regarding our accounting practices and systems of internal control over financial reporting. Our Audit Committee also oversees the audit efforts of our independent accountants and takes those actions that it deems necessary to satisfy itself that the accountants are independent of management. During the fiscal year ended December 31, 2016, we had four meetings of our Audit Committee and one written resolution in lieu of meeting.

Under the Companies Law and the NASDAQ Rules, our Audit Committee is responsible for (i) determining whether there are deficiencies in the business management practices of our company, including in consultation with our internal auditor or the independent auditor, and making recommendations to the Board to improve such practices, (ii) determining whether to approve certain related party transactions (including transactions in which an office holder has a personal interest) and whether such transactions should be deemed as material or extraordinary and the need for a competitive process, (iii) where the Board approves the working plan of the internal auditor, to examine such working plan before its submission to the Board and propose amendments thereto, (iv) examining our internal controls and internal auditor’s performance, including whether the internal auditor has sufficient resources and tools to dispose of its responsibilities, (v) examining the scope of our auditor’s work and compensation and submitting a recommendation with respect thereto to our Board or shareholders, depending on which of them is considering the appointment of our auditor, and (vi) establishing procedures for the handling of employees’ complaints as to the management of our business and the protection to be provided to such employees. Our Audit Committee may not approve an action or a related party transaction, or take any other action required under the Israeli Companies Law, unless at the time of approval a majority of the committee’s members are present, which majority consists of unaffiliated directors including at least one External Director, and it further complies with the committee composition set forth above, unless we qualify and choose to adopt the exemption specified in Exemption Regulations, as specified above.

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

Compensation Committee

Under the Companies Law and pursuant to the NASDAQ Rules, the board of directors of a public company must appoint a Compensation Committee. Unless we qualify and choose to adopt the exemption specified in the Exemption Regulations, the Compensation Committee must be comprised of at least three directors, including all of the External Directors, who shall be a majority of the members of the Compensation Committee. An External Director must serve as chairman of the committee. The rest of the members of the Compensation Committee shall be directors who do not receive direct or indirect compensation for their role as directors (other than compensation paid or given in accordance with the regulations of the Companies Law applicable to the compensation of External Directors, or amounts paid pursuant to indemnification and/or exculpation contracts or commitments and insurance coverage).

The Compensation Committee may not include the chairman of the board, any director employed by or otherwise providing services on a regular basis to the Company, to a controlling shareholder or to any entity controlled by a controlling shareholder, any director whose main livelihood is dependent on a controlling shareholder, nor a controlling shareholder or a relative thereof.

If we qualify and choose to adopt the exemption specified in Exemption Regulations, we will generally not have to meet the Compensation Committee composition requirements set forth in the Companies Law and will be required to have a Compensation Committee comprised of at least two members, each of whom must be an Independent Director under Nasdaq Rules and meet other criteria.

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

During 2016, our Compensation Committee had three meetings and one written resolution in lieu of a meeting. The current members of our Compensation Committee are Mr. Anderson, Ms. Seidenberg Marks, and Mr. Soluri. Mr. Anderson is the Compensation Committee’s Chairman.

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

In accordance with Israeli law requirements, our Compensation Committee reviewed and adopted a written compensation policy for our executive officers, which addresses the items prescribed by the Companies Law. Our Board subsequently approved the policy and recommended that it be adopted by the shareholders. On December 15, 2016, the general meeting of shareholders of the Company approved our existing Executive Compensation Policy, or the Compensation Policy.

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

Nevertheless, the Exemption Regulations provide certain exemptions with respect to certain transactions with the chief executive officer, director and other officers reporting to the chief executive officer.

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

Nominating Committee; Director Candidates

We do not have a Nominating Committee or any committees of a similar nature, nor any charter governing the nomination process. Our Board does not believe that such committees are needed for a company our size. However, our independent directors will consider shareholder suggestions for additions to our Board.

Code of Ethics

We have adopted a Code of Business Conduct and Ethics that applies to our directors, executive officers and all of our employees. The Code of Business Conduct and Ethics is publicly available on our website at http://investors.otiglobal.com/phoenix.zhtml?c=144733&p=irol-govHighlights and we will provide, at no charge, persons with a written copy upon written request made to us. The information contained in, or accessible through, our website does not constitute part of this Annual Report.

Section 16(a) Beneficial Ownership Reporting Compliance

Based solely upon a review of Forms 3 and 4, and amendments thereto, submitted to the SEC during the fiscal year ended December 31, 2016, we believe that during said year, our executive officers, directors and all persons who own more than ten percent of a registered class of our equity securities complied with all Section 16(a) filing requirements, except for Yishay Curelaru who failed to timely file Form 3 and Donna Seidenberg Marks and Shlomi Cohen who failed to timely file Form 4.

Item 11. Executive Compensation.

The following table sets forth the compensation earned during the years ended December 31, 2016 and 2015 by (i) our Chief Executive Officer; (ii) our Chief Financial Officer; (iii) our VP of Hardware Engineering; (iv) our VP, Research & Development; and (v) our former Chief Financial Officer, who we refer to collectively as the Named Executive Officers. Certain of these officers are included solely to comply with Israeli law.

Summary Compensation Table

Name and Principal Position	Year	Salary ($) (1)	Bonus ($)	Option Awards ($) (2)	Non-equity Incentive Plan Compensation ($)	All Other Compensation ($) (3)	Total ($)

Shlomi Cohen	2016	301,109	78,738	61,200	163,328	58,930	663,305
Chief Executive Officer (4)	2015	177,153	52,098	80,120	-	24,499	333,870
Yishay Curelaru	2016	118,338	7,915	36,500	20,524	43,842	227,119
Chief Financial Officer (5)	2015	63,162	-	3,427	-	15,894	82,483
Nehemia Itay	2016	139,713	10,263	9,900	25,547	43,487	228,910
VP of Hardware Engineering (6)	2015	214,932	34,015	-	-	45,516	294,463
Amir Eilam	2016	128,055	9,089	13,200	23,765	46,062	220,171
VP, Research & Development (7)	2015	154,494	30,054	12,000	-	47,627	244,175
Shay Tomer	2016	170,438	6,621	-	13,132	101,360	291,551
Former Chief Financial Officer (8)	2015	197,401	20,993	22,034	-	50,034	290,462

(1)	Salary payments which were in NIS were translated into U.S. Dollars according to annually average exchange rate of 3.84 NIS per U.S. Dollar in 2016 and 3.89 NIS per U.S. Dollar in 2015.

(2)	The fair value recognized for the option awards was determined as of the grant date in accordance with FASB ASC Topic 718 (see Note 9C to our consolidated financial statements included elsewhere in this Annual Report).

(3)	This cost reflects social benefits (as required under applicable Israeli law), car expenses and termination payments.

(4)	The 2016 “All Other Compensation” of Mr. Cohen, as shown in the table above, is comprised of $20,309 of car expenses and $38,621 of social benefits. The 2015 “All Other Compensation” of Mr. Cohen, as shown in the table above, is comprised of $8,361 of car expenses and $16,138 of social benefits.

(5)	Mr. Yishay Curelaru appointed on January 31, 2016 as Chief Financial Officer. The 2016 “All Other Compensation” of Mr. Curelaru, as shown in the table above, is comprised of $20,309 of car expenses and $23,533 of social benefits. The 2015 “All Other Compensation” of Mr. Curelaru, as shown in the table above, is comprised of $3,087 of car expenses and $12,807 of social benefits.

(6)	The 2016 “All Other Compensation” of Mr. Itay, as shown in the table above, is comprised of $20,309 of car expenses and $23,178 of social benefits. The 2015 “All Other Compensation” of Mr. Itay, as shown in the table above, is comprised of $20,067 of car expenses and $25,449 of social benefits.

(7)	The 2016 “All Other Compensation” of Mr. Eilam, as shown in the table above, is comprised of $20,309 of car expenses and $25,753 of social benefits. The 2015 “All Other Compensation” of Mr. Eilam, as shown in the table above, is comprised of $20,067 of car expenses and $27,560 of social benefits.

(8)	The 2016 “All Other Compensation” of Mr. Tomer, as shown in the table above is comprised of $10,155 of car expenses and $2,678 of social benefits and $88,527 of one-time expenses upon termination of his employment. The 2015 “All Other Compensation” of Mr. Tomer, as shown in the table above, is comprised of $29,967 of car expenses and $20,067 of social benefits. On January 31, 2016, Mr. Tomer resigned from his position.

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

Executive Officers Compensation Policy

In accordance with recent requirements and limitations set forth in the Companies Law, we adopted a Compensation Policy in 2013, which was thereafter amended by our Compensation Committee, approved by our Board and recommended to our shareholders and approved thereby at our annual general meeting held on December 15, 2016.

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

The Compensation Policy further provides for an annual performance bonus payable to executive officers. The payment of such bonus is tied to long-term corporate performance, rather than short-term stock market performance. Bonuses are paid in accordance with specific performance targets and based, among others, upon the following factors: (i) the Company’s achievement of certain financial performance metrics, consisting of annual revenue targets, EBITDA target, each based on our annual budget; (ii) achievement by the respective executive of certain predetermined objectives; and (iii) other discretionary considerations, taking into account tangible and intangible performance factors, including the executive’s relative contribution to the Company.

Bonus payments shall not exceed, in the case of a Chief Executive Officer, an aggregate amount equivalent to twelve months’ base salary, and for other executive officers, an aggregate amount equivalent to nine months’ base salary of the respective executive.

Employment Agreements

We maintain written employment and related agreements with all of our current executive officers. These agreements provide for monthly salaries and contributions by us to executive insurance and vocational studies funds. The employment agreements of certain executive officers provide for the achievement of an annual bonus, as described above. In addition, we may decide to grant our executive officers share options from time to time. All of our executive officers’ employment and related agreements contain provisions regarding noncompetition, confidentiality of information and assignment of inventions. The enforceability of covenants not to compete in Israel is unclear.

We have the following written agreements and other arrangements concerning compensation with our current executive officers:

(1)	Agreement with Shlomi Cohen. We entered into an employment agreement with Mr. Cohen, effective August 2, 2015, which provides that Mr. Cohen will enter into office as the Chief Executive Officer of the Company and its subsidiaries on August 11, 2015, in consideration of a monthly gross salary of NIS 90,000 and other standard benefits. On November 30, 2016, our Compensation Committee and our Board approved a ten percent increase to Mr. Cohen's salary effective December 1, 2016. On February 6, 2017, our Compensation Committee and our Board approved an additional ten percent increase to Mr. Cohen's salary effective January 1, 2017. In addition, and pursuant to the employment agreement, in 2015 Mr. Cohen received options to purchase 200,000 Ordinary Shares of the Company, with an exercise price of $0.75 per Ordinary Share. The options are subject to a three year vesting period, so that 66,334 options vested on July 31, 2016, 66,333 options will vest on July 31, 2017 and an additional 66,333 options will vest on July 31, 2018, all subject to the terms and provisions of the Company’s 2001 Share Option Plan. In addition, on February 14, 2016, Mr. Cohen received additional options to purchase 40,000 Ordinary Shares of the Company with an exercise price of $0.44 per Ordinary Share. The options are subject to a three year vesting period, so that 13,333 options vested on February 3, 2017, 13,333 options will vest on February 3, 2018 and an additional 13,334 options will vest on February 3, 2019, all subject to the terms and provisions of the Company’s 2001 Share Option Plan. In addition, on March 22, 2016, Mr. Cohen received additional options to purchase 100,000 Ordinary Shares of the Company with an exercise price of $0.84 per Ordinary Share. The options are subject to a three year vesting period, so that 33,333 options vested on March 22, 2017, 33,333 options will vest on March 22, 2018, and an additional 33,334 options will vest on March 22, 2019, all subject to the terms and provisions of the Company’s 2001 Share Option Plan. Finally, on February 6, 2017, Mr. Cohen received additional options to purchase 100,000 Ordinary Shares of the Company with an exercise price of $1.58 per Ordinary Share. The options are subject to a three year vesting period, so that 33,333 options will vest on February 6, 2018, 33,333 options will vest on February 6, 2019, and an additional 33,334 options will vest on February 6, 2020, all subject to the terms and provisions of the Company’s 2001 Share Option Plan. Additional options to purchase up to 100,000 Ordinary Shares may be granted on an annual basis to promote retention and as an incentive. The issuance of such options will be subject to the discretion and approval of both the Company’s Compensation Committee and the Board of Directors. According to the employment agreement Mr. Cohen is eligible to receive an annual bonus in an amount up to 12 months’ gross base salary. The employment agreement is for an unlimited duration, provided that each party may terminate it without cause upon serving the other party a written notice of six months, prior to termination. On November 2, 2015, the general meeting of shareholders approved Mr. Cohen’s terms of employment.

(2)	Agreement with Yishay Curelaru. We entered into an employment agreement with Mr. Curelaru, dated July 2, 2013, which provided that Mr. Curelaru shall act as the Company’s controller and deputy Chief Financial Officer. On January 31, 2016, Mr. Curelaru was promoted and appointed as the Company’s Chief Financial Officer, and accordingly on March 23, 2016 we entered into a new employment agreement with Mr. Curelaru. The new employment agreement provides that Mr. Curelaru shall serve as the Company’s and its subsidiaries’ Chief Financial Officer starting January 31, 2016, in consideration of a monthly gross base salary of NIS 38,000 and other standard benefits. In addition, Mr. Curelaru shall be eligible to receive an annual bonus in an amount up to four months’ gross base salary, subject to the Company’s Compensation Policy. Mr. Curelaru’s employment shall be for an unspecified term and either party may terminate the employment agreement upon three months’ advance notice. On March 22, 2016, Mr. Curelaru received options to purchase 40,000 Ordinary Shares of the Company with an exercise price of $0.84 per Ordinary Share. The options are subject to a three year vesting period, so that 13,333 options vested on March 22, 2017, 13,333 options will vest on March 22, 2018 and an additional 13,334 options will vest on March 22, 2019, all subject to the terms and provisions of the Company’s 2001 Share Option Plan. In addition, on December 15, 2016, Mr. Curelaru received additional options to purchase 25,000 shares of the Company with an exercise price of $1.07 per Ordinary Share. The options are subject to a three year vesting period, so that 8,333 options will vest on November 30, 2017, 8,333 options will vest on November 30, 2018 and an additional 8,334 options will vest on November 30, 2019, all subject to the terms and provisions of the Company’s 2001 Share Option Plan.

Outstanding Equity Awards at Fiscal Year-End

The following table shows options to purchase our Ordinary Shares outstanding on December 31, 2016 held by each of our Named Executive Officers.

Number of Securities Underlying Unexercised
	Option Awards
Name	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options(#) unexercisable	Option exercise price($)	Option expiration date
Shlomi Cohen (1)	66,667	133,333	$0.75	11/02/2020
	-	40,000	$0.44	02/14/2021
	-	100,000	$0.84	03/22/2021
Yishay Curelaru (2)	5,334	2,666	$2.36	05/13/2019
	3,334	6,666	$0.74	11/11/2020
	-	40,000	$0.84	03/22/2021
	-	25,000	$1.07	11/30/2021
Nehemia Itay (3)	30,000	-	$1.46	07/20/2018
	6,667	3,333	$2.36	05/13/2019
	-	15,000	$1.07	11/30/2021
Amir Eilam (4)	10,000	-	$1.2	05/30/2017
	20,000	-	$1.46	07/20/2018
	6,667	3,333	$2.36	05/13/2019
	5,000	10,000	$1.68	01/01/2020
	-	20,000	$1.07	11/30/2021

(1)	On November 2, 2015, 200,000 options were granted to Mr. Cohen under the 2001 Stock Option Plan, as amended, or the 2001 Plan. The options vest in three equal annual installments, commencing July 31, 2016. On February 14, 2016, 40,000 options were granted to Mr. Cohen under the 2001 Plan. The options vest in three equal annual installments, commencing February 3, 2017. On March 22, 2016, 100,000 options were granted to Mr. Cohen under the 2001 Plan. The options vest in three equal annual installments, commencing March 22, 2017.

(2)	On May 13, 2014, 8,000 options were granted to Mr. Curelaru under the 2001 Plan. The options vest in three equal annual installments, commencing May 13, 2015. On November 11, 2015, 10,000 options were granted to Mr. Curelaru under the 2001 Plan. The options vest in three equal annual installments, commencing November 11, 2016. On March 22, 2016, 40,000 options were granted to Mr. Curelaru under the 2001 Plan. The options vest in three equal annual installments, commencing March 22, 2017. On December 15, 2016, 25,000 options were granted to Mr. Curelaru under the 2001 Plan. The options vest in three equal annual installments, commencing November 30, 2017.

(3)	On July 20, 2013, 30,000 options were granted to Mr. Itay under the 2001 Plan. The options vest in three equal annual installments, commencing July 20, 2014. On May 13, 2014, 10,000 options were granted to Mr. Itay under the 2001 Plan. The options vest in three equal annual installments, commencing May 13, 2015. On December 15, 2016, 15,000 options were granted to Mr. Itay under the 2001 Plan. The options vest in three equal annual installments, commencing November 30, 2017.

(4)	On May 30, 2012, 40,000 options were granted to Mr. Eilam under the 2001 Plan, out of which 30,000 options were exercised by Mr. Eilam as of December 31, 2016. The options vest in three equal annual installments, commencing May 30, 2013. On July 20, 2013, 30,000 options were granted to Mr. Eilam under the 2001 Plan, out of which 10,000 options were exercised by Mr. Eilam as of December 31, 2016. The options vest in three equal annual installments, commencing July 20, 2014. On May 13, 2014, 10,000 options were granted to Mr. Eilam under the 2001 Plan. The options vest in three equal annual installments, commencing May 13, 2015. On January 1, 2015, 15,000 options were granted to Mr. Eilam under the 2001 Plan. The options vest in three equal annual installments, commencing January 1, 2016. On December 15, 20,000 options were granted to Mr. Eilam under the 2001 Plan. The options vest in three equal annual installments, commencing November 30, 2017.

Director Compensation for 2016

The following table provides information regarding compensation earned by, awarded or paid to each person for serving as a director who was not a Named Executive Officer during the fiscal year ended December 31, 2016:

Name (1)	Fees Earned or Paid in Cash ($) (1)	Option Awards ($) (2)	Total ($)
William C. Anderson III	28,546	-	28,546
Donna Seidenberg Marks	27,422	8,565	35,987
John A. Knapp Jr.(3)	23,136	-	23,136
Mark Stolper(4)	27,667	-	27,667
Dilip Singh(5)	23,649	-	23,649

(1)	This column represents the sums that our non-executive directors received according to the Israeli regulations as an annual fee as well as for attending Board and Board committee meetings.

(2)	The fair value recognized for the option awards was determined as of the grant date in accordance with FASB ASC Topic 718 (see Note 2L to our consolidated financial statements included elsewhere in this Annual Report). As of December 31, 2016, our directors held options to purchase our Ordinary Shares as follows:

Name	Aggregate number of shares Underlying stock options
William C. Anderson III	50,000
Donna Seidenberg Marks	50,000

(3)	Mr. Knapp’s term as director expired on December 15, 2016, and the table above represents the compensation paid to Mr. Knapp in 2016.

(4)	Mr. Stolper’s term as director expired on December 15, 2016, and the table above represents the compensation paid to Mr. Stolper in 2016.

(5)	Mr. Singh’s term as director expired on December 15, 2016, and the table above represents the compensation paid to Mr. Singh in 2016.

We reimburse our directors for expenses incurred in connection with attending board meetings and committee meetings and provide the following compensation for directors: annual compensation of $16,586; meeting participation fees of $859 per in-person meeting; meeting participation by telephone of $516 per meeting; and $430 per written resolution.

Our executive directors do not receive additional separate compensation for their service on the Board or any committee of the Board. During 2016, our non-executive directors were reimbursed for their expenses for each board meeting and committee meeting attended and in addition received the foregoing compensation with respect to attendance in such meetings. The aggregate amount paid by us to our non-executive directors for their service during 2016 was $134,776.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholders Matters.

The following table sets forth certain information, to the best knowledge and belief of the Company, as of March 14, 2017 (unless provided herein otherwise), with respect to holdings of our Ordinary Shares by (1) each person known by us to be the beneficial owner of more than 5% of the total number of shares of our Ordinary Shares outstanding as of such date; (2) each of our directors; (3) each of our Named Executive Officers; and (4) all of our directors and our executive officers as a group.

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

The information in the table below is based on 41,079,376 Ordinary Shares outstanding as of March 14, 2017. Unless otherwise indicated, the address of each of the individuals named below is: c/o On Track Innovations Inc., Z.H.R. Industrial Zone, P.O. Box 32, Rosh Pina, Israel.

Name of beneficial owner	Position	Number of Shares Beneficially Owned (*)	% of Class of Shares
William C. Anderson III (1)	Director	110,000	**
Donna Seidenberg Marks (2)	Director	16,667	**
James Scott Medford	Director	-	**
Michael Soluri	Director	-	**
Shlomi Cohen (3)	Chief Executive Officer	153,271	**
Yishay Curelaru (4)	Chief Financial Officer	24,666	**
Nehemia Itay (5)	VP of HW Engineering	231,420	**
Amir Eilam (6)	VP, Research & Development	50,000	**
All executive officers and directors as a group (8 persons)		586,024	1.4%
5% Shareholders
Jerry L. Ivy, Jr. (7)	Shareholder	3,996,550	9.7%

(*)	If a shareholder has the right to acquire shares by exercising options currently exercisable or exercisable within 60 days of the date of this table, these shares are deemed outstanding for the purpose of computing the percentage owned by the specific shareholder (that is, they are included in both the numerator and the denominator), but they are disregarded for the purpose of computing the percentage owned by any other shareholder.

(**) Less than 1%

(1)	Includes 60,000 Ordinary Shares held by Mr. Anderson and includes options held by Mr. Anderson to purchase 50,000 Ordinary Shares currently exercisable or exercisable within 60 days of this table.

(2)	Consists of options held by Ms. Seidenberg Marks to purchase 16,667 Ordinary Shares currently exercisable or exercisable within 60 days of this table.

(3)	Includes 39,938 Ordinary Shares held by Mr. Cohen and includes options held by Mr. Cohen to purchase 113,333 Ordinary Shares currently exercisable or exercisable within 60 days of this table.

(4)	Consists of options held by Mr. Curelaru to purchase 24,666 Ordinary Shares currently exercisable or exercisable within 60 days of this table.

(5)	Includes 191,420 Ordinary Shares held by Mr. Itay and includes options held by Mr. Itay to purchase 40,000 Ordinary Shares currently exercisable or exercisable within 60 days of this table.

(6)	Consists of options held by Mr. Eilam to purchase 50,000 Ordinary Shares currently exercisable or exercisable within 60 days of this table.

(7)	Information is based solely on Schedule 13G/A filed by Mr. Ivy with the SEC on January 23, 2017. Mr. Ivy’s address is 2125 1st Ave., Seattle, WA 98121.

The following table summarizes certain information regarding our equity compensation plan as of December 31, 2016:

Plan Category	Number of securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plan approved by security holders	-	-	-
Equity compensation plan not approved by security holders	1,604,836	$1.36	657,672
Total	1,604,836	$1.36	657,672

2001 Stock Option Plan

We established our 2001 Plan in February 2001 (as amended and restated on December November 30, 2011), and have amended it several times up to the latest amendment on May 26, 2014. The 2001 Plan provides for the grant of options to our employees, directors and consultants, and those of our subsidiaries and affiliates.

Under the 2001 Plan, as of March 14, 2017, options for 14,187,492 Ordinary Shares had been exercised and options for 1,684,169 Ordinary Shares are outstanding, including vested options with respect to 658,016 Ordinary Shares. Of the options that are outstanding, as of March 14, 2017, 808,000 options are held by our directors and officers, and have a weighted average exercise price of $1.11 per share.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Our policy is to enter into transactions with related parties on terms that are on the whole no less favorable to us than those that would be available from unaffiliated parties at arm’s length.

Agreements with Directors and Officers

We have entered into employment agreements with all of our executive officers as mentioned above. In addition, we have granted options to purchase our Ordinary Shares to our directors and executive officers, as mentioned elsewhere in this Annual Report.

Other than described above, none of our directors, executive officers or shareholders holding more than 5% of our outstanding shares has any relationship with the Company besides serving as directors or executive officers.

Our Board has determined that Ms. Seidenberg Marks, Mr. Anderson and Mr. Soluri qualify as independent directors under NASDAQ Rules and as Audit Committee independent directors under the NASDAQ Rules.

Item 14. Principal Accounting Fees and Services.

Independent Registered Public Accounting Firm

The Company has engaged Somekh Chaikin, a member firm of KPMG International, or Somekh Chaikin, as its principal independent registered public accounting firm for the fiscal year ended December 31, 2016.

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

Principal Accountant Fees and Services

The following fees were billed by Somekh Chaikin, a member firm of KPMG International, and affiliate firms for professional services rendered thereby for the years ended December 31, 2016 and 2015 (in thousands):

	2016	2015
Audit Fees (1)	$167	$163
Audit-Related Fees (2)	-	-
Tax Fees (3)	$13	$14
All Other Fees (4)	-	-
Total	$180	$177

(1)	The audit fees for the years ended December 31, 2016 and 2015, are the aggregate fees billed or billable (for the year) for the professional services rendered for the audits of our 2016 and 2015 annual consolidated financial statements, review of consolidated quarterly financial statements of 2016 and 2015, and services that are normally provided in connection with statutory audits of us and our subsidiaries, consents and assistance with review of documents filed with the SEC.

(2)	No Audit-Related Fees were incurred.

(3)	Tax fees are the aggregate fees billed (in the year) for professional services rendered for tax compliance and tax advice other than in connection with the audit.

(4)	No Other Fees were incurred.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

3.1	Amended and Restated Articles of Association (incorporated by reference to the Company’s report on Form 6-K filed with the SEC on October 31, 2013).

3.2	Memorandum of Association, dated February 14, 1990 (incorporated by reference to the Company’s Registration Statement on Form F-1, filed with the SEC on June 14, 2002).

10.1	Amended and Restated On Track Innovations Ltd. 2001 Share Option Plan (incorporated by reference to the Company’s proxy statement on Schedule 14A filed with the SEC on April 11, 2014). +

10.2	Form of Letter of Exemption and Indemnification between the Company and its directors and officers (incorporated by reference to the Company’s report on Form 6-K filed with the SEC on October 31, 2013).

10.3	Asset Purchase Agreement, dated August 14, 2013, by and between the Company and SuperCom Ltd. (incorporated by reference to the Company’s Annual Report on Form 10-K, filed with the SEC on March 31, 2014).

10.4	Personal and Special Employment Agreement, dated August 6, 2013, by and between the Company and Shay Tomer. (Incorporated by reference to the Company’s Annual Report on Form 10-K, filed with the SEC on March 30, 2015; Confidential treatment has been granted for portions of this document. The confidential portions have been omitted and filed separately, on a confidential basis, with the Securities and Exchange Commission.) +

10.5	Personal Employment Agreement, dated August 2, 2015, by and between the Company and Shlomi Cohen (incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on August 3, 2015). +

10.6	Personal and Special Employment Agreement, dated January 31, 2016, by and between the Company and Yishay Curelaru (incorporated by reference to the Company’s Annual Report on Form 10-K, filed with the SEC on March 28, 2016). +

10.7	Amended and Restated Executive Compensation Policy (Incorporated by reference to the Company’s proxy statement on Schedule 14A filed with the SEC on October 26, 2016). +

21.1	List of Subsidiaries of the Company (incorporated by reference to the Company’s Annual Report on Form 10-K, filed with the SEC on March 28, 2016).

23.1*	Consent of Independent Registered Public Accounting Firm.

31.1*	Certification pursuant to Rule 13a-14(a)/15d-14(a) of Shlomi Cohen.

31.2*	Certification pursuant to Rule 13a-14(a)/15d-14(a) of Yishay Curelaru.

32.1**	Certification pursuant to 18 U.S.C. Section 1350 of Shlomi Cohen.

32.2**	Certification pursuant to 18 U.S.C. Section 1350 of Yishay Curelaru.

101*	The following materials from our Annual Report on Form 10-K for the year ended December 31, 2016 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Loss, (iv) the Consolidated Statements of Changes in Equity, (v) the Consolidated Statements of Cash Flows, and (vi) the Notes to the Consolidated Financial Statements, tagged as blocks of text and in detail.

* Filed herewith.

** Furnished herewith.

+ Management contract or compensation plan.

Item 16. Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

On Track Innovations Ltd.

Dated: March 27, 2017	By:	/s/ Shlomi Cohen
Shlomi Cohen
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Shlomi Cohen	Chief Executive Officer (principal executive officer)	March 27, 2017
Shlomi Cohen

/s/ Yishay Curelaru	Chief Financial Officer (principal financial	March 27, 2017
Yishay Curelaru	officer and principal accounting officer)

/s/ James Scott Medford	Chairman of the Board of Directors	March 27, 2017
James Scott Medford

/s/ William C. Anderson	Director	March 27, 2017
William C. Anderson

/s/ Donna Seidenberg Marks	Director	March 27, 2017
Donna Seidenberg Marks

/s/ Michael Soluri	Director	March 27, 2017
Michael Soluri

On Track Innovations Ltd.

and its Subsidiaries

Consolidated Financial Statements

As of December 31, 2016

On Track Innovations Ltd.

and its Subsidiaries

Consolidated Financial Statements as of December 31, 2016

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

On Track Innovations Ltd.

We have audited the accompanying consolidated balance sheets of On Track Innovations Ltd. (“the Company”) and its subsidiaries as of December 31, 2016 and 2015 and the related consolidated statements of operations, comprehensive loss, changes in equity and cash flows for each of the years in the three-year period ended December 31, 2016. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company and its subsidiaries as of December 31, 2016 and 2015 and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles.

/s/ Somekh Chaikin

Certified Public Accountants (Isr.)

A Member Firm of KPMG International

Tel Aviv, Israel

March 27, 2017

On Track Innovations Ltd.

and its Subsidiaries

Consolidated Balance Sheets

US dollars in thousands except share data

	December 31
	2016	2015

Assets

Current assets
Cash and cash equivalents	$5,952	$5,450
Short-term investments	5,585	5,454
Trade receivables (net of allowance for doubtful accounts of $720 and $778 as of December 31, 2016 and December 31, 2015, respectively)	5,620	2,418
Other receivables and prepaid expenses	1,638	2,183
Inventories	3,069	3,330

Total current assets	21,864	18,835

Long term restricted deposit for employees benefit	453	524

Severance pay deposits	322	455

Property, plant and equipment, net	5,788	8,668

Intangible assets, net	278	180

Total Assets	$28,705	$28,662

The accompanying notes are an integral part of these consolidated financial statements.

On Track Innovations Ltd.

and its Subsidiaries

Consolidated Balance Sheets (cont’d)

US dollars in thousands except share data

	December 31
	2016	2015

Liabilities and Equity

Current Liabilities
Short-term bank credit and current maturities of long-term bank loans	$4,369	$3,815
Trade payables	6,957	5,441
Other current liabilities	2,822	2,724
Total current liabilities	14,148	11,980

Long-Term Liabilities
Long-term loans, net of current maturities	1,215	2,359
Accrued severance pay	811	1,148
Deferred tax liability	373	352
Total long-term liabilities	2,399	3,859

Total Liabilities	16,547	15,839

Commitments and Contingencies

Equity
Shareholders’ Equity
Ordinary shares of NIS 0.1 par value: Authorized – 50,000,000 shares as of December 31, 2016 and 2015; issued: 42,243,075 and 42,014,673 shares as of December 31, 2016 and 2015, respectively; outstanding: 41,064,376 and 40,835,974 shares as of December 31, 2016 and 2015, respectively	1,061	1,055
Additional paid-in capital	224,415	225,925
Treasury shares at cost - 1,178,699 shares as of December 31, 2016 and 2015	(2,000)	(2,000)
Accumulated other comprehensive loss	(1,236)	(1,084)
Accumulated deficit	(210,082)	(209,254)
Total Shareholder’s equity	12,158	14,642
Non-controlling interest	-	(1,819)

Total Equity	12,158	12,823

Total Liabilities and Equity	$28,705	$28,662

The accompanying notes are an integral part of these consolidated financial statements.

On Track Innovations Ltd.

and its Subsidiaries

Consolidated Statements of Operations

US dollars in thousands except share and per share data

	Year ended December 31
	2016	2015*		2014*

Revenues
Sales	$14,721		$12,501		$16,103
Licensing and transaction fees	5,843		5,971		4,567

Total revenues	20,564		18,472		20,670

Cost of revenues
Cost of sales	10,111		8,889		11,139
Cost of licensing	250		325		-
Total cost of revenues	10,361		9,214		11,139

Gross profit	10,203		9,258		9,531
Operating expenses
Research and development	2,810		3,436		4,142
Selling and marketing	5,546		6,368		7,241
General and administrative	3,499		4,497		5,929
Patent litigation and maintenance	48		830		1,497
Other expenses (income), net	191		914		(13)

Total operating expenses	12,094		16,045		18,796

Operating loss from continuing operations	(1,891)		(6,787)		(9,265)
Financial expenses, net	(396)		(583)		(527)

Loss from continuing operations before taxes on income	(2,287)		(7,370)		(9,792)

Income tax	(82)		(122)		(110)

Net loss from continuing operations	(2,369)		(7,492)		(9,902)
Net income from discontinued operations	1,509		253		20

Net loss	(860)		(7,239)		(9,882)

Net loss (income) attributable to non-controlling interest	32		88		(42)
Net loss attributable to shareholders	$(828)		$(7,151)		$(9,924)
Basic and diluted net gain (loss) attributable to shareholders per ordinary share
From continuing operations	$(0.06)		$(0.18)		$(0.29)
From discontinued operations	$0.04	$	**	$	**
	$(0.02)		$(0.18)		$(0.29)
Weighted average number of ordinary shares used in computing basic and diluted net profit (loss) per ordinary share	40,914,558		40,869,820		34,013,870

* Reclassified to conform with the current period presentation, see Note 1B(3).

** Less than $0.01 per ordinary share.

The accompanying notes are an integral part of these consolidated financial statements.

On Track Innovations Ltd.

and its Subsidiaries

Consolidated Statements of Comprehensive Loss

US dollars in thousands

	Year ended December 31
	2016	2015	2014
Total comprehensive loss:
Net loss	$(860)	$(7,239)	$(9,882)
Foreign currency translation adjustments	(152)	(284)	(435)
Foreign currency translation released following sale of a subsidiary	-	-	(393)

Total comprehensive loss	$(1,012)	$(7,523)	$(10,710)
Comprehensive loss (income) attributable to the non-controlling interest	32	88	(42)
Total comprehensive loss attributable to shareholders	$(980)	$(7,435)	$(10,752)

The accompanying notes are an integral part of these consolidated financial statements.

On Track Innovations Ltd.

and its Subsidiaries

Consolidated Statements of Changes in Equity

US dollars in thousands, except share data

							Accumulated
					Additional		other		Non-
	Number of		Share		paid-in	Treasury	comprehensive	Accumulated	controlling	Total
	Shares issued		capital		capital	Shares	Income (loss)	deficit	interest	equity

Balance as of January 1, 2014	34,199,511		$854		$212,246	$(2,000)	$28	$(192,179)	$(545)	$18,404

Changes during the year ended December 31, 2014:
Stock-based compensation related to options issued to employees	-		-		875	-	-	-	-	875
Exercise of options and warrants	609,591		16		854	-	-	-	-	870
Issuance of shares, net of issuance expenses of $365	7,187,500		185		10,259	-	-	-	-	10,444
Foreign currency translation adjustments	-		-		-	-	(828)	-	-	(828)
Net loss	-		-		-	-	-	(9,924)	42	(9,882)
Balance as of December 31, 2014	41,996,602		$1,055		$224,234	$(2,000)	$(800)	$(202,103)	$(503)	$19,883

Changes during the year ended December 31, 2015:
Stock-based compensation related to options issued to employees	-		-		463	-	-	-	-	463
Decrease in the ownership rate in subsidiaries, see Note 9E	-		-		1,228	-	-	-	(1,228)	-
Exercise of warrants	18,071		(*	)	-	-	-	-	-	(*)
Foreign currency translation adjustments	-		-		-	-	(284)	-	-	(284)
Net income (loss)	-		-		-	-	-	(7,151)	(88)	(7,239)
Balance as of December 31, 2015	42,014,673		$1,055		$225,925	$(2,000)	$(1,084)	$(209,254)	$(1,819)	$12,823

Changes during the year ended December 31, 2016:
Stock-based compensation	15,000	(**)	(*	)	239	-	-	-	-	239
Exercise of options and warrants	213,402		6		171	-	-	-	-	177
Increase in the ownership rate in subsidiaries , see Note 9E	-		-		(1,920)	-	-	-	1,851	(69)
Foreign currency translation adjustments	-		-		-	-	(152)	-	-	(152)
Net income	-		-		-	-	-	(828)	(32)	(860)
Balance as of December 31, 2016	42,243,075		$1,061		$224,415	$(2,000)	$(1,236)	$(210,082)	$-	$12,158

(*) Less than $1.

(**) See Note 9B.

The accompanying notes are an integral part of these consolidated financial statements.

On Track Innovations Ltd.

and its Subsidiaries

Consolidated Statements of Cash Flows

US dollars in thousands

	Year ended December 31
	2016	2015*	2014*
Cash flows from continuing operating activities
Net loss from continuing operations	$(2,369)	$(7,492)	$(9,902)
Adjustments required to reconcile net loss to
net cash used in continuing operating activities:
Stock-based compensation related to options and shares issued to employees and others	239	463	875
Loss (gain) on sale of property and equipment	83	(4)	(10)
Gain from sale and shut down of subsidiaries	-	-	(3)
Accrued interest and linkage differences, net	56	27	87
Depreciation	1,172	1,224	1,263

Changes in operating assets and liabilities:
Accrued severance pay, net	(183)	(109)	(92)
Deferred tax, net	82	122	108
(Increase) decrease in trade receivables, net	(3,493)	2,020	460
Decrease in other receivables and prepaid expenses	290	394	149
(Increase) decrease in inventories	(112)	370	(484)
Increase (decrease) in trade payables	1,793	(1,298)	(588)
Increase (decrease) in other current liabilities	300	325	(1,283)
Net cash used in continuing operating activities	(2,142)	(3,958)	(9,420)

Cash flows from continuing investing activities

Purchase of property and equipment	(311)	(1,515)	(1,573)
Proceeds from sale of property, plant and equipment	1,779	38	14
Change in short-term investments, net	(116)	5,598	(8,466)
Investment in capitalized product costs	(188)	(200)	-
Investment in restricted deposit for employee benefits	(44)	(281)	-
Proceeds from restricted deposit for employee benefits	142	144	-
Net cash provided by (used in) continuing investing activities	1,262	3,784	(10,025)

Cash flows from continuing financing activities
Increase (decrease) in short-term bank credit, net	1,018	(422)	(25)
Proceeds from long-term bank loans	27	1,480	52
Repayment of long-term bank loans	(1,581)	(747)	(1,019)
Proceeds from issuance of shares, net of issuance expenses	-	-	10,444
Proceeds from exercise of options and warrants	177	**	965
Net cash (used in) provided by continuing financing activities	(359)	311	10,417

Cash flows from discontinued operations
Net cash used in discontinued operating activities	(283)	(581)	(1,632)
Net cash provided by discontinued investing activities	2,292	795	1,708
Net cash used in discontinued financing activities	-	-	(154)
Total net cash provided by (used in) discontinued operations	2,009	214	(78)

Effect of exchange rate changes on cash and cash equivalents	(268)	(252)	(505)

Increase (decrease) in cash and cash equivalents	502	99	(9,611)
Cash and cash equivalents at the beginning of the year	5,450	5,351	14,962

Cash and cash equivalents at the end of the year	$5,952	$5,450	$5,351

* Reclassified to conform with the current period presentation, see Note 1B(3).

** Less than $1.

The accompanying notes are an integral part of these consolidated financial statements.

F-8

On Track Innovations Ltd.

and its Subsidiaries

Consolidated Statements of Cash Flows (cont’d)

US dollars in thousands

	Year ended December 31
	2016	2015	2014
Supplementary cash flows information:

Cash paid during the period for:
Interest paid	$220	$255	$316
Income taxes paid	$27	$-	$32

The accompanying notes are an integral part of these consolidated financial statements.

On Track Innovations Ltd.

and Subsidiaries

Notes to the Consolidated Financial Statements

In thousands, except share and per share data

Note 1 - General

A.	Introduction

On Track Innovations Ltd. (the “Company”) was founded in 1990, in Israel. The Company and its subsidiaries (together the “Group”) are principally engaged in the field of design and development of cashless payment solutions. The Company’s ordinary shares are listed for trading on the NASDAQ Capital Market (formerly listed on the NASDAQ Global Market until April 13, 2016).

At December 31, 2016, the Company operates in two operating segments, (a) Retail and Mass Transit Ticketing, and (b) Petroleum. See Note 14. During 2016, the Company sold its parking operating segment, see Note 1B.

As to the Company’s major customers, see Note 15.

Certain definitions

$ - United States Dollars

NIS - New Israeli Shekel

B.	Divestiture of operations

1.	In December 2013, the Company completed the sale of certain assets, subsidiaries and intellectual property (“IP”) relating to its Smart ID division, for a total purchase price of $10,000 in cash and an additional $12,500 subject to performance-based milestones (the “SmartID Division Divesture”). Accordingly, the results and the cash flows of this operation for all reporting periods are presented in the statements of operations and in the statements of cash flows, respectively, as discontinued operations separately from continuing operations. On April 20, 2016, the purchaser of the Smart ID division, SuperCom Ltd., or SuperCom, and the Company entered into a settlement agreement resolving certain litigation between SuperCom and the Company pursuant to which SuperCom paid the Company $2,050 and will agree to pay the Company up to $1,500 in accordance with and subject to a certain earn-out mechanism. For details in connection with contingent considerations recorded and received during the years ended December 31, 2016, 2015 and 2014, see Notes 12 and 2U.

2.	During 2013, the Company reached an initial agreement, which eventually closed in February 2014, to sell its wholly owned German subsidiary, Intercard System Electronics GmbH, for a total purchase price of EURO 700 (approximately $960) and an additional immaterial contingent consideration based on future sales (the “German Subsidiary Divesture”). The results and the cash flows of this operation for the reporting periods are presented in the statements of operations and in the statements of cash flows, respectively, as discontinued operations separately from continuing operations. For further details see Notes 12 and 2U.

The Company has not recorded any profit from contingent consideration pursuant to the German Subsidiary Divestiture as of December 31, 2016.

On Track Innovations Ltd.

and Subsidiaries

Notes to the Consolidated Financial Statements

In thousands, except share and per share data

Note 1 – General (cont’d)

B.	Divestiture of operations (cont’d)

3.	On September 14, 2016, the Company completed the sale of certain assets and IP related to its parking segment (the “Parking Business Divesture”) to Atrinet Ltd. and its affiliated entities for a non-material amount. The Company has determined that the sale of the parking business qualifies as a discontinued operation. Accordingly, the results and the cash flows of these operations for all reporting periods are presented in the statements of operations and in the statements of cash flows, respectively, as discontinued operations separately from continuing operations (see also Note 12). All prior periods’ information has been reclassified to conform with the current period’s presentation. The balance sheet as of December 31, 2015 was not reclassified to present assets and liabilities of the discontinued operation, due to immateriality.

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

Note 2 - Significant Accounting Policies (cont’d)

B.	Principles of consolidation

The consolidated financial statements include the financial statements of the Company, its wholly-owned subsidiaries and its majority owned subsidiaries. Intercompany transactions and balances have been eliminated in consolidation.

C.	Estimates and assumptions

The preparation of the consolidated financial statements requires management of the Company to make a number of estimates and assumptions relating to the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the year. Such estimates include the valuation of useful lives of long-lived assets, revenue recognition, valuation of accounts receivable and allowance for doubtful accounts, valuation of inventories, legal contingencies, the assumptions used in the calculation of stock-based compensation, income taxes and other contingencies. Estimates and assumptions are periodically reviewed by management and the effects of any material revisions are reflected in the period that they are determined to be necessary. Actual results, however, may vary from these estimates.

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

Trade receivables are recorded at the invoiced amount and do not bear interest. Collections of trade receivables are included in net cash provided by operating activities in the consolidated statements of cash flows. The consolidated financial statements include an allowance for loss from receivables for which collection is in doubt. In determining the adequacy of the allowance consideration is given to each trade receivable historical experience, aging of the receivable, adjusted to take into account current market conditions and information available about specific debtors, including their financial condition, current payment patterns, the volume of their operations, and evaluation of the security received from them or their guarantors.

F.	Short-term investments

Short-term investments consist of:

(1)	Bank deposits whose maturities are longer than three months from the date of purchase, but not longer than one year from the balance sheet date.
(2)	Bank deposits whose maturities are less than three months from the date of purchase, but are intended to be held as bank deposits for more than three months.
(3)	Restricted bank deposits whose maturities are not longer than one year from the balance sheet date (for further details, see Note 8C).

On Track Innovations Ltd.

and Subsidiaries

Notes to the Consolidated Financial Statements

In thousands, except share and per share data

Note 2 - Significant Accounting Policies (cont’d)

G.	Inventories

Inventories are stated at the lower of cost or market value. Cost is determined by calculating raw materials, work in process and finished products on a “moving average” basis. Inventory write-offs are provided to cover risks arising from slow moving items or technological obsolescence. Such write-offs, which were not material for the reported years, have been included in cost of revenues.

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

Property, plant and equipment are stated at cost less accumulated depreciation. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets as follows:

Years
Leasehold land (over the terms of the lease, see Note 5A(1))	49
Buildings	25
Computers, software and manufacturing equipment	3-5
Office furniture and equipment	5-16
(mainly - 10)

In circumstances where the Company sells property and leases that same property back, the Company evaluates whether the sale and leaseback are two transactions. If the leaseback is actively used by the Company, the buyer’s payment terms demonstrate the buyer’s investment in the property and there is no continuing involvement of the Company in the sold property, then two transactions are recorded: the property is disposed from the Company’s books and a lease expense is recognized (if an operating lease). If a loss or gain is recognized from the disposal of the property, such gain or loss is usually amortized over the leaseback period. In 2016, the Company entered into a sale and leaseback transaction – see Note 10A(1). Such loss was not amortized due to immateriality.

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

J.	Revenue recognition

The Group generates revenues from product sales manufactured based on the Company’s technology. In addition, the Company generates revenues from the technology it developed through transaction fee arrangements, licensing agreements and patent litigation settlements, as part of its patent activity. Revenues are also generated from non-recurring engineering, customer services and technical support.

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

On Track Innovations Ltd.

and Subsidiaries

Notes to the Consolidated Financial Statements

In thousands, except share and per share data

Note 2 - Significant Accounting Policies (cont’d)

J.	Revenue recognition (cont’d)

License and transaction fees are recognized as earned based on actual usage. Usage is determined by receiving confirmation from the users. Patent litigation revenues are recognized upon final settlement of the litigation (see Note 14). The Company separates the settlement portion from the revenue element under the guidance of ASC Topic 605, Revenue Recognition. Expenses associated directly with revenues from litigation settlement agreement that contains a license agreement are presented within ‘cost of licensing’.

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

K.	Research, development costs and certification costs

Research and development costs, which consist mainly of labor costs, materials and subcontractors, are charged to operations as incurred.

According to ASC Topic 350, “Intangibles - Goodwill and Other,” software that is part of a product or process to be sold to a customer shall be accounted for under ASC Subtopic 985-20. The Company’s products contain embedded software which is an integral part of these products because it allows the various components of the products to communicate with each other and the products are clearly unable to function without this coding. The costs of product certification are capitalized once technological feasibility is determined. The Company determines that technological feasibility for its products is reached after all high-risk development issues have been resolved. Once the products are available for general release to the Company’s customers, the Company ceases capitalizing the product certification costs and all additional costs, if any, are expensed. The capitalized product certification costs are amortized on a product-by-product basis using straight-line amortization, over a period of 3 years. The amortization begins when the products are available for general release to the Company’s customers. The depreciation is presented within ‘Research & Development expenses’ in the consolidated statements of operations.

On Track Innovations Ltd.

and Subsidiaries

Notes to the Consolidated Financial Statements

In thousands, except share and per share data

Note 2 - Significant Accounting Policies (cont’d)

L.	Stock-based compensation

The Company measures and recognizes compensation expense for all stock-based payment awards made to employees and directors based on estimated grant date fair values. The estimated fair value of awards is charged to income on a straight-line basis over the requisite service period, which is generally the vesting period.

ASC Topic 718, Compensation – Stock Compensation, requires estimating the fair value of stock-based payments awards on the date of the grant using an option pricing model. The Company uses the Black-Scholes option pricing model.

The Company elected to recognize compensation cost for awards with only service conditions that have a graded vesting schedule using the straight-line method.

M.	Basic and diluted net loss per share

Basic and diluted net loss per ordinary share is computed based on the weighted average number of ordinary shares outstanding during each year. Shares issuable for little or no cash consideration, are considered outstanding ordinary shares and included in the computation of basic net loss per ordinary share as of the date that all necessary conditions have been satisfied.

Stock options and warrants in the amounts of 1,644,836, 1,880,396 and 2,241,421 outstanding as of the year ended December 31, 2016, 2015 and 2014, respectively, have been excluded from the calculation of the diluted net loss per ordinary share because all such securities have an anti-dilutive effect for all periods presented.

N.	Fair value of financial instruments

The Company’s financial instruments consist mainly of cash and cash equivalents, short-term interest bearing investments, accounts receivable, restricted deposits for employee benefits, accounts payable and short-term and long-term loans.

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

On Track Innovations Ltd.

and Subsidiaries

Notes to the Consolidated Financial Statements

In thousands, except share and per share data

Note 2 - Significant Accounting Policies (cont’d)

N.	Fair value of financial instruments (cont’d)

By distinguishing between inputs that are observable in the market place, and therefore more objective, and those that are unobservable and therefore more subjective, the hierarchy is designed to indicate the relative reliability of the fair value measurements. A financial asset or liability’s classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement.

The Company, in estimating fair value for financial instruments, determined that the carrying amounts of cash and cash equivalents, trade receivables, short-term bank credit and trade payables are equivalent to, or approximate their fair value due to the short-term maturity of these instruments.

The carrying amounts of variable interest rate long-term loans are equivalent or approximate to their fair value as they bear interest at approximate market rates. At December 31, 2016, the fair value of bank loans with fixed interest rates did not differ materially from the carrying amount.

O.	Income tax

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

The Company recognizes the effect of income tax positions only if those positions are more likely than not to be sustained. Recognized income tax positions are measured at the largest amount that is greater than 50 percent likely of being realized.

The Company accounts for interest and penalties related to unrecognized tax benefits as a component of income tax expense.

P.	Non-controlling interest

The Company implements ASC Topic 810, Consolidation, which requires net loss (income) attributable to non-controlling interests to be classified in the consolidated statements of operations as part of consolidated net earnings and to include the accumulated amount of non-controlling interests in the consolidated balance sheets as part of equity. If a change in ownership of a consolidated subsidiary results in loss of control and deconsolidation, any retained ownership interests are remeasured with the gain or loss reported in net earnings. If a change in ownership of a consolidated subsidiary does not result in loss of control, or results in an increase of ownership interests, the Company accounts for such a change as an equity transaction. Therefore, no gain or loss is recognized in consolidated net earnings or comprehensive income. The carrying amount of the non-controlling interest is adjusted to reflect the change in its ownership interest in the subsidiary. Any difference between the fair value of the consideration received or paid and the amount by which the non-controlling interest is adjusted is recognized in equity attributable to the Company.

On Track Innovations Ltd.

and Subsidiaries

Notes to the Consolidated Financial Statements

In thousands, except share and per share data

Note 2 - Significant Accounting Policies (cont’d)

Q.	Severance pay

The Company’s liability for severance pay for some of its Israeli employees is calculated pursuant to Israeli Severance Pay Law, 1963 (the “Israeli Severance Pay Law”) based on the most recent salary of the employee multiplied by the number of years of employment, as of the balance sheet date. Those employees are entitled to one month’s salary for each year of employment or a portion thereof. Certain senior executives were entitled to receive additional severance pay. The Company records the liability as if it were payable at each balance sheet date on an undiscounted basis. The liability is classified based on the expected date of settlement, and therefore is usually classified as a long-term liability, unless the cessation of the employees is expected during the upcoming year.

The Company’s liability for those Israeli employees is partially provided for by monthly deposits for insurance policies and the remainder by an accrual. The value of these policies is recorded as an asset in the Company’s balance sheet.

The deposited funds include profits and losses accumulated up to the balance sheet date. The deposited funds may be withdrawn only upon the fulfillment of the obligation pursuant to the Israeli Severance Pay Law or labor agreements. The value of the deposited funds is based on the cash redemption value of these policies. In addition, the Company has deposited certain amounts with a trustee, to compensate for any severance pay liability that is not covered by other funds. These deposits are restricted and may be withdrawn only for payment of severance pay liabilities. The severance pay funds and the restricted deposits for employee benefits are classified based on the classification of the corresponding liability.

In respect of other Israeli employees, the Company acts pursuant to the general approval of the Israeli Ministry of Labor and Welfare, pursuant to the terms of Section 14 of the Israeli Severance Pay Law, according to which the current deposits with the pension fund and/or with the insurance company exempt the Company from any additional obligation to these employees for whom the said depository payments are made. These deposits are accounted as defined contribution payments.

Severance pay expenses for the years ended December 31, 2016, 2015 and 2014 amounted to $227, $331 and $370, respectively. Defined contribution plan expenses were $182, $273 and $319 in the years ended December 31, 2016, 2015 and 2014, respectively.

R.	Advertising expenses

Advertising expenses are charged to the statements of operations as incurred. Advertising expenses for the years ended December 31, 2016, 2015 and 2014 amounted to $1,142, $1,249 and $1,327, respectively.

On Track Innovations Ltd.

and Subsidiaries

Notes to the Consolidated Financial Statements

In thousands, except share and per share data

Note 2 - Significant Accounting Policies (cont’d)

S.	Concentrations of credit risk

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

Most of the Company’s trade receivables are derived from sales to large and financially secure organizations. In determining the adequacy of the allowance, management bases its opinion, inter alia, on the estimated risks, current market conditions and in reliance on available information with respect to the debtor’s financial position. As for major customers, see Note 15.

The activity in the allowance for doubtful accounts for the years ended December 31, 2016, 2015 and 2014 is as follows:

	2016	2015	2014
Allowance for doubtful accounts at beginning of year	$778	$671	$610
Additions charged to allowance for doubtful accounts	147	138	88
Write-downs charged against the allowance	(205)	(31)	(27)
Allowance for doubtful accounts at end of year	$720	$778	$671

T.	Commitments and contingencies

Liabilities for loss contingencies arising from claims, assessments, litigations, fines and penalties and other sources are recognized when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated. Gain contingencies are recognized only when final settlement is reached.

U.	Business divestures

As described in Note 1B, the Company has sold certain operations. Upon reaching a definitive agreement with an acquirer, the Company recognizes the consideration received from the divesture, less all assets and liabilities sold, as a gain or loss.

Discontinued operations

Upon divesture of a business, the Company classifies such business as a discontinued operation, if the divested business represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results.

On Track Innovations Ltd.

and Subsidiaries

Notes to the Consolidated Financial Statements

In thousands, except share and per share data

Note 2 - Significant Accounting Policies (cont’d)

U.	Business divestures (cont’d)

For disposals other than by sale such as abandonment, the results of operations of a business would not be recorded as a discontinued operation until the period in which the business is actually abandoned.

The SmartID Division Divesture, the German Subsidiary Divesture and the Parking Business Divesture qualify as discontinued operations and therefore have been presented as such.

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

Contingent consideration

The Company’s sale arrangements consist of contingent consideration based on the divested businesses’ future sales or profits. The Company records the contingent consideration portion of the arrangement when the consideration is determined to be realizable.

V.	Patent litigation and maintenance expenses

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

Expenses associated directly with revenues from a litigation settlement agreement that contains a license agreement are presented within ‘cost of licensing’ as mentioned in Note 2J.

On Track Innovations Ltd.

and Subsidiaries

Notes to the Consolidated Financial Statements

In thousands, except share and per share data

Note 2 - Significant Accounting Policies (cont’d)

W.	Recent accounting pronouncements

1.	On May 28, 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2014-09, Revenue from Contracts with Customers (Topic 606), which requires an entity to recognize the amount of revenues to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The new standard is effective for the Company on January 1, 2018. Early application will be permitted starting January 1, 2017. The ASU permits the use of either the retrospective or cumulative effect transition method. The Company has not yet determined whether it will adopt the provisions of ASU 2014-09 on a retrospective basis or through a cumulative adjustment to equity. The Company has examined the effects of applying ASU 2014-09, and in its opinion the effect on its consolidated financial statements will be immaterial.

2.	In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements – Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. The ASU is intended to define management’s responsibility to evaluate whether there is substantial doubt about an organization’s ability to continue as a going concern and to provide related footnote disclosures. The amendments in this ASU are effective for reporting periods beginning after December 15, 2016, with early adoption permitted. The Company currently does not expect the adoption of ASU 2014-15 to have a material impact on its consolidated financial statements.

3.	In July 2015, the FASB issued ASU 2015-11, Inventory (Topic 330), Simplifying the Measurement of Inventory (ASU 2015-11), which changes the measurement principle for inventory from the lower of cost or market to lower of cost and net realizable value. Net realizable value is defined as the “estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation.” ASU 2015-11 eliminates the guidance that entities consider replacement cost or net realizable value less an approximately normal profit margin in the subsequent measurement of inventory when cost is determined on a first-in, first-out or average cost basis. The provisions of ASU 2015-11 are effective for public entities with fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. Early adoption is permitted. The Company currently does not expect that adoption of ASU 2015-11 to have a material impact on its consolidated financial statements.

4.	In November 2015, the FASB issued ASU 2015-17, Income Taxes (Topic 740) Balance Sheet Classification of Deferred Taxes, which will require that the presentation of deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. The amendments in this update are effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Earlier application is permitted for all entities as of the beginning of an interim or annual reporting period. The Company currently believes that adoption of ASU 2015-17 is not expected to have a material impact on its consolidated financial statements.

On Track Innovations Ltd.

and Subsidiaries

Notes to the Consolidated Financial Statements

In thousands, except share and per share data

Note 2 - Significant Accounting Policies (cont’d)

W.	Recent accounting pronouncements (cont’d)

5.	In February 2016, the FASB issued authoritative guidance which requires lessees to recognize on the balance sheet assets and liabilities for leases with lease terms of more than 12 months. Consistent with current GAAP, the recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee primarily will depend on its classification as a finance or operating lease. However, unlike current GAAP—which requires only capital leases to be recognized on the balance sheet—the new guidance will require both types of leases to be recognized on the balance sheet. The guidance will take effect for public companies for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. This guidance shall be applied at the beginning of the earliest period presented using the modified retrospective approach, which includes a number of practical expedients that an entity may elect to apply. Early application of the guidance is permitted. The Company is evaluating the adoption of this guidance and the potential effects on the consolidated financial statements.

6.	On March 30, 2016, the FASB issued ASU 2016-09, Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. This ASU simplifies several aspects of the accounting for employee stock-based payment transactions, including the accounting for income taxes, forfeitures and statutory tax withholding requirements, as well as classification in the statement of cash flows. The ASU, among others, allows an entity to elect as an accounting policy either to continue to estimate the total number of awards for which the requisite service period will not be rendered (as currently required) or to account for forfeitures when they occur. This entity-wide accounting policy election only applies to service conditions. For performance conditions, the entity continues to assess the probability that such conditions will be achieved. An entity must also disclose its policy election for forfeitures. The new standard is effective for annual reporting periods beginning after December 15, 2016, including interim periods within those annual reporting periods, with early adoption permitted. The Company is currently evaluating the effect ASU 2016-09 will have on its consolidated financial statements and related disclosures. The Company has not yet selected an accounting policy for forfeitures under this new ASU.

7.	In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, addressing eight specific cash flow issues in an effort to reduce diversity in practice. The amended guidance is effective for fiscal years beginning after December 31, 2017, and for interim periods within those years. Early adoption is permitted. The Company currently does not expect that adoption of ASU 2016-15 to have a material impact on its consolidated financial statements.

8.	In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (ASC 230): Restricted Cash, which requires that amounts generally described as restricted cash and restricted cash equivalents be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The standard will be effective for annual periods beginning after December 31, 2017 and interim periods within that reporting period. The Company currently does not expect the adoption of this accounting standard to have a material impact on its consolidated statements of cash flows.

9.	In June 2016, the FASB issued ASU 2016-13, Financial Instruments — Credit Losses (Topic 326). The main objective of this Update is to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. To achieve this objective, the amendments in this Update replace the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. The amendments affect entities holding financial assets and net investment in leases that are not accounted for at fair value through net income. The amendments affect loans, debt securities, trade receivables, net investments in leases, off-balance-sheet credit exposures, reinsurance receivables, and any other financial assets not excluded from the scope that have the contractual right to receive cash. ASU 2016-13 is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted for fiscal years beginning after December 15, 2018. The Company currently does not expect the adoption of this accounting standard to have a material impact on its consolidated financial statements.

Note 3 – Short-term investments:

Balances at December 31, 2016 and 2015 consist of bank deposits which bear weighted average annual interest of 0.7% and 0.59%, respectively.

See Note 8C as to restrictions on certain deposits.

On Track Innovations Ltd.

and Subsidiaries

Notes to the Consolidated Financial Statements

In thousands, except share and per share data

Note 4 - Other Receivables and Prepaid Expenses

	December 31
	2016	2015
Government institutions	$322	$463
Prepaid expenses	526	624
Receivables under contractual obligations to be transferred to others *	346	533
Other receivables	444	563

	$1,638	$2,183

*	The Company’s subsidiary in Poland is required to collect certain fees that are to be transferred to local authorities.

Note 5 - Property, Plant and Equipment, Net

A.	Consist of:

	December 31
	2016	2015
Cost
Leasehold land (1)	$-	$272
Buildings on leasehold land (1)	-	4,357
Buildings	907	790
Computers, software and manufacturing equipment	14,769	16,124
Office furniture and equipment	251	793
Motor vehicles	323	318

Total cost	16,250	22,654

Total accumulated depreciation	10,462	13,986

	$5,788	$8,668

(1)	As of December 31, 2015, the leasehold land consisted of two plots owned by the Israel Lands Administration. Rights to leasehold land on the first plot extend over the original period of 49 years ending in the year 2041 with an option to extend for an additional 49 years, and on the second plot for a period of 49 years, which will end in the year 2047 with an option to extend for a further 49 years. The amount includes payments on account of land development and payments of the capitalization of leasing payments. The rent for the initial 49-year term of each of these leases was prepaid in its entirety at the beginning of the lease terms as is customary in Israel for leases of property for industrial purposes from the Israel Lands Administration. During 2016, the Company sold its headquarters building in Rosh Pina, Israel and located on the above mentioned leasehold land. See also Note 10A.1.

On Track Innovations Ltd.

and Subsidiaries

Notes to the Consolidated Financial Statements

In thousands, except share and per share data

Note 5 - Property, Plant and Equipment, Net (cont’d)

B.	As to liens - See Note 8C.

C.	Depreciation expenses amounted to $1,172, $1,224 and $1,263 for the years ended December 31, 2016, 2015 and 2014, respectively.

Note 6 - Other Current Liabilities

	December 31
	2016	2015
Employees and related expenses	$1,011	$1,065
Accrued expenses	1,473	1,101
Customer advances	249	283
Other current liabilities	89	275

	$2,822	$2,724

Note 7 - Bank Loans

A.	Composition of long-term loans:

	December 31
	2016	2015
Long-term loans	$1,827	$3,395
Less - current maturities	612	1,036

	$1,215	$2,359

As of December 31, 2016, the bank loans are denominated in the following currencies: Polish Zloty ($1,176; matures in 2017-2019) and South African Rand ($651; matures in 2017-2023). As of December 31, 2016, these loans bear interest at rates ranging from 3.6%-10.5% per annum.

B.	Repayment dates of long-term loans subsequent to December 31, 2016:

2017	$612
2018	495
2019	311
2020	105
2021	99
Thereafter	205

$1,827

On Track Innovations Ltd.

and Subsidiaries

Notes to the Consolidated Financial Statements

In thousands, except share and per share data

Note 7 - Bank Loans (cont’d)

C.	Composition of short-term loans, bank credit and current maturities of long-term loans:

	December 31		December 31
	2016	2015	2016	2015
	%	%
	Interest rate
In U.S. Dollars	4.36	4.92	$2,102	$1,357
In Polish Zloty	3.60	3.15	953	729
In NIS	4.35	4.35	702	693
			3,757	2,779
Current maturities of long-term loans			612	1,036

			$4,369	$3,815

The weighted average interest rate of the short-term bank credit for the years ended December 31, 2016 and 2015 were 4.05% and 4.35%, respectively.

D.	Liens for short-term and long-term borrowings - see Note 8C.

E.	As of December 31, 2016, the Group has authorized and used credit lines of $4,048 and $3,757, respectively.

F.	On November 4, 2014, the Company signed a financial and restrictive covenant with Bank Leumi L’Israel, or Bank Leumi, in order to secure bank services and obtain bank credit and loans. On September 19, 2016, the Company received a definitive release from Bank Leumi from any financial and restrictive covenants.

Note 8 - Commitments and Contingencies

A.	Commitments and Contingencies:

The Company has entered into several research and development agreements, pursuant to which the Company received grants from the Government of Israel, and are therefore obligated to pay royalties to the Government of Israel at a rate of 3.5% of its sales up to the amounts granted (linked to the U.S. dollar with annual interest at LIBOR as of the date of approval, for programs approved from January 1, 1999 and thereafter). The total amount of grants received until December 31, 2016, net of royalties paid, was approximately $3,500 (including accrued interest). No grants from the Government of Israel were received during the three-year period ended December 31, 2016.

Royalties expenses amounted to $423, $356 and $406 for the years ended December 31, 2016, 2015 and 2014, respectively, and were charged to cost of revenues.

On Track Innovations Ltd.

and Subsidiaries

Notes to the Consolidated Financial Statements

In thousands, except share and per share data

Note 8 - Commitments and Contingencies (cont’d)

B.	Leases

The Group operates from leased facilities in the United States, Israel, Poland and South Africa, leased for periods expiring in years 2017 through 2021.

Minimum future rentals of premises under non-cancelable operating lease agreements at rates in effect as of December 31, 2016 are as follows:

2017	335
2018	275
2019	107
2020	87
2021	66

$870

Rent expenses amounted to $313, $368 and $382 for the years ended December 31, 2016, 2015 and 2014, respectively.

C.	Liens

The Company and certain subsidiaries have recorded floating charges on all of its tangible assets in favor of banks.

The Company’s and certain subsidiaries’ manufacturing facilities and certain equipment have been pledged as security in respect of a loan received from a bank.

The Company’s short-term deposits in the amount of $1,548 have been pledged as security in respect of guarantees granted and in respect of loans and credit lines received from a bank. Such deposits cannot be pledged to others or withdrawn without the consent of the bank.

D.	Guarantees

As of December 31, 2016, the Company granted performance guarantees and guarantees to secure customer advances in the sum of $543. The expiration dates of the guarantees range from February 2017 to June 2019.

E.	Legal claims

1.	In June 2013, prior to the Company’s divestiture of its SmartID division, Merwell Inc. (“Merwell”) filed a claim against the Company before an agreed-upon arbitrator alleging breach of contract in connection with certain commissions claimed to be owed to Merwell with respect to the division’s activities in Tanzania. These activities, along with all other activities of the SmartID division, were later assigned to and assumed by SuperCom in its purchase of the division. SuperCom undertook to indemnify the Company and hold it harmless against any liabilities the Company may incur in connection with Merwell’s consulting agreement and the arbitration. An arbitration decision was issued on February 21, 2016, awarding Merwell approximately $855 for outstanding commissions. The arbitration decision is being appealed and is thus not yet ripe for enforcement. As mentioned above, based on the agreement with SuperCom, SuperCom is liable for the costs and liabilities arising out of this claim. Therefore, the financial statements do not include any provision for this claim.

On Track Innovations Ltd.

and Subsidiaries

Notes to the Consolidated Financial Statements

In thousands, except share and per share data

Note 8 - Commitments and Contingencies (cont’d)

E.	Legal claims (cont’d)

2.

On October 3, 2013, a financial claim was filed against the Company and its then French subsidiary, Parx France (referred to in this paragraph, collectively, as the Defendants), in the Commercial Court of Paris, France. The sum of the claim is Euro 1,500 (approximately $1,578), and is based on the allegation that the plaintiff sustained certain losses in connection with Defendants not granting the plaintiff exclusive marketing rights to distribute and operate the Defendants’ PIAF Parking System in Paris and the Ile of France. The Company filed an initial memorandum of defense rejecting all the plaintiff’s allegations and claims. An additional hearing in this matter is scheduled for April 17, 2017. Based on the advice of counsel, the Company currently believes that it has no material obligations to the plaintiff and that there is no need for a provision for the claim.

3.	On March 1, 2017, a claim was filed in the U.S. District Court, Eastern District of Pennsylvania against the Company and its U.S. subsidiary, OTI America Inc. by USA Technologies Inc., or USAT. The claim asserts, among other things, that products sold by the Company to USAT’s manufacturing subcontractor, Masterwork Electronics, Inc., or Masterwork, fail to conform to promised specifications in that they do not include Apple Value Added Services, or VAS, an add-on feature to Apple Pay which is not yet offered on the Company’s products. USAT seeks payment of $4,913 plus interest and costs, comprised of $729 to cover payment for alternative products, and $4,184 to cover costs of replacing the allegedly non-conforming products already installed. The Company denies the claims asserted by USAT and intends to defend the complaint vigorously. Based on the advice of counsel, the Company currently believes that it has no obligations to USAT. On March 3, 2017, the Company filed a lawsuit against Masterwork in the U.S. District Court for the Northern District of California. The Company seeks payment of $2,518 plus interest and costs as a result of Masterwork’s refusal to perform its obligations in connection with a purchase order supplied by Masterwork to the Company, based on Masterwork’s allegations that its customer, USAT, had apparently claimed that the products do not include the VAS feature requested by USAT, though such feature is currently not offered by the Company and was not specified in the purchase order. The products subject to USAT’s litigation mentioned above include the products subject to the purchase order referred to in the Company’s claim against Masterwork.

Note 9 – Equity

A.	Share capital

On November 28, 2014, the Company closed a firm commitment underwritten public offering of 7,187,500 ordinary shares, including shares issued pursuant to the underwriter’s over-allotment option, at a public offering price of $1.60 per share. The proceeds to the Company, net of issuance costs and underwriter discount, were approximately $10,444.

B.	Shares to non-employees

During 2016, the Company granted 15,000 ordinary shares to one of its consultants. The expenses that are recognized due to this grant are immaterial and is presented within ’stock-based compensation’ in the statement of changes in equity for 2016.

C.	Stock option plans

In February 2001, the Board approved an option plan, under which up to 75,000 share options are to be granted to the Company’s employees, directors and consultants and those of the Company’s subsidiaries and affiliates.

On Track Innovations Ltd.

and Subsidiaries

Notes to the Consolidated Financial Statements

In thousands, except share and per share data

Note 9 - Equity (cont’d)

C.	Stock option plans (cont’d)

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

The fair value of each option granted to employees during 2016, 2015 and 2014, for which the exercise price was greater than par value, was estimated on the date of grant, using the Black-Scholes model and the following assumptions:

1.	Dividend yield of zero percent for all periods.

2.	Risk-free interest rate of, 0.97%-1.42%, 1.21%-1.32%, 0.79%-1.05% for 2016, 2015 and 2014, respectively, based on U.S. Treasury yield curve in effect at the time of grant.

3.	Estimated expected lives of 2.5-4 years for all periods according to simplified method.

4.	Expected average volatility of 71%-75%, 69%-71%, 64%-67% for 2016, 2015 and 2014, respectively, which represent a weighted average standard deviation rate for the price of the Company’s ordinary shares on NASDAQ.

The Company’s options activity during 2016 (including options to non-employees) and information as to options outstanding and options exercisable as of December 31, 2015 and 2016 are summarized in the following table:

	Number of	Weighted
	options	average exercise
	outstanding	price per share
Outstanding – December 31, 2015	1,601,379	$1.71
Options granted	680,000	0.95
Options expired or forfeited	(499,283)	2.08
Options exercised	(177,260)	1.00
Outstanding – December 31, 2016	1,604,836	$1.36

Exercisable as of:
December 31, 2015	799,473	$1.85
December 31, 2016	591,017	$1.83

The weighted average grant date fair value of options granted is $0.95, $1.01 and $1.09 per option during 2016, 2015 and 2014, respectively. The aggregate intrinsic value of outstanding options at December 31, 2016 is $909. The aggregate intrinsic value of exercisable options at December 31, 2016 is $166.

On Track Innovations Ltd.

and Subsidiaries

Notes to the Consolidated Financial Statements

In thousands, except share and per share data

Note 9 - Equity (cont’d)

C.	Stock option plans (cont’d)

The following table summarizes information about options outstanding and exercisable (including options to non-employees) as of December 31, 2016:

	Options outstanding			Options Exercisable
	Number	Weighted		Number	Weighted
	outstanding	average	Weighted	Outstanding	average	Weighted
	as of	remaining	Average	As of	remaining	Average
Range of	December 31,	contractual	Exercise	December 31,	contractual	Exercise
exercise price	2016	life (years)	Price	2016	life (years)	Price
$0.44-0.90	626,668	3.79	$0.76	153,337	3.07	$0.79
1.07-1.20	420,000	4.81	1.07	10,000	0.41	1.20
1.46	50,000	1.55	1.46	50,000	1.55	1.46
1.68-1.76	65,000	2.14	1.69	35,000	1.41	1.70
2.32-2.36	403,168	1.50	2.34	322,680	1.28	2.34
$3.03	40,000	2.73	$3.03	20,000	2.73	$3.03
	1,604,836	3.32		591,017	1.81

The total exercise date intrinsic value of options exercised during the years ended December 31, 2016, 2015 and 2014, was $45, $0 and $1,096, respectively.

As of December 31, 2016, there was $485 of total unrecognized compensation cost related to non-vested stock-based compensation arrangements. That cost is expected to be recognized over a weighted-average period of 1.32 years. The total fair value of shares vested during the year ended December 31, 2016 was $187.

During 2016, 2015 and 2014, the Company recorded stock-based compensation expenses in the amount of $239, $463 and $875, respectively, in accordance with ASC 718.

D.	Warrants

1.	During 2016, 281,369 warrants expired and 36,142 warrants were exercised into ordinary shares, with no consideration received by the Company.
2.	During 2016, the Company issued 40,000 warrants to one of its consultants, with a per share exercise price of $0.95. The warrants expire during 2019.

On Track Innovations Ltd.

and Subsidiaries

Notes to the Consolidated Financial Statements

In thousands, except share and per share data

Note 9 - Equity (cont’d)

E.	Change in the ownership rate

During 2015, the ownership rate (the both direct and indirect ownership rate) of the Company in its subsidiaries, PARX Ltd. and Easy Park Ltd., decreased to 90.7% and to 85.5%, respectively. The Consolidated Statement of Changes in Equity for the year ended December 31, 2015 includes classification between Non-controlling interest and additional paid-in capital of $1,228 due to this decrease in the ownership rate.

During 2016, the Company bought out the minority interest in its subsidiaries that operated the Parking Business, PARX Ltd. and Easy Park Ltd., in consideration of $69. In addition to the payment of $69, the Consolidated Statement of Changes in Equity for the year ended December 31, 2016 includes classification between Non-controlling interest and additional paid-in capital of $1,851 due to this increase in the ownership rate.

Note 10 – Supplemental statement of operations data

A.	Other expenses (income), net

Consists of :

	Year ended December 31	Year ended December 31	Year ended December 31
	2016	2015	2014

(Gain) loss on sale of property and equipment, net (1)	83	(4)	(10)
Cessation of employment agreements (2)	108	578	-
Consulting fees	-	340	-
Sundry	-	-	(3)
Other expenses (income), net	$191	$914	$(13)

1	On May 7, 2016, the Company entered into an agreement pursuant to which the Company agreed to sell its headquarters building in Rosh Pina, Israel, to a third party for consideration of NIS 7,000 (approximately $1,848) and will lease back the portion of the building necessary for its current operations. The leaseback period is two years and the annual rent is $130. The Company has the right to extend the lease by two additional one year periods on the same terms. On September 4, 2016, the sale of the building was completed. As a result of the sale, the Company recorded a loss of $83.

2	During 2015, the Company recorded compensation expenses related to the cessation of employment of the Company’s former Chief Executive Officer and related to the cessation of employment of the Company’s former Chief Executive Officer of the U.S. subsidiary. During 2016, the Company recorded compensation expenses related to the cessation of employment of the Company’s former Chief Financial Officer and former General Counsel and Company Secretary.

On Track Innovations Ltd.

and Subsidiaries

Notes to the Consolidated Financial Statements

In thousands, except share and per share data

Note 11 - Income Taxes

A.	The Company and its Israeli subsidiaries

1.	Measurement of taxable income under the Income Tax (Inflationary Adjustments) Law, 1985

The Company and one of its Israeli subsidiaries are foreign invested companies, and have elected, commencing January 1, 2007, to maintain their books and records in U.S. dollars for income tax purposes, as permitted under the tax regulations.

2.	The Law for the Encouragement of Industry (taxes), 1969

The Company believes that it qualifies as an “Industrial Company” under the Law for the Encouragement of Industry. The principal tax benefits for the Company are the deductibility of costs in connection with public offerings and amortization of certain intangibles.

3.	Corporate tax rate

Presented hereunder are the standard tax rates in Israel in the years 2014-2016:

2016 – 25%

2014-2015 – 26.5%

Current taxes for the reported periods are calculated according to the tax rates presented above.

On January 4, 2016, the statutory tax rate was changed to 25% following a reduction of a corporate tax by the Israeli government. Furthermore, on December 22, 2016, the Israeli government passed a law under which the corporate tax rate will be reduced from 25% to 23% in two steps. The first reduction will be to a rate of 24% as from January 2017 and the second reduction will be to a rate of 23% as from January 2018.

The deferred tax balances as at December 31, 2016 were calculated according to the new tax rates, at the tax rate expected to apply on the date of reversal.

4.	Benefits under the Law for the Encouragement of Capital Investments

According to the Law for the Encouragement of Capital Investments – 1959 (“the Law”), as amended, two tax tracks exist, a preferred enterprise and a special preferred enterprise, which mainly provide a uniform and reduced tax rate for all the company’s income entitled to benefits. The tax rates on preferred income as from the 2014 tax year are as follows: 9% for Development Area A and 16% for the rest of the country. Furthermore, an enterprise that meets the definition of a special preferred enterprise is entitled to benefits for a period of 10 consecutive years and a reduced tax rate of 5% in Development Area A and of 8% in the rest of the country. In addition, companies in Development Area A are entitled to the grants track and are entitled to receive benefits under this track and under the tax benefits track at the same time. Such benefits will apply upon reaching taxable income.

On December 22, 2016, the Israeli parliament passed a law that reduces the tax rate on preferred income for companies located in Development Area A from 9% to 7.5%, commencing on January 1, 2017.

The Law also provides that no tax will apply to a dividend distributed out of preferred income to a shareholder that is an Israeli resident company. A tax rate of 20% shall apply to a dividend distributed out of preferred income to an individual shareholder or foreign resident, subject to double taxation prevention treaties.

The Company currently meets the conditions provided in the Law for inclusion in the scope of the tax benefits track.

B.	Non-Israeli subsidiaries are taxed based on the income tax laws in their country of residence.

On Track Innovations Ltd.

and Subsidiaries

Notes to the Consolidated Financial Statements

In thousands, except share and per share data

Note 11 - Income Taxes (cont’d)

C.	Deferred income taxes:

	December 31	December 31
	2016	2015
Deferred tax assets:
Operating loss carryforwards	$45,450	$51,120
Other	1,000	1,311

Total gross deferred tax assets	46,450	52,431
Less – valuation allowance	(46,450)	(52,431)

Net deferred tax assets	$-	$-

Deferred tax liability -

Other	(373)	(352)

Net deferred tax liability	$(373)	$(352)

The net changes in the total valuation allowance for each of the years ended December 31, 2016, 2015 and 2014, are comprised as follows:

	Year ended December 31
	2016	2015	2014

Balance at beginning of year	$52,431	$50,450	$42,691
Additions during the year from Continuing operations	797	2,047	2,271
Changes due to amendments to tax laws and applicable future tax rates, see Note 11A(3)	(6,408)	-	-
Discontinued operations - see Note 1B	(382)	(67)	5,483
Other changes	12	1	5
Balance at end of year	$46,450	$52,431	$50,450

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets depends on the generation of future taxable income during the periods in which those temporary differences or carry-forwards are deductible. Based on the level of historical taxable losses, management has reduced the deferred tax assets with a valuation allowance to the amount it believes is more likely than to be realized.

D.

As of December 31, 2016, the operating loss carry-forwards and capital loss carry-forwards relating to Israeli companies amounted to $168,090 and $23,433 respectively. Operating losses in Israel may be carried forward indefinitely to offset against future taxable operational income. Under the Income Tax (Inflationary Adjustments) Law, 1985, and based on the Company’s election (see Note 11A(1)), tax loss carry-forwards are denominated in U.S. dollars.

Net operating losses relating to non-Israeli companies aggregate $3,551, which will expire as follows: 2026 - $2,963 and 2027- $533. The remaining balance of $55 can be utilized with no expiration date.

E.	The Company has not recognized a deferred tax liability for the undistributed earnings of its foreign subsidiaries that arose in 2016 and prior years, because the Company considers these earnings to be indefinitely reinvested. These undistributed earnings will be taxed upon distribution, if at all. A deferred tax liability will be recognized when the Company can no longer demonstrate that it plans to indefinitely reinvest these undistributed earnings. As of December 31, 2016, the undistributed earnings of these foreign subsidiaries were $3,738. It is impracticable to determine the additional taxes payable when these earnings are remitted.

On Track Innovations Ltd.

and Subsidiaries

Notes to the Consolidated Financial Statements

In thousands, except share and per share data

Note 11 - Income Taxes (cont’d)

F.	No current or net deferred taxes were recorded in Israel. Non-Israeli income tax (expense) benefit included in the consolidated statements of operations are as follows:

	Year ended December 31
	2016	2015	2014

Current	$(24)	$-	$(2)
Deferred	(58)	(122)	(108)

Income tax expense	$(82)	$(122)	$(110)

Income tax expense for the years ended December 31, 2016, 2015 and 2014, differed from the amounts computed by applying the Israeli statutory tax rates of 25%, 26.5% and 26.5% to loss from continuing operations before taxes on income, as a result of the following:

	Year ended December 31
	2016	2015	2014
Computed “expected” income tax benefit	$572	$1,953	$2,595
Decrease in income tax benefit resulting from:
Change in valuation allowance, net	(797)	(2,047)	(2,271)
Nondeductible stock-based compensation related to options issued to employees	(60)	(123)	(232)
Other nondeductible expenses	(16)	(96)	(113)
Tax from previous years	143	-	-
Other	76	191	(89)
Reported income tax expense	$(82)	$(122)	$(110)

G.	Income (loss) from continuing operations before taxes on income consists of the following:

	Year ended December 31
	2016	2015	2014
Israel	$(2,924)	$(7,683)	$(10,138)
Non-Israel	637	313	346

	$(2,287)	$(7,370)	$(9,792)

H.	Unrecognized tax benefits

As of December 31, 2016, 2015 and 2014, the Company did not have any unrecognized tax benefits. In addition, the Company does not expect that the amount of unrecognized tax benefits will change significantly within the next twelve months.

For the years ended December 31, 2016, 2015 and 2014, no interest and penalties related to unrecognized tax benefits have been accrued.

The Company and its major subsidiaries file income tax returns in Israel, Poland and South Africa. With few exceptions, the income tax returns of the Company and its major subsidiaries are open to examination by the Israeli and the respective foreign tax authorities for the tax years beginning in 2011.

On Track Innovations Ltd.

and Subsidiaries

Notes to the Consolidated Financial Statements

In thousands, except share and per share data

Note 12 – Discontinued operations

As described in Note 1B, the Company divested its interest in the SmartID division, its interest in the German subsidiary and its Parking Business, and presented these activities as discontinued operations. During the years ended December 31, 2016, 2015 and 2014, the Company recorded and received profit from contingent consideration in the amount of $209, $848 and $1,013, respectively, according to an earn out mechanism derived from the Smart ID Division Divesture. This profit is presented as ‘other income, net’ within income from discontinued operations for the years ended December 31, 2016, 2015 and 2014. The profit for the year ended December 31, 2016 includes a one-time payment for the SmartID Division Divesture of $2,050 and loss in amount of $111 which derives from the Parking Business divesture, including transaction costs.

Set forth below are the results of the discontinued operations:

	Year ended December 31
	2016	2015	2014

Revenues	$768	$1,389	$3,527
Expenses	(1,319)	(1,984)	(4,513)
Other income, net	2,060	848	1,006
Net income from discontinued operations	$1,509	$253	$20

Note 13 - Related Party Balances and Transactions

Transactions

During the years ended December 31, 2016, 2015 and 2014, the Company had no related party transactions.

Balances

As of December 31, 2016 and 2015, the Company has no related party balances.

On Track Innovations Ltd.

and Subsidiaries

Notes to the Consolidated Financial Statements

In thousands, except share and per share data

Note 14 - Operating segments

In view of how the Company’s chief operating decision maker (“CODM”) reviews operating results for the purposes of allocating resources and assessing performance, the Company currently reports two segments which are the Group’s strategic business units: (a) Retail and Mass Transit Ticketing, and (b) Petroleum.

The following summary describes the operations in each of the Group’s operating segments:

●	Retail and Mass Transit Ticketing - includes selling and marketing variety of products for cashless payment solutions for the retail market and mass transit ticketing.

●	Petroleum - includes manufacturing and selling of fuel payment and management solutions. The Company’s solution is a wireless, cashless, cardless and paperless refueling tracking and payment solution, providing customers with maximum flexibility and security.

In addition to its two reportable segments, certain products for the medical industry and other secure smart card solutions are classified under "Other". In light of the aforementioned divestiture, the previously reported parking segment has been eliminated with the corresponding expenses and revenues reported as Discontinued Operations.

The Company had previously reported on a third operating segment, the Parking segment, which was divested during 2016. See Note 1B. The Company presented hereunder its segment results for the years ended December 31, 2015 and 2014 to conform to the current year segment reporting.

The strategic business unit’s allocation of resources and evaluation of performance are managed separately. The CODM does not examine assets or liabilities for those segments and therefore they are not presented.

Information regarding the results of each reportable segment is included below based on the internal management reports that are reviewed by the CODM.

	Year ended December 31, 2016
	Retail and Mass Transit Ticketing		Petroleum	Other	Consolidated

Revenues	14,124	(**)	4,122	2,318	20,564
Reportable segment gross profit *	7,463		2,365	1,112	10,940
Reconciliation of reportable segment gross profit to profit for the period
Depreciation					(733)
Stock-based compensation					(4)
Gross profit for the period					$10,203

On Track Innovations Ltd.

and Subsidiaries

Notes to the Consolidated Financial Statements

In thousands, except share and per share data

Note 14 - Operating segments (cont’d)

	Year ended December 31, 2015
	Retail and Mass Transit Ticketing		Petroleum	Other	Consolidated

Revenues	11,510	(**)	4,386	2,576	18,472
Reportable segment gross profit *	6,482		2,353	1,190	10,025
Reconciliation of reportable segment gross profit to profit for the period
Depreciation					(733)
Stock-based compensation					(34)
Gross profit for the period					$9,258

	Year ended December 31, 2014
	Retail and Mass Transit Ticketing	Petroleum	Other	Consolidated

Revenues	15,042	3,838	1,790	20,670
Reportable segment gross profit *	7,143	2,213	939	10,295
Reconciliation of reportable segment gross profit to profit for the period
Depreciation				(729)
Stock-based compensation				(35)
Gross profit for the period				$9,531

*	Gross profit as reviewed by the CODM represents gross profit, adjusted to exclude depreciation and stock-based compensation.

**	The revenues from retail and mass transit ticketing segment for the years ended December 31, 2016 and 2015 include revenues derived from a litigation settlement with a perpetual license agreement. Those revenues are presented within revenues from ‘licensing and transaction fees’ in the statements of operations.

On Track Innovations Ltd.

and Subsidiaries

Notes to the Consolidated Financial Statements

In thousands, except share and per share data

Note 15 - Geographic Information and Major Customers

The data is presented in accordance with ASC Topic 280, “Disclosures About Segments of an Enterprise and Related Information.”

	Year ended December 31
	2016	2015	2014
Revenues by geographical areas from external customers
Americas	$9,984	$7,886	$8,722
Asia	286	500	1,077
Africa	4,122	3,970	3,865
Europe	5,890	5,585	6,229
Total export	20,282	17,941	19,893
Domestic (Israel)	282	531	777
	$20,564	$18,472	$20,670

	December 31	December 31
	2016	2015
Long lived assets by geographical areas
Domestic (Israel)	$610	$2,595
Poland	4,486	5,379
South Africa	900	796
America	70	78
	$6,066	$8,848

Major Customers

	Year ended December 31
	2016	2015	2014
	%	%	%
Major Customers by percentage from total revenues
Customer A (*)	17%	16%	25%
Customer B (*)	15%	16%	16%

(*)	The revenues derived from the both customers are presented within the revenues from the Retail and Mass Transit Ticketing.

