Form 10-Q
period 2017-03-31
ON TRACK INNOVATIONS LTD
filed 2017-05-15
CIK 1021604

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

Yes ☒    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (do not check if a smaller reporting company)	Smaller reporting company ☒

Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐    No ☒

State the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: 41,096,044 Ordinary Shares outstanding as of May 9, 2017.

ON TRACK INNOVATIONS LTD.

PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements.

ON TRACK INNOVATIONS LTD. AND ITS SUBSIDIARIES

INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As of March 31, 2017

(Unaudited)

1

On Track Innovations Ltd.

and its Subsidiaries

Interim Unaudited Condensed Consolidated Financial Statements as of March 31, 2017

Contents

Page

Interim Unaudited Condensed Consolidated Balance Sheets	F-2 - F-3

Interim Unaudited Condensed Consolidated Statements of Operations	F-4

Interim Unaudited Condensed Consolidated Statements of Comprehensive Loss	F-5

Interim Unaudited Condensed Consolidated Statements of Changes in Equity	F-6

Interim Unaudited Condensed Consolidated Statements of Cash Flows	F-7 - F-8

Notes to the Interim Unaudited Condensed Consolidated Financial Statements	F-9 - F-16

On Track Innovations Ltd.

and its Subsidiaries

Interim Unaudited Condensed Consolidated Balance Sheets

US dollars in thousands except share data

	March 31, 2017	December 31, 2016

Assets

Current assets
Cash and cash equivalents	$6,909	$5,952
Short-term investments	3,934	5,585
Trade receivables (net of allowance for doubtful accounts of $720 as of March 31, 2017 and December 31, 2016)	5,232	5,620
Other receivables and prepaid expenses	1,832	1,638
Inventories	3,439	3,069

Total current assets	21,346	21,864

Long-term restricted deposit for employees benefit	479	453

Severance pay deposits	341	322

Property, plant and equipment, net	5,875	5,788

Intangible assets, net	326	278

Total Assets	$28,367	$28,705

The accompanying notes are an integral part of these interim unaudited condensed consolidated financial statements.

On Track Innovations Ltd.

and its Subsidiaries

Interim Unaudited Condensed Consolidated Balance Sheets

US dollars in thousands except share data

	March 31,	December 31,
	2017	2016

Liabilities and Equity

Current Liabilities
Short-term bank credit and current maturities of long-term bank loans	$4,482	$4,369
Trade payables	6,540	6,957
Other current liabilities	3,397	2,822

Total current liabilities	14,419	14,148

Long-Term Liabilities
Long-term loans, net of current maturities	1,134	1,215
Accrued severance pay	858	811
Deferred tax liability	416	373
Total long-term liabilities	2,408	2,399

Total Liabilities	16,827	16,547

Commitments and Contingencies, see note 5

Equity

Ordinary shares of NIS 0.1 par value: Authorized – 50,000,000 shares as of March 31, 2017 and December 31, 2016; issued: 42,259,743 and 42,243,075 shares as of March 31, 2017 and December 31, 2016, respectively; outstanding: 41,081,044 and 41,064,376 shares as of March 31, 2017 and December 31, 2016, respectively	1,061	1,061
Additional paid-in capital	224,507	224,415
Treasury shares at cost - 1,178,699 shares as of March 31, 2017 and December 31, 2016	(2,000)	(2,000)
Accumulated other comprehensive loss	(1,081)	(1,236)
Accumulated deficit	(210,947)	(210,082)
Total Equity	11,540	12,158

Total Liabilities and Equity	$28,367	$28,705

The accompanying notes are an integral part of these interim unaudited condensed consolidated financial statements.

On Track Innovations Ltd.

and its Subsidiaries

Interim Unaudited Condensed Consolidated Statements of Operations

US dollars in thousands except share and per share data

	Three months ended March 31,
	2017		2016*

Revenues
Sales		$2,780		$3,362
Licensing and transaction fees		1,240		1,210

Total revenues		4,020		4,572

Cost of revenues
Cost of sales		1,800		2,249
Total cost of revenues		1,800		2,249

Gross profit		2,220		2,323
Operating expenses
Research and development		702		721
Selling and marketing		1,342		1,353
General and administrative		856		924

Total operating expenses		2,900		2,998

Operating loss from continuing operations		(680)		(675)
Financial expenses, net		(71)		(93)

Loss from continuing operations before taxes on income		(751)		(768)

Income tax		(31)		(16)

Net loss from continuing operations		(782)		(784)
Net loss from discontinued operations		(83)		(144)

Net loss		(865)		(928)

Net loss attributable to non-controlling interest		-		63
Net loss attributable to shareholders		$(865)		$(865)
Basic and diluted net loss attributable to shareholders per ordinary share
From continuing operations		$(0.02)		$(0.02)
From discontinued operations	$	**	$	**
		$(0.02)		$(0.02)
Weighted average number of ordinary shares used in computing basic and diluted net loss per ordinary share		41,079,580		40,874,474

*	Reclassified to conform with the current period presentation, see Note 1C(2).
**	Less than $0.01 per ordinary share.

The accompanying notes are an integral part of these interim unaudited condensed consolidated financial statements.

On Track Innovations Ltd.

and its Subsidiaries

Interim Unaudited Condensed Consolidated Statements of Comprehensive Loss

US dollars in thousands

	Three months ended March 31,
	2017	2016

Total comprehensive loss:
Net loss	$(865)	$(928)
Foreign currency translation adjustments	155	168

Total comprehensive loss	$(710)	$(760)
Comprehensive loss attributable to the non-controlling interest	-	63

Total comprehensive loss attributable to shareholders	$(710)	$(697)

The accompanying notes are an integral part of these interim unaudited condensed consolidated financial statements.

On Track Innovations Ltd.

and its Subsidiaries

Interim Unaudited Condensed Consolidated Statements of Changes in Equity

US dollars in thousands

	Number of Shares issued		Share capital		Additional paid-in capital	Treasury Shares (at cost)	Accumulated other comprehensive Income (loss)	Accumulated deficit	Noncontrolling interest	Total equity

Balance as of December 31, 2015	42,014,673		$1,055		$225,925	$(2,000)	$(1,084)	$(209,254)	$(1,819)	$12,823

Changes during the three month period ended March 31, 2016:

Stock-based compensation related to options and shares issued to employees	-		-		27	-	-	-	-	27
Foreign currency translation adjustments	-		-		-	-	168	-	-	168
Exercise of options	15,000		(*	)	-	-	-	-	-	(* )
Net loss	-		-		-	-	-	(865)	(63)	(928)

Balance as of March 31, 2016	42,029,673		$1,055		$225,952	$(2,000)	$(916)	$(210,119)	$(1,882)	$12,090

Balance as of December 31, 2016	42,243,075		$1,061		$224,415	$(2,000)	$(1,236)	$(210,082)	$-	$12,158

Changes during the three month period ended March 31, 2017:

Stock-based compensation	15,000	(**)	(*	)	90	-	-	-	-	90
Foreign currency translation adjustments	-		-		-	-	155	-	-	155
Exercise of options	1,668		(*	)	2	-	-	-	-	2
Net loss	-		-		-	-	-	(865)	-	(865)

Balance as of March 31, 2017	42,259,743		$1,061		$224,507	$(2,000)	$(1,081)	$(210,947)	$-	$11,540

(*)	Less than $1.
(**)	See Note 8C.

The accompanying notes are an integral part of these interim unaudited condensed consolidated financial statements.

On Track Innovations Ltd.

and its Subsidiaries

Interim Unaudited Condensed Consolidated Statements of Cash Flows

US dollars in thousands

	Three months ended March 31,
	2017	2016*

Cash flows from continuing operating activities
Net loss from continuing operations	$(782)	$(784)
Adjustments required to reconcile net loss to net cash used in continuing operating activities:
Stock-based compensation related to options issued to employees and others	90	27
Accrued interest and linkage differences, net	(26)	(7)
Depreciation	281	308
Deferred tax, net	9	16

Changes in operating assets and liabilities:
Accrued severance pay, net	28	(146)
Decrease (increase) in trade receivables, net	423	(1,341)
(Increase) decrease in other receivables and prepaid expenses	(234)	2
(Increase) decrease in inventories	(343)	346
(Decrease) increase in trade payables	(693)	575
Increase (decrease) in other current liabilities	569	(180)
Net cash used in continuing operating activities	(678)	(1,184)

Cash flows from continuing investing activities
Purchase of property and equipment	(35)	(83)
Change in short-term investments, net	1,651	901
Proceeds from restricted deposit for employee benefits	44	-
Investment in capitalized product costs	(88)	(54)

Net cash provided by continuing investing activities	1,572	764

Cash flows from continuing financing activities
Increase in short-term bank credit, net	112	286
Proceeds from long-term bank loans	-	27
Repayment of long-term bank loans	(222)	(263)
Proceeds from exercise of options and warrants	2	**

Net cash (used in) provided by continuing financing activities	(108)	50

Cash flows from discontinued operations
Net cash used in discontinued operating activities	(68)	(109)
Net cash used in discontinued investing activities	-	(61)

Total net cash used in discontinued operations	(68)	(170)

Effect of exchange rate changes on cash and cash equivalents	239	143

Increase (decrease) in cash and cash equivalents	957	(397)
Cash and cash equivalents at the beginning of the period	5,952	5,450

Cash and cash equivalents at the end of the period	$6,909	$5,053

*	Reclassified to conform with the current period presentation, see Note 1C(2).
**	Less than $1.

The accompanying notes are an integral part of these interim unaudited condensed consolidated financial statements.

On Track Innovations Ltd.

and its Subsidiaries

Interim Unaudited Condensed Consolidated Statements of Cash Flows (cont’d)

US dollars in thousands

	Three months ended March 31,
	2017	2016
Supplementary cash flows activities:
Cash paid during the period for:

Interest paid	$28	$53

Income taxes paid	$17	$-

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

The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements and therefore should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

In the opinion of management, all adjustments considered necessary for a fair presentation, consisting of normal recurring adjustments, have been included. Operating results for the three month period ended March 31, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017.

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

C.	Divestiture of operations

1.	In December 2013, the Company completed the sale of certain assets, subsidiaries and intellectual property (“IP”) relating to its Smart ID division. Accordingly, the results and the cash flows of this operation for all reporting periods are presented in the statements of operations and in the statements of cash flows, respectively, as discontinued operations separately from continuing operations.

2.	On September 14, 2016, the Company completed the sale of certain assets and IP related to its former parking segment. The Company has determined that the sale qualifies as a discontinued operation. Accordingly, the results and the cash flows of these operations for all reporting periods are presented in the statements of operations and in the statements of cash flows, respectively, as discontinued operations separately from continuing operations. All prior periods’ information has been reclassified to conform with current period’s presentation.

On Track Innovations Ltd.

and Subsidiaries

Notes to the Interim Unaudited Condensed Consolidated Financial Statements

US dollars in thousands

Note 2 - Significant Accounting Policies

These interim unaudited condensed consolidated financial statements have been prepared according to the same accounting policies as those discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

Recent accounting pronouncements

In connection with recent accounting pronouncements and the Company’s assessment of the impacts they will have on the ongoing financial reporting, see Note 2W in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

Note 3 - Other Receivables and Prepaid Expenses

	March 31,	December 31,
	2017	2016
Government institutions	$367	$322
Prepaid expenses	571	526
Receivables under contractual obligations to be transferred to others *	335	346
Other receivables	559	444

	$1,832	$1,638

*	The Company’s subsidiary in Poland is required to collect certain fees that are to be transferred to local authorities.

Note 4 - Other Current Liabilities

	March 31,	December 31,
	2017	2016
Employees and related expenses	$981	$1,011
Accrued expenses	1,387	1,473
Customer advances	912	249
Other current liabilities	117	89

	$3,397	$2,822

On Track Innovations Ltd.

and Subsidiaries

Notes to the Interim Unaudited Condensed Consolidated Financial Statements

US dollars in thousands

Note 5 - Commitments and Contingencies

A.	Legal claims

1.	In June 2013, prior to the Company's divestiture of its SmartID division, Merwell Inc. (“Merwell”) filed a claim against the Company before an agreed-upon arbitrator alleging breach of contract in connection with certain commissions claimed to be owed to Merwell with respect to the division’s activities in Tanzania. These activities, along with all other activities of the SmartID division, were later assigned to and assumed by SuperCom Ltd. (“SuperCom”) in its purchase of the division. SuperCom undertook to indemnify the Company and hold it harmless against any liabilities the Company may incur in connection with Merwell’s consulting agreement and the arbitration. An arbitration decision was issued on February 21, 2016, awarding Merwell approximately $855 for outstanding commissions. The arbitration decision is being appealed and is thus not yet ripe for enforcement. As mentioned above, based on the agreement with SuperCom, SuperCom is liable for the costs and liabilities arising out of this claim. Therefore, the financial statements do not include any provision for this claim.

2.	On October 3, 2013, a financial claim was filed against the Company and its then French subsidiary, Parx France (referred to in this paragraph, collectively, as the “Defendants”), in the Commercial Court of Paris, France. The sum of the claim is Euro 1,500 (approximately $1,603), and is based on the allegation that the plaintiff sustained certain losses in connection with Defendants not granting the plaintiff exclusive marketing rights to distribute and operate the Defendants’ PIAF Parking System in Paris and the Ile of France. The Company filed an initial memorandum of defense rejecting all the plaintiff’s allegations and claims. On April 26, 2017, the Commercial Court issued an order requiring the plaintiff in this proceeding to produce certain documents within 15 days and scheduling a further hearing in this matter for May 23, 2017. Based on the advice of counsel, the Company currently believes that it has no material obligations to the plaintiff and that there is no need for a provision for the claim.

3.	On March 1, 2017, a claim was filed in the U.S. District Court, Eastern District of Pennsylvania against the Company and its U.S. subsidiary, OTI America Inc. by USA Technologies Inc. (“USAT”). The claim asserts, among other things, that products sold by the Company to USAT’s manufacturing subcontractor, Masterwork Electronics, Inc. (“Masterwork”), fail to conform to promised specifications in that they do not include Apple Value Added Services (“VAS”), an add-on feature to Apple Pay which was then not yet offered by the Company. USAT seeks payment of $4,913 plus interest and costs, comprised of $729 to cover payment for alternative products, and $4,184 to cover costs of replacing the allegedly non-conforming products already installed. The Company denies the claims asserted by USAT and intends to defend the complaint vigorously. Upon the request of all parties to this litigation, the Court extended the deadline for OTI America’s and our answer to USAT’s complaint to April 24, 2017 and May 8, 2017, respectively. OTI America submitted its answer to USAT’s complaint on April 24, 2017. The Company submitted its answer to USAT’s complaint on May 8, 2017. Based on the advice of counsel, the Company currently believes that it has no obligations to USAT. On March 3, 2017, the Company filed a lawsuit against Masterwork in the U.S. District Court for the Northern District of California. The Company seeks payment of $2,518 plus interest and costs as a result of Masterwork’s refusal to perform its obligations in connection with a purchase order supplied by Masterwork to the Company, based on Masterwork’s allegations that its customer, USAT, had apparently claimed that the products do not include the VAS feature requested by USAT, though such feature was not offered then by the Company and was not specified in the purchase order. The products subject to USAT’s litigation mentioned above include the products subject to the purchase order referred to in the Company’s claim against Masterwork. Upon the request of all parties to this litigation, the Court extended the deadline for Masterwork’s answer to the Company’s complaint on April 20, 2017. Masterwork submitted its answer to the Company’s complaint on April 20, 2017. A case management conference has been scheduled by the Court for June 6, 2017.

On Track Innovations Ltd.

and Subsidiaries

Notes to the Interim Unaudited Condensed Consolidated Financial Statements

US dollars in thousands

Note 5 - Commitments and Contingencies (cont’d)

B.	Guarantees

As of March 31, 2017, the Company has granted performance guarantees and guarantees to secure customer advances in the sum of $323. The expiration dates of the guarantees range from October 2017 to June 2019.

Note 6 - Discontinued operations

As described in Note 1C, the Company divested its interest in the SmartID division and its parking segment, and presented these activities as discontinued operations.

Set forth below are the results of the discontinued operations:

	Three months ended March 31
	2017	2016
Revenues	$-	$305
Expenses	(83)	(449)

Net loss from discontinued operations	$(83)	$(144)

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

US dollars in thousands

Note 7 - Fair Value of Financial Instruments (cont'd)

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

The carrying amounts of variable interest rate long-term loans are equivalent or approximate to their fair value as they bear interest at approximate market rates. As of March 31, 2017, the fair value of bank loans with fixed interest rates did not differ materially from the carrying amount.

As of March 31, 2017, the Company held $3,934 of short-term bank deposits (as of December 31, 2016, $5,585). As of March 31, 2017 and December 31, 2016, short-term deposits in the amount of $1,548 have been pledged as security in respect of guarantees granted in respect of performance guarantees, loans and credit lines received from a bank and cannot be pledged to others or withdrawn without the consent of the bank.

On Track Innovations Ltd.

and Subsidiaries

Notes to the Interim Unaudited Condensed Consolidated Financial Statements

US dollars in thousands

Note 8 - Equity

A.	Stock option plans

During the three months ended March 31, 2017 and March 31, 2016, 100,000 and 270,000 options were granted, respectively. The vesting period for the options ranges from three years to four years. The exercise prices for those options are $1.58. Those options expire up to five years after the date of the grant. Any options which are forfeited or cancelled before expiration become available for future grants under the Company’s option plan. The fair value of each option granted to employees and non-employees during the three months ended March 31, 2017 and March 31, 2016, for which the exercise price was greater than par value, was estimated on the date of grant, using the Black-Scholes model and the following assumptions:

1.	Dividend yield of zero percent for all periods.

2.	Risk-free interest rate of 1.35% and 1.18% for grants during the three months ended March 31, 2017 and March 31, 2016, respectively, based on U.S. Treasury yield curve in effect at the time of grant.

3.	Estimated expected lives of 3.50 and 3.56 years for grants during the three months ended March 31, 2017 and March 31, 2016, respectively, using the simplified method.

4.	Expected average volatility of 74% and 72% for grants during the three months ended March 31, 2017 and March 31, 2016, respectively, which represent a weighted average standard deviation rate for the price of the Company's Ordinary Shares on the NASDAQ Capital Market.

The Company’s options activity (including options to non-employees) and options outstanding and options exercisable as of December 31, 2016 and March 31, 2017, are summarized in the following table:

		Weighted
	Number of options	average exercise price
	outstanding	per share
Outstanding -December 31, 2016	1,604,836	$1.36

Options granted	100,000	1.58
Options expired or forfeited	(180,667)	2.26
Options exercised	(1,668)	0.74
Outstanding -March 31, 2017	1,522,501	1.27

Exercisable as of:
December 31, 2016	591,017	$1.83
March 31, 2017	513,014	$1.52

The weighted average fair value of options granted during the three months ended March 31, 2017 and during the three months ended March 31, 2016 is $0.93 and $0.41, respectively, per option. The aggregate intrinsic value of outstanding options as of March 31, 2017 and December 31, 2016 is approximately $813 and $909, respectively. The aggregate intrinsic value of exercisable options as of March 31, 2017 and December 31, 2016 is approximately $213 and $166, respectively.

On Track Innovations Ltd.

and Subsidiaries

Notes to the Interim Unaudited Condensed Consolidated Financial Statements

US dollars in thousands

Note 8 - Equity (cont’d)

A.	Stock option plans (cont’d)

The following table summarizes information about options outstanding and exercisable (including options to non-employees) as of March 31, 2017:

	Options outstanding			Options Exercisable
	Number	Weighted		Number	Weighted
	outstanding	average	Weighted	Outstanding	average	Weighted
Range of	as of	remaining	Average	As of	remaining	Average
exercise	March 31,	contractual	Exercise	March 31,	contractual	Exercise
price ($)	2017	life (years)	Price ($)	2017	life (years)	Price ($)
0.44-0.90	625,000	3.55	0.76	228,335	3.21	0.78
1.07-1.20	420,000	4.56	1.07	10,000	0.16	1.20
1.46	50,000	1.30	1.46	50,000	1.30	1.46
1.58-1.68	145,000	3.66	1.61	40,000	0.79	1.68
2.32-2.36	242,501	2.05	2.35	164,679	2.01	2.35
$3.03	40,000	2.48	$3.03	20,000	2.48	$3.03
	1,522,501	3.50		513,014	2.36

As of March 31, 2017, there was approximately $496 of total unrecognized compensation cost related to non-vested stock-based compensation arrangements. That cost is expected to be recognized over a weighted-average period of approximately 1.3 years.

During the three months ended March 31, 2017 and March 31, 2016, the Company recorded stock-based compensation expenses in the amount of $90 and $27, respectively, in accordance with ASC 718 “Compensation-Stock Compensation.”

B.	Warrants

As of March 31, 2017, there are remaining 40,000 outstanding warrants with a per share exercise price of $0.95. The warrants expire during 2019.

C.	Shares to non-employees

During the three months ended March 31, 2017, the Company granted 15,000 ordinary shares to one of its consultants. The expenses that are recognized due to this grant are immaterial and are presented within ‘stock-based compensation’ in the statement of changes in equity for the three months ended March 31, 2017.

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

Information regarding the results of each reportable segment is included below based on the internal management reports that are reviewed by the CODM.

	Three months ended March 31, 2017
	Retail and Mass Transit Ticketing	Petroleum	Other	Consolidated

Revenues	$2,741	$818	$461	$4,020

Reportable segment gross profit *	1,641	507	258	2,406

Reconciliation of reportable segment gross profit to gross profit for the period

Depreciation				(184)
Stock-based compensation				(2)

Gross profit for the period				$2,220

	Three months ended March 31, 2016
	Retail and Mass Transit Ticketing	Petroleum	Other	Consolidated

Revenues	$2,899	$1,109	$564	$4,572

Reportable segment gross profit *	1,515	701	292	2,508

Reconciliation of reportable segment gross profit to gross profit for the period

Depreciation				(189)
Stock-based compensation				4

Gross profit for the period				$2,323

*	Gross profit as reviewed by the CODM, represents gross profit, adjusted to exclude depreciation and stock-based compensation.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward - Looking Statements

The statements contained in this Quarterly Report on Form 10-Q, or Quarterly Report, that are not historical facts are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 and other federal securities laws. Such forward-looking statements may be identified by, among other things, the use of forward-looking terminology such as “believes,” “intends,” “plans”, “expects,” “may,” “will,” “should,” or “anticipates” or the negative thereof or other variations thereon or comparable terminology, and similar expressions are intended to identify forward-looking statements. We remind readers that forward-looking statements are merely predictions and therefore are inherently subject to uncertainties and other factors and involve known and unknown risks that could cause the actual results, performance, levels of activity, or our achievements, or industry results, to be materially different from any actual future results, performance, levels of activity, or our achievements, or industry results, expressed or implied by such forward-looking statements. Such forward-looking statements may appear in this Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” as well as elsewhere in this Quarterly Report and include, among other statements, statements regarding the following:

●	our expectations regarding the growth of the near-field communication, or NFC, market;

●	the expected development and potential benefits from our existing or future products or our intellectual property, or IP;

●	increased generation of revenues from licensing, transaction fees and/or other arrangements;

●	future sources of revenue, ongoing relationships with current and future business partners, distributors, suppliers, customers, end-user customers and resellers;

●	our intention to generate additional recurring revenues, licensing and transaction fees;

●	future costs and expenses and adequacy of capital resources;

●	our intention to continue to expand our market presence via strategic partnerships around the globe;

●	our expectations that revenues from our business will grow in the next years, and the expected reasons for that growth;

●	our expectations regarding our short-term and long-term capital requirements;

●	our intention to continue to invest in research and development;

●	our outlook for the coming months; and

●	information with respect to any other plans and strategies for our business.

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

Our business and operations are subject to substantial risks, which increase the uncertainty inherent in the forward-looking statements contained in this Quarterly Report. Except as required by law, we undertake no obligation to release publicly the result of any revision to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Further information on potential factors that could affect our business is described among others under the heading “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2016 filed with the SEC. Readers are also urged to carefully review and consider the various disclosures we have made in that report.

As used in this Quarterly Report, the terms "we", "us", "our", “the Company”, and "OTI" mean On Track Innovations Ltd. and our subsidiaries, unless otherwise indicated or as otherwise required by the context.

All figures in this Quarterly Report are stated in United States dollars, unless otherwise specified in.

Overview

We are a pioneer and leading developer of cutting-edge secure cashless payment solutions, providing global enterprises with innovative technology for over two decades. We currently operate in two main segments: (1) Retail and Mass Transit Ticketing; and (2) Petroleum (following the divesture of our parking business as specified below). In addition to our two reportable segments, certain products for the medical industry and other secure smart card solutions are classified under “Other” in segment analyses appearing in this Quarterly Report.

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

RESULTS OF OPERATIONS -THREE MONTHS ENDED MARCH 31, 2017 COMPARED TO THREE MONTHS ENDED MARCH 31, 2016

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

Sources of Revenue

We have historically derived a substantial majority of our revenues from the sale of our products, including both complete systems and original equipment manufacturer components. In addition, we generate revenues from licensing and transaction fees, and also, less significantly, from engineering services, customer services and technical support. During the three months ended March 31, 2017 and March 31, 2016, the revenues that we derived from sales and licensing and transaction fees were as follows (in thousands):

	Three months ended March 31,
	2017	2016
Sales	$2,780	$3,362
Licensing and transaction fees	$1,240	$1,210
Total revenues	$4,020	$4,572

Sales. Sales decreased by $582,000, or 17%, in the three months ended March 31, 2017, compared to the three months ended March 31, 2016. The decrease is mainly attributed to a decrease in Retail and Mass Transit Ticketing segment sales in the United States and to a decrease in Petroleum segment sales in South America, partially offset by an increase in sales of readers and our otiMetry solution in Europe.

Licensing and transaction fees. Licensing and transaction fees include single and periodic payments for distribution rights for our products as well as licensing our IP rights to third parties. Transaction fees are paid by customers based on the volume of transactions processed by systems that contain our products. Our licensing and transaction fees increased by $30,000, or 2%, in the three months ended March 31, 2017, compared to the three months ended March 31, 2016. The increase is mainly attributed to licensing and transaction fees related to our otiMetry solution in Europe.

We have historically derived revenues from different geographical areas.  The following table sets forth our revenues, by dollar amount (in thousands) and as a percentage of quarterly revenues in different geographical areas, for the three months ended March 31, 2017 and March 31, 2016:

Three months ended March 31,	Americas		Europe		Africa		APAC
2017	$671	17%	$2,228	55%	$786	20%	$335	8%
2016	$2,169	48%	$1,467	32%	$836	18%	$100	2%

Our revenues from sales in Americas decreased by $1.5 million, or 69%, in the three months ended March 31, 2017, compared to the three months ended March 31, 2016, mainly due to a decrease in sales of readers to the U.S. market and a decrease in sales of Petroleum products to the South American market.

Our revenues from sales in Europe increased by $761,000, or 52%, in the three months ended March 31, 2017, compared to the three months ended March 31, 2016, mainly due to an increase in Retail and Mass Transit Ticketing segment sales and an increase in our otiMetry solution in the European market.

Our revenues from sales in Africa decreased by $50,000, or 6%, in the three months ended March 31, 2017, compared to the three months ended March 31, 2016, mainly due to a decrease in sales of our MediSmart products, partially offset by an increase in sales of Petroleum products.

Our revenues from sales in the Asia-Pacific region, or APAC, increased by $235,000, or 235%, in the three months ended March 31, 2017, compared to the three months ended March 31, 2016, mainly due to an increase in sales of our access control products and an increase in sales of our otiMetry solution in Australia.

Our revenues derived from outside the United States are primarily received in currencies other than the U.S. dollar and accordingly have a varying impact upon our total revenues as a result of fluctuations in exchange rates.

The following table sets forth our revenues by dollar amount (in thousands) and as a percentage of revenues by segments, for the three months ended March 31, 2017 and March 31, 2016:

Three months ended March 31,	Retail and Mass Transit Ticketing		Petroleum		Other
2017	2,741	68%	818	20%	461	12%
2016	2,899	64%	1,109	24%	564	12%

Our revenues from Retail and Mass Transit Ticketing in the three months ended March 31, 2017 decreased by $158,000, or 5%, compared to the three months ended March 31, 2016, mainly due to a decrease in sales of readers in the United States, partially offset by an increase in readers and otiMetry solution sales in the European market.

Our revenues in the three months ended March 31, 2017 from Petroleum decreased by $291,000, or 26%, compared to the three months ended March 31, 2016, mainly due to a decrease in Petroleum products in South America, partially offset by an increase in sales of Petroleum products in Africa.

Our revenues in the three months ended March 31, 2017 from our Other segment decreased by $103,000, or 18%, compared to the three months ended March 31, 2016, mainly due to a decrease in sales of MediSmart products in East Africa, partially offset by an increase in access control products sales in Asia.

Cost of Revenues and Gross Margin

Our cost of revenues, presented by gross profit and gross margin percentage, for the three months ended March 31, 2017 and March 31, 2016, were as follows (dollar amounts in thousands):

Cost of Revenues	Three months ended March 31,
	2017	2016
Cost of sales	$1,800	$2,249
Gross profit	$2,220	$2,323
Gross margin percentage	55%	51%

Cost of sales.  Cost of sales consists primarily of materials, as well as salaries, fees to subcontractors and related costs of our technical staff that assemble our products. The decrease of $449,000, or 20%, in the three months ended March 31, 2017, compared to the three months ended March 31, 2016, resulted primarily from the decrease in revenues mainly attributed to the decrease in Retail and Mass Transit Ticketing segment sales in the United States.

Gross margin. The increase in gross margin percentage in the three months ended March 31, 2017, compared to the three months ended March 31, 2016, is mainly attributed to a favorable change in our revenue mix and from a decrease in our consumption of materials for the production of our retail products.

Operating expenses

Our operating expenses for the three months ended March 31, 2017 and March 31, 2016, were as follows (in thousands):

Operating expenses	Three months ended March 31,
	2017	2016
Research and development	$702	$721
Selling and marketing	$1,342	$1,353
General and administrative	$856	$924
Total operating expenses	$2,900	$2,998

Research and development.  Our research and development expenses consist primarily of the salaries and related expenses of our research and development staff, as well as subcontracting expenses. Our research and development expenses in the three months ended March 31, 2017, compared to the three months ended March 31, 2016, remained consistent.

Selling and marketing.  Our selling and marketing expenses consist primarily of salaries and substantially all of the expenses of our sales and marketing subsidiaries and offices in the United States, South Africa and Europe, as well as expenses related to advertising, professional expenses and participation in exhibitions and tradeshows. Our selling and marketing expenses in the three months ended March 31, 2017, compared to the three months ended March 31, 2016, remained consistent.

General and administrative.  Our general and administrative expenses consist primarily of salaries and related expenses of our executive management and financial and administrative staff. These expenses also include costs of our professional advisors (such as legal and accounting), office expenses, insurance, provision for doubtful accounts and patent maintenance expenses which consist of professional advisors of our patents and other IP. The decrease of $68,000, or 7%, in the three months ended March 31, 2017, compared to the three months ended March 31, 2016, is primarily attributed to a decrease in professional consulting expenses.

Financing expenses, net

Our financing expenses, net, for the three months ended March 31, 2017 and March 31, 2016, were as follows (in thousands):

	Three months ended March 31,
	2017	2016
Financing expenses, net	$(71)	$(93)

Financing expenses, net consist primarily of financing expense related to interest payable on bank loans, bank commissions and foreign exchange differentials partially offset by financing income related to interest earned on investments in short-term deposits. The decrease in financing expenses, net of $22,000, or 24%, in the three months ended March 31, 2017, compared to the three months ended March 31, 2016, is mainly due to a decrease in banking fees.

Net loss from continuing operations

Our net loss from continuing operations for the three months ended March 31, 2017 and March 31, 2016, was as follows (in thousands):

	Three months ended March 31,
	2017	2016
Net loss from continuing operations	$(782)	$(784)

Our net loss from continuing operations in the three months ended March 31, 2017, compared to the three months ended March 31, 2016, remained consistent primarily due to the increase in our gross margin, a decrease in our operating expenses and a decrease in financing expenses, net, as described above.

Net loss from discontinued operations

Our net loss from discontinued operations for the three months ended March 31, 2017 and March 31, 2016, was as follows (in thousands):

	Three months ended March 31,
	2017	2016
Net loss from discontinued operations	$(83)	$(144)

In September 2016, we completed the sale of certain assets and IP related to our parking business. In December 2013, we completed the sale of certain assets, certain subsidiaries and IP directly related to our SmartID division.

The results from these operations for the reporting periods are presented in the statements of operations as discontinued operations separately from continuing operations.

The decrease in net loss from discontinued operations of $61,000 in the three months ended March 31, 2017, compared to the three months ended March 31, 2016, is mainly due to a cessation in loss related to the sale of the parking business.

Net loss

Our net loss for the three months ended March 31, 2017 and March 31, 2016, was as follows (in thousands):

	Three months ended March 31,
	2017	2016
Net loss	$(865)	$(928)

The decrease in net loss of $63,000, or 7%, in the three months ended March 31, 2017, compared to the three months ended March 31, 2016, is primarily due to an increase in our gross margin, a decrease in our operating expenses, a decrease in financing expenses, net, and a decrease in net loss from discontinued operations, as described above.

Liquidity and Capital Resources

Our principal sources of liquidity since our inception have been sales of equity securities, borrowings from banks, cash from the exercise of options and warrants and proceeds from divestiture of part of our businesses. As of March 31, 2017 we had cash, cash equivalents and short-term investments representing bank deposits of $10.8 million (of which an amount of $1.5 million has been pledged as a security in respect of performance guarantees granted to third parties, loans and credit lines received from a bank), and $11.5 million as of December 31, 2016 (of which an amount of $1.5 million had then been pledged as a security in respect of performance guarantees granted to third parties, loans and credit lines received from a bank). We believe that we have sufficient capital resources to fund our operations for at least the next 12 months. We adhere to an investment policy which is intended to enable the Company to avoid being classified as a “passive foreign investment company,” or PFIC, under United States law. That said, we cannot provide complete assurance that PFIC status will be avoided in the future. In addition, our investment policy requires investment in high-quality investment-grade securities. As of March 31, 2017, our bank loans are denominated in the following currencies: Polish Zloty ($1.0 million, with maturity dates ranging from 2017 through 2019) and South African Rand ($641,000, with maturity dates ranging from 2017 through 2023). As of March 31, 2017, these loans bear interest at rates ranging from 3.6%-10.5% per annum.

The composition of our long-term loans as of March 31, 2017, was as follows (in thousands):

March 31, 2017
Long-term loans	$1,678
Less - current maturities	544
$1,134

The composition of our short-term loans, bank credit and current maturities of long-term loans as of March 31, 2017 was as follows (in thousands):

	March 31, 2017
	Interest rate
In U.S. Dollars	4.36%	$2,173
In Polish Zloty	3.60%	1,018
In NIS	4.35%	747
		3,938
Current maturities of long-term loans		544
		$4,482

Our and certain of our subsidiaries’ manufacturing facilities and certain equipment have been pledged as security in respect of a loan received from a bank. Our short term deposits in the amount of $1.5 million have been pledged as security in respect of guarantees granted to third parties, loans and credit lines received from a bank. Such deposits cannot be pledged to others or withdrawn without the consent of the bank.

As of March 31, 2017, we granted guarantees to third parties including performance guarantees and guarantees to secure customer advances in the sum of $323,000. The expiration dates of the guarantees range from October 2017 to June 2019.

For the three months ended March 31, 2017, we had a negative cash flow from continuing operations of $678,000

Operating activities related to continuing operations

For the three months ended March 31, 2017, net cash used in continuing operating activities was $678,000 primarily due to a $782,000 net loss from continuing operations, a $693,000 decrease in trade payables, a $343,000 increase in inventory, a $234,000 increase in other receivables and prepaid expenses and a $26,000 decrease in accrued interest, partially offset by a $569,000 increase in other current liabilities, a $423,000 decrease in trade receivables, $281,000 of depreciation, a $90,000 expense due to stock based compensation issued to employees and others, a $9,000 increase in deferred tax and a $28,000 increase in accrued severance pay.

For the three months ended March 31, 2016, net cash used in continuing operating activities was $1.2 million primarily due to a $1.3 million increase in trade receivables, a $784,000 net loss from continuing operations, a $180,000 decrease in other current liabilities, a $146,000 decrease in accrued severance pay, and $7,000 decrease in accrued interest, partially offset by a $575,000 increase in trade payables, a $346,000 decrease in inventory, $308,000 of depreciation, a $16,000 increase in deferred tax, a $27,000 expense due to stock based compensation issued to employees and a $2,000 decrease in other receivables and prepaid expenses.

Operating activities related to discontinued operations

For the three months ended March 31, 2017, net cash used in discontinued operating activities was $68,000, related to the previous parking business and SmartID division.

For the three months ended March 31, 2016, net cash used in discontinued operating activities was $109,000, related to the previous parking business.

Investing and financing activities related to continuing operations

For the three months ended March 31, 2017, net cash provided by continuing investing activities was $1.6 million, mainly due to a $1.7 million change in short-term investments, net and $44,000 in proceeds from restricted deposit for employee benefits, partially offset by an $88,000 investment in capitalized product costs and $35,000 of purchases of equipment.

For the three months ended March 31, 2016, net cash provided by continuing investing activities was $764,000, mainly due to a $901,000 change in short-term investments, net, partially offset by $83,000 of purchases equipment and a $54,000 investment in capitalized product costs.

For the three months ended March 31, 2017, net used in continuing financing activities was $108,000, mainly due to a $222,000 repayment of long-term bank loans, partially offset by a $112,000 increase in short-term bank credit, net and $2,000 in proceeds from exercise of options and warrants.

For the three months ended March 31, 2016, net cash provided by continuing financing activities was $50,000, mainly due to a $286,000 increase in short-term bank credit, net and $27,000 of proceeds from long-term bank loans, partially offset by a $263,000 repayment of long-term bank loans.

Investing and financing activities related to discontinued operations

We had no cash flows provided by or used in discontinued investing activities in the three months ended March 31, 2017.

For the three months ended March 31, 2016, net cash used in discontinued investing activities was $61,000, related to the SmartID division.

We had no cash flows provided by or used in discontinued financing activities in the three months ended March 31, 2017 and March 31, 2016.

Off Balance Sheet Arrangements

We have no off balance sheet arrangements.

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures - Our management, including our Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, are responsible for establishing and maintaining our disclosure controls and procedures (within the meaning of Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended, or Exchange Act). These controls and procedures are designed to ensure that information required to be disclosed in the reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information was made known to our management, including our CEO and CFO, by others within the Company, as appropriate to allow timely decisions regarding required disclosure. We evaluated these disclosure controls and procedures under the supervision of our CEO and CFO as of March 31, 2017. Based upon that evaluation, our management, including our CEO and CFO, concluded that our disclosure controls and procedures are effective as of such date.

Changes in Internal Control Over Financial Reporting - There has been no change in our internal control over financial reporting during the first quarter of fiscal 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

As previously reported on our Annual Report on Form 10-K filed with the SEC on March 28, 2017, on March 1, 2017, USA Technologies Inc., or USAT, filed a claim against us and our U.S. subsidiary, OTI America Inc., or OTI America, in the U.S. District Court, Eastern District of Pennsylvania. The claim asserts, among other things, that products sold by us to USAT’s manufacturing subcontractor, Masterwork Electronics, Inc., or Masterwork, fail to conform to promised specifications in that they do not include Apple Value Added Services, or VAS, an add-on feature to Apple Pay which was then not yet offered on our products. USAT seeks payment of $4,912,600 plus interest and costs, comprised of $728,800 to cover payment for alternative products, and $4,183,800 to cover costs of replacing the allegedly non-conforming products already installed. We deny the allegations asserted by USAT and intend to defend the claim vigorously. Upon the request of all parties to this litigation, the Court extended the deadline for OTI America’s and our answer to USAT’s complaint to April 24, 2017 and May 8, 2017, respectively. OTI America submitted its answer to USAT’s complaint on April 24, 2017. We submitted our answer to USAT’s complaint on May 8, 2017.

As previously reported on our Annual Report on Form 10-K filed with the SEC on March 28, 2017, on March 3, 2017, we filed a claim against Masterwork in the U.S. District Court for the Northern District of California. We seek payment of $2,518,000 plus interest and costs as a result of Masterwork’s refusal to perform its obligations in connection with a purchase order supplied by Masterwork to us, based on Masterwork’s allegations that its customer, USAT, had apparently claimed that the products do not include the VAS feature requested by USAT, though such feature was then not offered by us and was not specified in the purchase order. The products subject to USAT’s litigation mentioned above include the products subject to the purchase order referred to in our claim against Masterwork. Upon the request of all parties to this litigation, the Court extended the deadline for Masterwork’s answer to our complaint to April 20, 2017. Masterwork submitted its answer to our complaint on April 20, 2017. A case management conference has been scheduled by the Court for June 6, 2017.

On October 3, 2013, a financial claim was filed against us and our then-subsidiary, Parx France (referred to in this paragraph, collectively, as the Defendants), in the Commercial Court of Paris, France. The sum of the claim is €1.5 million (approximately $1.6 million), and is based on the allegation that the plaintiff sustained certain losses in connection with Defendants not granting the plaintiff exclusive marketing rights to distribute and operate the Defendants’ PIAF Parking System in Paris and the Ile of France. We filed an initial memorandum of defense rejecting all the plaintiff’s allegations and claims. On April 26, 2017, the Commercial Court issued an order requiring the plaintiff in this proceeding to produce certain documents within 15 days and scheduling a further hearing in this matter for May 23, 2017.

Item 6. Exhibits.

3.1	Amended and Restated Articles of Incorporation (incorporated by reference to the Company’s Report on Form 6-K filed with the SEC on October 31, 2013).

3.2	Memorandum of Association, dated February 14, 1990 (incorporated by reference to the Company’s Registration Statement on Form F-1, filed with the SEC on June 14, 2002).

31.1*	Rule 13a-14(a) Certification of Chief Executive Officer.

31.2*	Rule 13a-14(a) Certification of Chief Financial Officer.

32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.

32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

101 *	The following materials from our Quarterly Report on Form 10-Q for the quarter ended March 31, 2017 formatted in XBRL (eXtensible Business Reporting Language): (i) the Interim Condensed Consolidated Balance Sheets, (ii) the Interim Condensed Consolidated Statements of Operations, (iii) the Interim Condensed Consolidated Statements of Comprehensive Loss, (iv) the Interim Condensed Statements of Changes in Equity, (v) the Interim Condensed Consolidated Statements of Cash Flows, and (vi) the Notes to Interim Condensed Consolidated Financial Statements, tagged as blocks of text and in detail.

*	Filed herewith.

**	Furnished herewith.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ON TRACK INNOVATIONS LTD.

By:	/s/ Shlomi Cohen
Shlomi Cohen, Chief Executive Officer
(Principal Executive Officer)

Dated: May 15, 2017

By:	/s/ Yishay Curelaru
Yishay Curelaru, Chief Financial Officer
(Principal Financial and Accounting Officer)

Dated: May 15, 2017