Form 10-Q
period 2017-06-30
ON TRACK INNOVATIONS LTD
filed 2017-08-09
CIK 1021604

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

Yes ☒         No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

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

Yes ☐          No ☒

State the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: 41,119,378 Ordinary Shares outstanding as of August 2, 2017.

ON TRACK INNOVATIONS LTD.

Signatures	15

PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements.

ON TRACK INNOVATIONS LTD. AND ITS SUBSIDIARIES

INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As of June 30, 2017

(Unaudited)

1

On Track Innovations Ltd.

and its Subsidiaries

Interim Unaudited Condensed Consolidated Financial Statements as of June 30, 2017

Contents

Page

Interim Unaudited Condensed Consolidated Balance Sheets	F-2 - F-3

Interim Unaudited Condensed Consolidated Statements of Operations	F-4

Interim Unaudited Condensed Consolidated Statements of Comprehensive Income (Loss)	F-5

Interim Unaudited Condensed Consolidated Statements of Changes in Equity	F-6

Interim Unaudited Condensed Consolidated Statements of Cash Flows	F-7 - F-8

Notes to the Interim Unaudited Condensed Consolidated Financial Statements	F-9 - F-17

On Track Innovations Ltd.

and its Subsidiaries

Interim Unaudited Condensed Consolidated Balance Sheets

US dollars in thousands except share data

	June 30,	December 31,
	2017	2016
Assets

Current assets
Cash and cash equivalents	$6,242	$5,952
Short-term investments	3,084	5,585
Trade receivables (net of allowance for doubtful accounts of $694 and $720 as of June 30, 2017 and December 31, 2016, respectively)	6,843	5,620
Other receivables and prepaid expenses	1,554	1,638
Inventories	3,180	3,069

Total current assets	20,903	21,864

Long-term restricted deposit for employees benefit	500	453

Severance pay deposits	355	322

Property, plant and equipment, net	5,967	5,788

Intangible assets, net	351	278

Total Assets	$28,076	$28,705

The accompanying notes are an integral part of these interim unaudited condensed consolidated financial statements.

On Track Innovations Ltd.

and its Subsidiaries

Interim Unaudited Condensed Consolidated Balance Sheets

US dollars in thousands except share data

	June 30,	December 31,
	2017	2016
Liabilities and Equity

Current Liabilities
Short-term bank credit and current maturities of long-term bank loans	$4,663	$4,369
Trade payables	7,104	6,957
Other current liabilities	1,991	2,822

Total current liabilities	13,758	14,148

Long-Term Liabilities
Long-term loans, net of current maturities	1,041	1,215
Accrued severance pay	918	811
Deferred tax liability	452	373
Total long-term liabilities	2,411	2,399

Total Liabilities	16,169	16,547

Commitments and Contingencies

Equity
Shareholders' Equity
Ordinary shares of NIS 0.1 par value: Authorized – 50,000,000 shares as of June 30, 2017 and December 31, 2016; issued: 42,288,077 and 42,243,075 shares as of June 30, 2017 and December 31, 2016, respectively; outstanding: 41,109,378 and 41,064,376 shares as of June 30, 2017 and December 31, 2016, respectively	1,062	1,061
Additional paid-in capital	224,603	224,415
Treasury shares at cost - 1,178,699 shares as of June 30, 2017 and December 31, 2016	(2,000)	(2,000)
Accumulated other comprehensive loss	(904)	(1,236)
Accumulated deficit	(210,854)	(210,082)
Total Equity	11,907	12,158

Total Liabilities and Equity	$28,076	$28,705

The accompanying notes are an integral part of these interim unaudited condensed consolidated financial statements.

On Track Innovations Ltd.

and its Subsidiaries

Interim Unaudited Condensed Consolidated Statements of Operations

US dollars in thousands except share and per share data

	Three Three months ended June 30,			Six months ended June 30,
	2017		2016*	2017	2016*

Revenues
Sales		$5,646	$3,584	$8,426	$6,946
Licensing and transaction fees		1,300	1,226	2,540	2,436

Total revenues		6,946	4,810	10,966	9,382

Cost of revenues
Cost of sales		3,476	2,360	5,276	4,609
Total cost of revenues		3,476	2,360	5,276	4,609

Gross profit		3,470	2,450	5,690	4,773
Operating expenses
Research and development		889	747	1,591	1,468
Selling and marketing		1,492	1,321	2,834	2,674
General and administrative		939	902	1,795	1,826
Total operating expenses		3,320	2,970	6,220	5,968

Operating income (loss) from continuing operations		150	(520)	(530)	(1,195)
Financial expenses, net		(39)	(62)	(110)	(155)
Income (loss) from continuing operations before taxes on income		111	(582)	(640)	(1,350)
Income tax		(25)	(16)	(56)	(32)
Net income (loss) from continuing operations		86	(598)	(696)	(1,382)
Net income (loss) from discontinued operations		7	1,947	(76)	1,803
Net income (loss)		93	1,349	(772)	421
Net (income) loss attributable to non-controlling interest		-	(36)	-	27
Net income (loss) attributable to shareholders		$93	$1,313	$(772)	$448
Basic and diluted net income (loss) attributable to shareholders per ordinary share
From continuing operations		**	(0.02)	(0.02)	(0.03)
From discontinued operations		**	0.05	**	0.04

	$	**	$0.03	$(0.02)	$0.01

Weighted average number of ordinary shares used in computing basic and diluted net income (loss) per ordinary share		41,095,788	40,896,863	41,087,729	40,885,668

*         Reclassified to conform with the current period presentation, see Note 1C(2).

**       Less than $0.01 per ordinary share.

The accompanying notes are an integral part of these interim unaudited condensed consolidated financial statements.

On Track Innovations Ltd.

and its Subsidiaries

Interim Unaudited Condensed Consolidated Statements of Comprehensive Income (Loss)

US dollars in thousands

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016

Total comprehensive income (loss):
Net income (loss)	$93	$1,349	$(772)	$421
Foreign currency translation adjustments	177	(190)	332	(22)

Total comprehensive income (loss)	$270	$1,159	$(440)	$399
Comprehensive loss (income) attributable to the non-controlling interest	-	(36)	-	27
Total comprehensive income (loss) attributable to shareholders	$270	$1,123	$(440)	$426

The accompanying notes are an integral part of these interim unaudited condensed consolidated financial statements.

On Track Innovations Ltd.

and its Subsidiaries

Interim Unaudited Condensed Consolidated Statements of Changes in Equity

US dollars in thousands except for number of shares

					Accumulated
	Number of		Additional	Treasury	other		Non
	Shares	Share	paid-in	Shares	comprehensive	Accumulated	controlling	Total
	issued	capital	capital	(at cost)	Income (loss)	deficit	interest	equity
Balance as of December 31, 2015	42,014,673	$1,055	$225,925	$(2,000)	$(1,084)	$(209,254)	$(1,819)	$12,823

Changes during the six month period ended June 30, 2016:

Stock-based compensation related to options issued to employees	-	-	105	-	-	-	-	105
Foreign currency translation adjustments	-	-	-	-	(22)	-	-	(22)
Exercise of options and warrants	69,402	(*)	-	-	-	-	-	(*)
Net income (loss)	-	-	-	-	-	448	(27)	421
Balance as of June 30, 2016	42,084,075	$1,055	$226,030	$(2,000)	$(1,106)	$(208,806)	$(1,846)	$13,327
Balance as of December 31, 2016	42,243,075	$1,061	$224,415	$(2,000)	$(1,236)	$(210,082)	$-	$12,158

Changes during the six month period ended June 30, 2017:

Stock-based compensation	30,000(**)	1	173	-	-	-	-	174
Foreign currency translation adjustments	-	-	-	-	332	-	-	332
Exercise of options	15,002	(*)	15	-	-	-	-	15
Net loss	-	-	-	-	-	(772)	-	(772)
Balance as of June 30, 2017	42,288,077	$1,062	$224,603	$(2,000)	$(904)	$(210,854)	$-	$11,907

(*)           Less than $1.

(**)        See Note 8C.

The accompanying notes are an integral part of these interim unaudited condensed consolidated financial statements.

On Track Innovations Ltd.

and its Subsidiaries

Interim Unaudited Condensed Consolidated Statements of Cash Flows

US dollars in thousands

	Six months ended June 30,
	2017	2016*
Cash flows from continuing operating activities
Net loss from continuing operations	$(696)	$(1,382)
Adjustments required to reconcile net loss to net cash used in continuing operating activities:
Stock-based compensation related to options issued to employees and others	174	105
Accrued interest and linkage differences, net	(47)	55
Depreciation	583	617
Deferred tax, net	21	32
Gain on sale of fixed assets	(7)	-

Changes in operating assets and liabilities:
Accrued severance pay, net	74	(151)
Increase in trade receivables, net	(1,151)	(1,115)
Decrease in other receivables and prepaid expenses	90	215
(Increase) decrease in inventories	(47)	590
(Decrease) increase in trade payables	(396)	290
Decrease in other current liabilities	(855)	(453)
Net cash used in continuing operating activities	(2,257)	(1,197)

Cash flows from continuing investing activities
Purchase of property and equipment, net	(98)	(139)
Change in short-term investments, net	2,500	(884)
Investment in capitalized product costs	(157)	(98)
Proceeds from restricted deposit for employee benefits	44	-
Advance payment from sale of property	-	396
Proceeds from sale of fixed assets	12	-
Net cash provided by (used in) continuing investing activities	2,301	(725)

Cash flows from continuing financing activities
Increase in short-term bank credit, net	213	81
Proceeds from long-term bank loans	-	27
Repayment of long-term bank loans	(374)	(538)
Proceeds from exercise of options and warrants	15	**
Net cash used in continuing financing activities	(146)	(430)

Cash flows from discontinued operations
Net cash used in discontinued operating activities	(71)	(214)
Net cash provided by discontinued investing activities	-	1,949

Total net cash (used in) provided by discontinued operations	(71)	1,735

Effect of exchange rate changes on cash and cash equivalents	463	(17)

Increase (decrease) in cash and cash equivalents	290	(634)
Cash and cash equivalents at the beginning of the period	5,952	5,450

Cash and cash equivalents at the end of the period	$6,242	$4,816

*         Reclassified to conform with the current period presentation, see Note 1C(2).

**       Less than $1.

The accompanying notes are an integral part of these interim unaudited condensed consolidated financial statements.

F-7

On Track Innovations Ltd.

and its Subsidiaries

Interim Unaudited Condensed Consolidated Statements of Cash Flows (cont’d)

US dollars in thousands

	Six months ended June 30,
	2017	2016
Supplementary cash flows activities:
Cash paid during the period for:
Interest paid	$74	$118
Income taxes paid	$30	$-

The accompanying notes are an integral part of these interim unaudited condensed consolidated financial statements.

On Track Innovations Ltd.

and Subsidiaries

Notes to the Interim Unaudited Condensed Consolidated Financial Statements

US dollars in thousands

Note 1 - Organization and Basis of Presentation

A.	Description of business

On Track Innovations Ltd. (the “Company”) was founded in 1990, in Israel. The Company and its subsidiaries (together, the “Group”) are principally engaged in the field of design and development of cashless payment solutions. During the three month period ended June 30, 2017, we completed the liquidation of our wholly-owned subsidiaries, Softchip Israel Ltd. and Softchip Technologies (3000) Ltd., and these entities are no longer part of the Group.

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

In the opinion of management, all adjustments considered necessary for a fair presentation, consisting of normal recurring adjustments, have been included. Operating results for the six month period ended June 30, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017.

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

C.	Divestiture of operations

1.	In December 2013, the Company completed the sale of certain assets, subsidiaries and intellectual property (“IP”) relating to its Smart ID division to SuperCom Ltd. (“SuperCom”). Accordingly, the results and the cash flows of this operation for all reporting periods are presented in the statements of operations and in the statements of cash flows, respectively, as discontinued operations separately from continuing operations.

On Track Innovations Ltd.

and Subsidiaries

Notes to the Interim Unaudited Condensed Consolidated Financial Statements

US dollars in thousands

Note 1 - Organization and Basis of Presentation (cont’d)

C.	Divestiture of operations (cont’d)

2.	On September 14, 2016, the Company completed the sale of certain assets and IP related to its former parking segment. The Company has determined that the sale qualifies as a discontinued operation. Accordingly, the results and the cash flows of these operations for all reporting periods are presented in the statements of operations and in the statements of cash flows, respectively, as discontinued operations separately from continuing operations. All prior periods’ information has been reclassified to conform to the current period’s presentation.

Note 2 – Significant Accounting Policies

These interim unaudited condensed consolidated financial statements have been prepared according to the same accounting policies as those discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

Recent accounting pronouncements

1.	In May 2017, the Financial Accounting Standard Board issued Accounting Standards Update (“ASU”) 2017-09, “Compensation - Stock Compensation (Topic 718): Scope of Modification Accounting.” The ASU amends the scope of modification accounting for share-based payment arrangements, provides guidance on the types of changes to the terms or conditions of share-based payment awards to which an entity would be required to apply modification accounting. The new guidance will allow companies to make certain changes to awards without accounting for them as modifications. It does not change the accounting for modifications. ASU 2017-09 is effective for all entities for annual reporting periods beginning after December 15, 2017, with early adoption permitted, including adoption in any interim period for which financial statements have not yet been issued. The Company does not expect that the adoption of ASU 2017-09 will have a material impact on the Company's results of operations and financial condition.

2.	In connection with other recent accounting pronouncements and the Company’s assessment of the impacts they will have on the ongoing financial reporting, see Note 2W in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

On Track Innovations Ltd.

and Subsidiaries

Notes to the Interim Unaudited Condensed Consolidated Financial Statements

US dollars in thousands

Note 3 - Other Receivables and Prepaid Expenses

	June 30,	December 31,
	2017	2016
Government institutions	$325	$322
Prepaid expenses	660	526
Receivables under contractual obligations to be transferred to others *	174	346
Other receivables	395	444

	$1,554	$1,638

*	The Company’s subsidiary in Poland is required to collect certain fees that are to be transferred to local authorities.

Note 4 - Other Current Liabilities

	June 30,	December 31,
	2017	2016
Employees and related expenses	$584	$1,011
Accrued expenses	1,042	1,473
Customer advances	213	249
Other current liabilities	152	89

	$1,991	$2,822

Note 5 - Commitments and Contingencies

A.	Legal claims

1.	In June 2013, prior to the Company's divestiture of its SmartID division, Merwell Inc. (“Merwell”) filed a claim against the Company before an agreed-upon arbitrator alleging breach of contract in connection with certain commissions claimed to be owed to Merwell with respect to the division’s activities in Tanzania. These activities, along with all other activities of the SmartID division, were later assigned to and assumed by SuperCom in its purchase of the division. SuperCom undertook to indemnify the Company and hold it harmless against any liabilities the Company may incur in connection with Merwell’s consulting agreement and the arbitration. An arbitration decision was issued on February 21, 2016, awarding Merwell approximately $855 for outstanding commissions. The arbitration decision is being appealed and is thus not yet ripe for enforcement. As mentioned above, based on the agreement with SuperCom, SuperCom is liable for the costs and liabilities arising out of this claim. Therefore, the financial statements do not include any provision for this claim.

On Track Innovations Ltd.

and Subsidiaries

Notes to the Interim Unaudited Condensed Consolidated Financial Statements

US dollars in thousands

Note 5 - Commitments and Contingencies (cont’d)

A.	Legal claims (cont’d)

2.	On October 3, 2013, a financial claim was filed against the Company and its then French subsidiary, Parx France (referred to in this paragraph, collectively, as the “Defendants”), in the Commercial Court of Paris, France. The sum of the claim is Euro 1,500 (approximately $1,710), and is based on the allegation that the plaintiff sustained certain losses in connection with Defendants not granting the plaintiff exclusive marketing rights to distribute and operate the Defendants’ PIAF Parking System in Paris and the Ile of France. The Company filed an initial memorandum of defense rejecting all the plaintiff’s allegations and claims. A hearing in this matter is scheduled for September 19, 2017. Based on the advice of counsel, the Company currently believes that it has no material obligations to the plaintiff and that there is no need for a provision for the claim.

3.	On March 1, 2017, a claim was filed in the U.S. District Court, Eastern District of Pennsylvania against the Company and its U.S. subsidiary, OTI America Inc. by USA Technologies Inc. (“USAT”). The claim asserts, among other things, that products sold by the Company to USAT’s manufacturing subcontractor, Masterwork Electronics, Inc. (“Masterwork”), fail to conform to promised specifications in that they do not include Apple Value Added Services (“VAS”), an add-on feature to Apple Pay which was then not yet offered by the Company. USAT seeks payment of $4,913 plus interest and costs, comprised of $729 to cover payment for alternative products, and $4,184 to cover costs of replacing the allegedly non-conforming products already installed. The Company denies the claims asserted by USAT and intends to defend the complaint vigorously. OTI America submitted its answer to USAT’s complaint on April 24, 2017. The Company submitted its answer to USAT’s complaint on May 8, 2017. Discovery in this proceeding is currently underway. A pre-trial conference for this matter is scheduled for August 2, 2018 with trial dates to be set thereafter. On March 3, 2017, the Company filed a lawsuit against Masterwork in the U.S. District Court for the Northern District of California. The Company seeks payment of $2,518 plus interest and costs as a result of Masterwork’s refusal to perform its obligations in connection with a purchase order supplied by Masterwork to the Company, based on Masterwork’s allegations that its customer, USAT, had apparently claimed that the products do not include the VAS feature requested by USAT, though such feature was not offered then by the Company and was not specified in the purchase order. The products subject to USAT’s litigation mentioned above include the products subject to the purchase order referred to in the Company’s claim against Masterwork. Masterwork submitted its answer to the Company’s complaint on April 20, 2017. On May 26, 2017, the Company amended its complaint to add USAT as a defendant, asserting claims against USAT for tortious interference with contract. On June 3, 2017, Masterwork moved to transfer the California matter to the U.S. District Court, Eastern District of Pennsylvania so that it be consolidated with the above-described USAT litigation. Masterwork’s request was granted on July 20, 2017, resulting in the transfer of this matter to the Eastern District of Pennsylvania where it is expected to be consolidated with the USAT litigation described above. Based on the advice of counsel, the Company currently believes that it and OTI America have no obligations to USAT in connection with USAT’s claims against the Company and OTI America and, similarly, that it has a meritorious claim against Masterwork and USAT.

On Track Innovations Ltd.

and Subsidiaries

Notes to the Interim Unaudited Condensed Consolidated Financial Statements

US dollars in thousands

Note 5 - Commitments and Contingencies (cont’d)

B.	Guarantees

As of June 30, 2017, the Company has granted performance guarantees and guarantees to secure customer advances in the sum of $347. The expiration dates of these guarantees range from October 2017 to June 2019.

Note 6 - Discontinued operations

As described in Note 1C, the Company divested its interest in the SmartID division and its parking segment, and presented these activities as discontinued operations.

Set forth below are the results of the discontinued operations:

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Revenues	-	279	-	584
Expenses	-	(471)	(83)	(920)
Other income, net	7	2,139	7	2,139
Net profit (loss) from discontinued operations	7	1,947	(76)	1,803

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

US dollars in thousands

Note 7 - Fair Value of Financial Instruments (cont’d)

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

The carrying amounts of variable interest rate long-term loans are equivalent or approximate to their fair value as they bear interest at approximate market rates. As of June 30, 2017, the fair value of bank loans with fixed interest rates did not differ materially from the carrying amount.

As of June 30, 2017, the Company held approximately $3,084 of short-term bank deposits (as of December 31, 2016, $5,585). As of June 30, 2017 and December 31, 2016, short-term deposits in the amount of $1,548 have been pledged as security in respect of guarantees granted in respect of performance guarantees, loans and credit lines received from a bank and cannot be pledged to others or withdrawn without the consent of the bank.

Note 8 - Equity

A.	Stock option plans

During the six months ended June 30, 2017 and June 30, 2016, 100,000 and 270,000 options were granted, respectively. The vesting period for the options ranges from three years to four years. The exercise prices for the options range from $0.44 to $1.58. Those options expire up to five years after the date of grant. Any options which are forfeited or cancelled before expiration become available for future grants under the Company’s option plan.

The fair value of each option granted to employees and non-employees during the six months ended June 30, 2017 and June 30, 2016, was estimated on the date of grant, using the Black-Scholes model and the following assumptions:

1.	Dividend yield of zero percent for all periods.

2.	Risk-free interest rate of 1.35% and 1.18% for grants during the six months ended June 30, 2017 and June 30, 2016, respectively, based on U.S. Treasury yield curve in effect at the time of grant.

3.	Estimated expected lives of 3.50 and 3.56 years for grants during the six months ended June 30, 2017 and June 30, 2016, respectively, using the simplified method.

4.	Expected average volatility of 74% and 72% for grants during the six months ended June 30, 2017 and June 30, 2016, respectively, which represent a weighted average standard deviation rate for the price of the Company's Ordinary Shares on the NASDAQ Capital Market.

On Track Innovations Ltd.

and Subsidiaries

Notes to the Interim Unaudited Condensed Consolidated Financial Statements

US dollars in thousands

Note 8 - Equity (cont’d)

A.	Stock option plans (cont’d)

The Company’s options activity (including options to non-employees) during the six months ended June 30, 2017 and options outstanding and options exercisable as of December 31, 2016 and June 30, 2017, are summarized in the following table:

		Weighted
	Number of	average exercise
	options outstanding	price per share
Outstanding – December 31, 2016	1,604,836	$1.36

Options granted	100,000	1.58
Options expired or forfeited	(281,334)	1.91
Options exercised	(15,002)	1.05
Outstanding – June 30, 2017	1,408,500	1.27

Exercisable as of:
December 31, 2016	591,017	$1.83
June 30, 2017	538,500	$1.62

The weighted average fair value of options granted during the six months ended June 30, 2017 and during the six months ended June 30, 2016 is $0.93 and $0.41, respectively, per option. The aggregate intrinsic value of outstanding options as of June 30, 2017 and December 31, 2016 is approximately $414 and $909, respectively. The aggregate intrinsic value of exercisable options as of June 30, 2017 and December 31, 2016 is approximately $120 and $167, respectively.

The following table summarizes information about options outstanding and exercisable (including options to non-employees) as of June 30, 2017:

	Options outstanding			Options exercisable
	Number	Weighted		Number	Weighted
	Outstanding	average	Weighted	Outstanding	average	Weighted
	as of	remaining	Average	As of	remaining	Average
Range of	June 30,	contractual	Exercise	June 30,	contractual	Exercise
exercise price	2017	life (years)	Price	2017	life (years)	Price
$ 0.44- $0.90	595,000	3.25	$0.76	225,000	2.81	$0.78
1.07-1.46	425,000	4.03	1.12	50,000	1.05	1.46
1.58-1.68	115,000	4.33	1.59	10,000	2.51	1.68
2.32-2.36	233,500	1.88	2.35	233,500	1.88	2.35
3.03	40,000	2.23	$3.03	20,000	2.23	$3.03
	1,408,500	3.31		538,500	2.21

As of June 30, 2017, there was approximately $408 of total unrecognized compensation cost related to non-vested stock-based compensation arrangements. That cost is expected to be recognized over a weighted-average period of approximately 1.22 years.

On Track Innovations Ltd.

and Subsidiaries

Notes to the Interim Unaudited Condensed Consolidated Financial Statements

US dollars in thousands

Note 8 - Equity (cont’d)

A.	Stock option plans (cont’d)

During the six months ended June 30, 2017 and June 30, 2016, the Company recorded stock-based compensation expenses in the amount of $174 and $105, respectively, in accordance with ASC 718 “Compensation-Stock Compensation.”

B.	Warrants

As of June 30, 2017, there are remaining 40,000 outstanding warrants with a per share exercise price of $0.95. The warrants expire during 2019.

C.	Shares to non-employees

During the six months ended June 30, 2017, the Company granted 30,000 ordinary shares to one of its consultants. The expenses that are recognized due to this grant are immaterial and are presented within ‘stock-based compensation’ in the statement of changes in equity for the six months ended June 30, 2017.

Note 9 - Operating segments

For the purposes of allocating resources and assessing performance in order to improve profitability, the Company's chief operating decision maker (“CODM”) examines two segments which are the Company's strategic business units: (1) Retail and Mass Transit Ticketing; and (2) Petroleum. In addition to its two reportable segments, certain products for the medical industry and other secure smart card solutions are classified under the Company’s “Other” segment.

Information regarding the results of each reportable segment is included below based on the internal management reports that are reviewed by the CODM.

	Three months ended June 30, 2017
	Retail and Mass Transit Ticketing	Petroleum	Other	Consolidated

Revenues	$4,682	$1,910	$354	$6,946
Reportable segment gross profit *	2,568	889	211	3,668
Reconciliation of reportable segment gross profit to gross profit for the period
Depreciation				(199)
Stock-based compensation				1
Gross profit for the period				$3,470

* Gross profit as reviewed by the CODM, represents gross profit, adjusted to exclude depreciation and stock-based compensation.

On Track Innovations Ltd.

and Subsidiaries

Notes to the Interim Unaudited Condensed Consolidated Financial Statements

US dollars in thousands

Note 9 - Operating segments (cont’d)

	Three months ended June 30, 2016
	Retail and Mass Transit Ticketing	Petroleum	Other	Consolidated

Revenues	$3,239	$831	$740	$4,810
Reportable segment gross profit *	1,795	497	350	2,642
Reconciliation of reportable segment gross profit to gross profit for the period
Depreciation				(188)
Stock-based compensation				(4)
Gross profit for the period				$2,450

	Six months ended June 30, 2017
	Retail and Mass Transit Ticketing	Petroleum	Other	Consolidated

Revenues	$7,423	$2,728	$815	$10,966
Reportable segment gross profit *	4,209	1,396	469	6,074
Reconciliation of reportable segment gross profit to gross profit for the period
Depreciation				(383)
Stock-based compensation				(1)
Gross profit for the period				$5,690

	Six months ended June 30, 2016
	Retail and Mass Transit Ticketing	Petroleum	Other	Consolidated

Revenues	$6,138	$1,940	$1,304	$9,382
Reportable segment gross profit *	3,310	1,198	642	5,150
Reconciliation of reportable segment gross profit to gross profit for the period
Depreciation				(377)
Stock-based compensation				-
Gross profit for the period				$4,773

* Gross profit as reviewed by the CODM, represents gross profit, adjusted to exclude depreciation and stock-based compensation.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward - Looking Statements

The statements contained in this Quarterly Report on Form 10-Q, or Quarterly Report, that are not historical facts are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 and other federal securities laws. Such forward-looking statements may be identified by, among other things, the use of forward-looking terminology such as “believes”, “intends”, “plans”, “expects”, “may”, “will”, “should”, or “anticipates” or the negative thereof or other variations thereon or comparable terminology, and similar expressions are intended to identify forward-looking statements. We remind readers that forward-looking statements are merely predictions and therefore are inherently subject to uncertainties and other factors and involve known and unknown risks that could cause the actual results, performance, levels of activity, or our achievements, or industry results, to be materially different from any actual future results, performance, levels of activity, or our achievements, or industry results, expressed or implied by such forward-looking statements. Such forward-looking statements may appear in this Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” as well as elsewhere in this Quarterly Report and include, among other statements, statements regarding the following:

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

Our business and operations are subject to substantial risks, which increase the uncertainty inherent in the forward-looking statements contained in this Quarterly Report. Except as required by law, we undertake no obligation to release publicly the result of any revision to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Further information on potential factors that could affect our business is described among others under the heading “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2016 filed with SEC. Readers are also urged to carefully review and consider the various disclosures we have made in that report.

As used in this Quarterly Report, the terms “we”, “us”, “our”, “the Company”, and “OTI” mean On Track Innovations Ltd. and our subsidiaries and affiliates, unless otherwise indicated or as otherwise required by the context.

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

Three months ended June 30, 2017, compared to the three months ended June 30, 2016

Sources of Revenue

We have historically derived a substantial majority of our revenues from the sale of our products, including both complete systems and original equipment manufacturer components and also, less significantly, from engineering services, customer services and technical support. In addition, we generate revenues from licensing and transaction fees. During the three months ended June 30, 2017 and June 30, 2016, the revenues that we derived from sales and licensing and transaction fees were as follows (in thousands):

	Three months ended June 30,
	2017	2016
Sales	$5,646	$3,584
Licensing and transaction fees	$1,300	$1,226
Total revenues	$6,946	$4,810

Sales. Sales increased by $2.1 million, or 58%, in the three months ended June 30, 2017, compared to the three months ended June 30, 2016. The increase is mainly attributed to an increase in Retail and Mass Transit Ticketing segment sales in the Japanese market and an increase in Petroleum segment sales in Africa.

Licensing and transaction fees. Licensing and transaction fees include single and periodic payments for distribution rights for our products as well as licensing our IP rights to third parties. Transaction fees are paid by customers based on the volume of transactions processed by systems that contain our products. Our licensing and transaction fees in the three months ended June 30, 2017, compared to the three months ended June 30, 2016, increased by $74,000, or 6%. The increase is mainly attributed to an increase in licensing and transaction fees related to our otiMetry solution in Europe and to an increase in mass transit transaction fees in Poland.

We have historically derived revenues from different geographical areas.  The following table sets forth our revenues, by dollar amount (in thousands) and as a percentage of quarterly revenues in different geographical areas, in the three months ended June 30, 2017 and June 30, 2016:

Three months ended June 30,	Africa		Europe		APAC		Americas
2017	$1,567	22%	$1,706	25%	$1,399	20%	$2,274	33%
2016	$1,131	24%	$1,463	30%	$133	3%	$2,083	43%

Our revenues from sales in Africa increased by $436,000, or 39%, in the three months ended June 30, 2017, compared to the three months ended June 30, 2016, mainly due to an increase in sales of petroleum products, partially offset by a decrease of our MediSmart products.

Our revenues from sales in Europe increased by $243,000, or 17%, in the three months ended June 30, 2017, compared to the three months ended June 30, 2016, mainly due to an increase in Retail and Mass Transit Ticketing segment sales.

Our revenues from sales in the Asia-Pacific region, or APAC, increased by $1.3 million, or 952%, in the three months ended June 30, 2017, compared to the three months ended June 30, 2016, mainly due to our first deliveries to the Japanese market.

Our revenues from sales in Americas increased by $191,000, or 9%, in the three months ended June 30, 2017, compared to the three months ended June 30, 2016, mainly due to an increase in sales of Petroleum products to the South American market partially offset by a decrease in sales of readers to the U.S. market.

Our revenues derived from outside the United States are primarily received in currencies other than the U.S. dollar and accordingly have a varying impact upon our total revenues as a result of fluctuations in exchange rates.

The following table sets forth our revenues by dollar amount (in thousands) and as a percentage of revenues by segments, during the three months ended June 30, 2017 and June 30, 2016:

Three months ended June 30,	Retail and Mass Transit Ticketing		Petroleum		Other
2017	$4,682	67%	$1,910	28%	$354	5%
2016	$3,239	67%	$831	17%	$740	16%

Our revenues from Retail and Mass Transit Ticketing in the three months ended June 30, 2017 increased by $1.4 million, or 45%, compared to the three months ended June 30, 2016, mainly due to an increase in sales in the Japanese market partially offset by a decrease in sales of readers in the United States.

Our revenues in the three months ended June 30, 2017 from Petroleum increased by $1.1 million, or 130%, compared to the three months ended June 30, 2016, mainly due to an increase in Petroleum products in Africa and South America.

Our revenues in the three months ended June 30, 2017, from our other segment decreased by $386,000, or 52%, compared to the three months ended June 30, 2016, mainly due to a decrease in sales of MediSmart products in East Africa.

Cost of Revenues and Gross Margin

Our cost of revenues, presented by gross profit and gross margin percentage, in the three months ended June 30, 2017 and June 30, 2016, were as follows (dollar amounts in thousands):

	Three months ended June 30,
	2017	2016
Cost of sales	$3,476	$2,360
Gross profit	$3,470	$2,450
Gross margin percentage	50%	51%

Cost of sales. Cost of sales consists primarily of materials, as well as salaries, fees to subcontractors and related costs of our technical staff that assemble our products. The increase of $ 1.1 million, or 47%, in the three months ended June 30, 2017, compared to the three months ended June 30, 2016, resulted primarily from an increase in our revenues.

Gross margin. The decrease in gross margin in the three months ended June 30, 2017, compared to the three months ended June 30, 2016, is mainly attributed to a change in our revenue mix.

Operating expenses

Our operating expenses in the three months ended June 30, 2017 and June 30, 2016, were as follows (in thousands):

Operating expenses	Three months ended June 30,
	2017	2016
Research and development	$889	$747
Selling and marketing	$1,492	$1,321
General and administrative	$939	$902
Total operating expenses	$3,320	$2,970

Research and development.  Our research and development expenses consist primarily of the salaries and related expenses of our research and development staff, as well as subcontracting expenses. The increase of $142,000, or 19%, in the three months ended June 30, 2017, compared to the three months ended June 30, 2016, is primarily attributed to an increase in the number of research and development employees and to a lesser extent to an increase in subcontractor expenses.

Selling and marketing. Our selling and marketing expenses consist primarily of salaries and substantially all of the expenses of our sales and marketing subsidiaries and offices in the United States, South Africa and Europe, as well as expenses related to advertising, professional expenses and participation in exhibitions and tradeshows. The increase of $171,000, or 13%, in the three months ended June 30, 2017, compared to the three months ended June 30, 2016, is primarily attributed to an increase in marketing and advertising expenses and to a lesser extent to an increase in employment expenses of selling and marketing employees.

General and administrative.  Our general and administrative expenses consist primarily of salaries and related expenses of our executive management and financial and administrative staff. These expenses also include costs of our professional advisors (such as legal and accounting), office expenses, insurance and provision for doubtful accounts. Our general and administrative expenses, in the three months ended June 30, 2017, compared to the three months ended June 30, 2016, remained consistent.

Financing expenses, net

Our financing expenses, net, in the three months ended June 30, 2017 and June 30, 2016 were as follows (in thousands):

	Three months ended June 30,
	2017	2016
Financing expenses, net	$(39)	$(62)

Financing expenses consist primarily of interest payable on bank loans, bank commissions and foreign exchange losses. Financing income consists primarily of foreign exchange gains and interest earned on investments in short-term deposits. The decrease in financing expenses, net in the three months ended June 30, 2017, compared to the three months ended June 30, 2016, of $23,000, or 37%, is mainly attributed to lower interest payable on bank loans.

Net income (loss) from continuing operations

Our net income (loss) from continuing operations in the three months ended June 30, 2017 and June 30, 2016, was as follows (in thousands):

	Three months ended June 30,
	2017	2016
Net income (loss) from continuing operations	$86	$(598)

The increase of $684,000, in the three months ended June 30, 2017, compared to the three months ended June 30, 2016, is primarily due an increase in our sales and an increase in our gross profit, partially offset by an increase in our operating expenses, as described above.

Net profit from discontinued operations

Our net profit from discontinued operations in the three months ended June 30, 2017 and June 30, 2016, was as follows (in thousands):

	Three months ended June 30,
	2017	2016
Net profit from discontinued operations	$7	$1,947

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

The decrease in net profit from discontinued operations of $1.9 million in the three months ended June 30, 2017, compared to the three months ended June 30, 2016, is mainly attributed to the $2.1 million settlement fee paid to us in May 2016, in connection with a litigation with SuperCom Ltd. relating to the sale of our SmartID division.

Net income

Our net income in the three months ended June 30, 2017 and June 30, 2016, was as follows (in thousands):

	Three months ended June 30,
	2017	2016
Net income	$93	$1,349

The decrease in net income of $1.3 million, in the three months ended June 30, 2017, compared to the three months ended June 30, 2016, is primarily due to a decrease in net profit from discontinued operations partially offset by an increase in our gross profit.

Six months ended June 30, 2017, compared to the six months ended June 30, 2016

Sources of Revenue

During the six months ended June 30, 2017 and June 30, 2016, the revenues that we derived from sales and licensing and transaction fees were as follows (in thousands):

	Six months ended June 30,
	2017	2016
Sales	$8,426	$6,946
Licensing and transaction fees	$2,540	$2,436
Total revenues	$10,966	$9,382

Sales. Sales increased by $1.5 million, or 21%, in the six months ended June 30, 2017, compared to the six months ended June 30, 2016. The increase is mainly attributed to an increase in Retail and Mass Transit Ticketing segment sales in the Japanese market, an increase in Petroleum segment sales in Africa and an increase in sales of readers and our otiMetry solution in Europe partially offset by a decrease in sales of readers to the U.S. market.

Licensing and transaction fees. Our licensing and transaction fees in the six months ended June 30, 2017, compared to the six months ended June 30, 2016, increased by $104,000, or 4%. The increase is mainly attributed to licensing and transaction fees related to our otiMetry solution in Europe and to an increase in mass transit transaction fees in Poland.

The following table sets forth our revenues, by dollar amount (in thousands) and as a percentage of revenues in different geographical areas, in the six months ended June 30, 2017 and June 30, 2016:

Six months ended June 30,	Africa		Europe		APAC		Americas
2017	$2,353	21%	$3,934	36%	$1,734	16%	$2,945	27%
2016	$1,967	21%	$2,930	31%	$233	3%	$4,252	45%

Our revenues from sales in Africa increased by $386,000, or 20%, in the six months ended June 30, 2017, compared to the six months ended June 30, 2016, mainly due to an increase in sales of our petroleum products, partially offset by a decrease in sales of MediSmart products.

Our revenues from sales in Europe increased by $1 million, or 34%, in the six months ended June 30, 2017, compared to the six months ended June 30, 2016, mainly due to an increase in our otiMetry solution in the European market.

Our revenues from sales in APAC increased by $1.5 million, or 644%, in the six months ended June 30, 2017, compared to the six months ended June 30, 2016, mainly due to an increase in sales in the Japanese market.

Our revenues from sales in Americas decreased by $1.3 million, or 31%, in the six months ended June 30, 2017, compared to the six months ended June 30, 2016, mainly due to a decrease in sales of readers to the U.S. market.

Our revenues derived from outside the United States are primarily received in currencies other than the U.S. dollar and accordingly have a varying impact upon our total revenues as a result of fluctuations in exchange rates.

The following table sets forth our revenues by dollar amount (in thousands) and as a percentage of revenues by segments, during the six months ended June 30, 2017 and June 30, 2016:

Six months ended June 30,	Retail and Mass Transit Ticketing		Petroleum		Other
2017	$7,423	68%	$2,728	25%	$815	7%
2016	$6,138	65%	$1,940	21%	$1,304	14%

Our revenues from Retail and Mass Transit Ticketing in the six months ended June 30, 2017 increased by $1.3 million, or 21%, compared to the six months ended June 30, 2016, mainly due to an increase in sales in the Japanese market and an increase in readers and otiMetry solution sales in the European market partially offset by a decrease in sales of readers in the United States.

Our revenues in the six months ended June 30, 2017 from Petroleum increased by $788,000, or 41%, compared to the six months ended June 30, 2016, mainly due to an increase in Petroleum products in Africa.

Our revenues in the six months ended June 30, 2017, from our Other segment decreased by $489,000, or 38%, compared to the six months ended June 30, 2016, mainly due to a decrease in sales of MediSmart products in East Africa.

Cost of Revenues and Gross Margin

Our cost of revenues, presented by gross profit and gross margin percentage, in the six months ended June 30, 2017 and June 30, 2016, were as follows (dollar amounts in thousands):

	Six months ended June 30,
	2017	2016
Cost of sales	$5,276	$4,609
Gross profit	$5,690	$4,773
Gross margin percentage	52%	51%

Cost of sales. The increase of $667,000, or 14%, in the six months ended June 30, 2017, compared to the six months ended June 30, 2016, resulted primarily from an increase in our revenues.

Gross margin. The increase in gross margin in the six months ended June 30, 2017, compared to the six months ended June 30, 2016, is mainly attributed to a favorable change in our revenue mix.

Operating expenses

Our operating expenses in the six months ended June 30, 2017 and June 30, 2016, were as follows (in thousands):

Operating expenses	Six months ended June 30,
	2017	2016
Research and development	$1,591	$1,468
Selling and marketing	$2,834	$2,674
General and administrative	$1,795	$1,826
Total operating expenses	$6,220	$5,968

Research and development. The increase of $123,000, or 8%, in the six months ended June 30, 2017, compared to the six months ended June 30, 2016, is primarily attributed to an increase in the number of research and development employees and to an increase in subcontractor expenses.

Selling and marketing. The increase of $160,000, or 6%, in the six months ended June 30, 2017, compared to the six months ended June 30, 2016, is primarily attributed to an increase in employment expenses of selling and marketing employees and to an increase in marketing and advertising expenses.

General and administrative. Our general and administrative expenses, in the six months ended June 30, 2017, compared to the six months ended June 30, 2016, remained consistent.

Financing expenses, net

Our financing expenses, net, in the six months ended June 30, 2017 and June 30, 2016, were as follows (in thousands):

	Six months ended June 30,
	2017	2016
Financing expenses, net	$(110)	$(155)

The decrease of financing income in the six months ended June 30, 2017, compared to the six months ended June 30, 2016, of $45,000, or 29%, is mainly due to a decrease in financing expense related to interest payable on bank loans.

Net loss from continuing operations

Our net loss from continuing operations in the six months ended June 30, 2017 and June 30, 2016, was as follows (in thousands):

	Six months ended June 30,
	2017	2016
Net loss from continuing operations	$(696)	$(1,382)

The decrease of $686,000, or 50%, in the six months ended June 30, 2017, compared to the six months ended June 30, 2016, is primarily due an increase in our sales and an increase in our gross profit partially offset by an increase in our operating expenses.

Net profit (loss) from discontinued operations

Our net profit (loss) from discontinued operations in the six months ended June 30, 2017 and June 30, 2016, was as follows (in thousands):

	Six months ended June 30,
	2017	2016
Net profit (loss) from discontinued operations	$(76)	$1,803

The decrease in net profit (loss) from discontinued operations of $1.9 million in the six months ended June 30, 2017, compared to the six months ended June 30, 2016, is mainly attributed to the $2.1 million settlement fee paid to us in May 2016, in connection with a litigation with SuperCom Ltd. relating to the sale of our SmartID division.

Net income (loss)

Our net income (loss) in the six months ended June 30, 2017 and June 30, 2016, was as follows (in thousands):

	Six months ended June 30,
	2017	2016
Net income (loss)	$(772)	$421

The decrease in net income of $1.2 million, in the six months ended June 30, 2017, compared to the six months ended June 30, 2016, is primarily due to a decrease in net profit from discontinued operations partially offset by a decrease in net loss from continuing operations as described above.

Liquidity and Capital Resources

Our principal sources of liquidity since our inception have been sales of equity securities, borrowings from banks, cash from the exercise of options and warrants and proceeds from divestitures of parts of our businesses. We had cash, cash equivalents and short-term investments representing bank deposits of $9.3 million as of June 30, 2017 (of which $1.5 million had then been pledged as a security in respect of performance guarantees granted to third parties and guarantees to secure customer advances, loans and credit lines received from a bank) and $11.5 million as of December 31, 2016 (of which $1.5 million had then been pledged as a security in respect of performance guarantees granted to third parties, loans and credit lines received from a bank). We believe that we have sufficient capital resources to fund our operations in the next 12 months.  We adhere to an investment policy which is intended to enable the Company to avoid being classified as a “passive foreign investment company,” or PFIC, under U.S. law. That said, we cannot provide complete assurance that PFIC status will be avoided in the future. In addition, our investment policy requires investment in high-quality investment-grade securities. As of June 30, 2017, our bank loans are denominated in the following currencies: Polish Zloty ($964,000, with maturity dates ranging from 2017 through 2019) and South African Rand ($632,000, with maturity dates ranging from 2017 through 2023). As of June 30, 2017, these loans bear interest at rates ranging from 3.2%-10.5% per annum.

Our composition of long-term loans as of June 30, 2017, was as follows (in thousands):

June 30, 2017
Long-term loans	$1,596
Less - current maturities	555
$1,041

Our composition of short-term loans, bank credit and current maturities of long-term loans as of June 30, 2017 was as follows (in thousands):

	June 30, 2017
	Interest rate
In U.S. dollars	5.28%	$2,262
In Polish Zloty	3.63%	1,074
In NIS	4.35%	772
		4,108
Current maturities of long-term loans		555
		$4,663

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

As of June 30, 2017, we granted guarantees to third parties including performance guarantees and guarantees to secure customer advances in the sum of $347,000. The expiration dates of the guarantees range from October 2017 to June 2019.

Operating activities related to continuing operations

For the six months ended June 30, 2017, net cash used in continuing operating activities was $2.3 million primarily due to a $1.2 million increase in trade receivables, an $855,000 decrease in other current liabilities, a $696,000 net loss from continuing operations, a $396,000 decrease in trade payables, a $47,000 increase in inventory, a $47,000 increase in accrued interest and a $7,000 gain on sale of fixed assets, partially offset by $583,000 of depreciation, a $174,000 expense due to stock based compensation issued to employees, a $90,000 decrease in other receivables and prepaid expenses, a $74,000 increase in accrued severance pay and a $21,000 increase in deferred tax liability.

For the six months ended June 30, 2016, net cash used in continuing operating activities was $1.2 million, primarily due to a $1.4 million net loss from continuing operations, a $1.1 million increase in trade receivables, a $453,000 decrease in other current liabilities, and a $151,000 decrease in accrued severance pay, partially offset by a $617,000 of depreciation, a $590,000 decrease in inventory, a $290,000 increase in trade payables, a $215,000 decrease in other receivables and prepaid expenses, a $105,000 expense due to stock based compensation issued to employees, a $55,000 decrease in accrued interest and a $32,000 increase in deferred tax liability.

Operating activities related to discontinued operations

For the six months ended June 30, 2017, net cash used in discontinued operating activities was $71,000, related to our previous parking business and SmartID division.

For the six months ended June 30, 2016, net cash used in discontinued operating activities was $214,000, related to our previous parking business and SmartID division.

Investing and financing activities related to continuing operations

For the six months ended June 30, 2017, net cash provided by continuing investing activities was $2.3 million, mainly due to a $2.5 million change in short-term investments, net, $44,000 in proceeds from restricted deposit for employee benefits and $12,000 in proceeds from the sale of fixed assets, partially offset by a $157,000 investment in capitalized product costs and $98,000 of purchases of property and equipment.

For the six months ended June 30, 2016, net cash used in continuing investing activities was $725,000, mainly due to an $884,000 change in short-term investments, net, $139,000 of purchases of property and equipment and a $98,000 investment in capitalized product costs, partially offset by $396,000 of advance payment from sale of property.

For the six months ended June 30, 2017, net cash used in continuing financing activities was $146,000, mainly due to a $374,000 repayment of long-term bank loans, partially offset by a $213,000 increase in short-term bank credit, net and $15,000 of proceeds from exercises of options and warrants.

For the six months ended June 30, 2016, net cash used in continuing financing activities was $430,000, mainly due to a $538,000 repayment of long-term bank loans, partially offset by an $81,000 increase in short-term bank credit, net and $27,000 of proceeds from long-term bank loans.

 Investing and financing activities related to discontinued operations

We had no cash flows provided by or used in discontinued investing activities in the six months ended June 30, 2017.

For the six months ended June 30, 2016, net cash provided by discontinued investing activities was $1.9 million, most of which was attributed to the $2.1 million paid by SuperCom Ltd. to us under the terms of the settlement agreement with us.

We had no cash flows provided by or used in discontinued financing activities in the six months ended June 30, 2017 and June 30, 2016.

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

Changes in Internal Control Over Financial Reporting - There has been no change in our internal control over financial reporting during the second quarter of fiscal 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

As previously reported in our Annual Report on Form 10-K filed with the SEC on March 28, 2017, on March 1, 2017, USA Technologies Inc., or USAT, filed a claim against us and our U.S. subsidiary, OTI America Inc., or OTI America, in the U.S. District Court, Eastern District of Pennsylvania. The claim asserts, among other things, that products sold by us to USAT’s manufacturing subcontractor, Masterwork Electronics, Inc., or Masterwork, fail to conform to promised specifications in that they do not include Apple Value Added Services, or VAS, an add-on feature to Apple Pay which was then not yet offered on our products. USAT seeks payment of $4,912,600 plus interest and costs, comprised of $728,800 to cover payment for alternative products, and $4,183,800 to cover costs of replacing the allegedly non-conforming products already installed. We deny the allegations asserted by USAT and intend to defend the claim vigorously. OTI America submitted its answer to USAT’s complaint on April 24, 2017. We submitted our answer to USAT’s complaint on May 8, 2017. Discovery in this proceeding is currently underway. A pre-trial conference for this matter is scheduled for August 2, 2018 with trial dates to be set thereafter Based on the advice of counsel, we currently believe that neither OTI America nor we have any obligations to USAT in connection with USAT’s claims specified above.

As previously reported in our Annual Report on Form 10-K filed with the SEC on March 28, 2017, on March 3, 2017, we filed a claim against Masterwork in the U.S. District Court for the Northern District of California. We seek payment of $2,518,000 plus interest and costs as a result of Masterwork’s refusal to perform its obligations in connection with a purchase order supplied by Masterwork to us, based on Masterwork’s allegations that its customer, USAT, had apparently claimed that the products do not include the VAS feature requested by USAT, though such feature was then not offered by us and was not specified in the purchase order. The products subject to USAT’s litigation mentioned above include the products subject to the purchase order referred to in our claim against Masterwork. Masterwork submitted its answer to our complaint on April 20, 2017. On May 26, 2017, we amended our complaint to add USAT as a defendant, asserting claims against USAT for tortious interference with contract. On June 3, 2017, Masterwork moved to transfer the California matter to the U.S. District Court, Eastern District of Pennsylvania so that it be consolidated with the above-described USAT litigation. Masterwork’s request was granted on July 20, 2017, resulting in the transfer of this matter to the Eastern District of Pennsylvania where it is expected to be consolidated with the USAT litigation described above. Based on the advice of counsel, we currently believe that we have a meritorious claim against Masterwork and USAT.

On October 3, 2013, a financial claim was filed against us and our then-subsidiary, Parx France (referred to in this paragraph, collectively, as the Defendants), in the Commercial Court of Paris, France. The sum of the claim is €1.5 million (approximately $1.7 million), and is based on the allegation that the plaintiff sustained certain losses in connection with Defendants not granting the plaintiff exclusive marketing rights to distribute and operate the Defendants’ PIAF Parking System in Paris and the Ile of France. We filed an initial memorandum of defense rejecting all the plaintiff’s allegations and claims. A hearing in this matter is scheduled for September 19, 2017. Based on the advice of counsel, we currently believe that we have no material obligations to the plaintiff.

Item 6. Exhibits.

3.1	Amended and Restated Articles of Incorporation (incorporated by reference to the Company’s Report on Form 6-K filed with the SEC on October 31, 2013).

3.2	Memorandum of Association, dated February 14, 1990 (incorporated by reference to the Company’s Registration Statement on Form F-1, filed with the SEC on June 14, 2002).

31.1*	Rule 13a-14(a) Certification of Chief Executive Officer.

31.2*	Rule 13a-14(a) Certification of Chief Financial Officer.

32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.

32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

101 *	The following materials from our Quarterly Report on Form 10-Q for the quarter ended June 30, 2017 formatted in XBRL (eXtensible Business Reporting Language): (i) the Interim Condensed Consolidated Balance Sheets, (ii) the Interim Condensed Consolidated Statements of Operations, (iii) the Interim Condensed Consolidated Statements of Comprehensive Income (Loss), (iv) the Interim Condensed Statements of Changes in Equity, (v) the Interim Condensed Consolidated Statements of Cash Flows, and (vi) the Notes to Interim Condensed Consolidated Financial Statements, tagged as blocks of text and in detail.

* Filed herewith.

** Furnished herewith.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ON TRACK INNOVATIONS LTD.

By:	/s/ Shlomi Cohen
Shlomi Cohen, Chief Executive Officer
(Principal Executive Officer)

Dated: August 9, 2017

By:	/s/ Yishay Curelaru
Yishay Curelaru, Chief Financial Officer
(Principal Financial and Accounting Officer)

Dated: August 9, 2017

