Form 10-Q
period 2017-09-30
ON TRACK INNOVATIONS LTD
filed 2017-11-14
CIK 1021604

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

Yes ☐          No ☒

State the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: 41,134,378 Ordinary Shares outstanding as of November 6, 2017.

ON TRACK INNOVATIONS LTD.

PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements.

ON TRACK INNOVATIONS LTD. AND ITS SUBSIDIARIES

INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As of September 30, 2017

(Unaudited)

1

On Track Innovations Ltd.

and its Subsidiaries

Interim Unaudited Condensed Consolidated Financial Statements as of September 30, 2017

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

On Track Innovations Ltd.

and its Subsidiaries

Interim Unaudited Condensed Consolidated Balance Sheets

US dollars in thousands except share and per share data

	September 30,	December 31,
	2017	2016

Assets

Current assets
Cash and cash equivalents	$6,000	$5,952
Short-term investments	2,667	5,585
Trade receivables (net of allowance for doubtful accounts of $638 and $720 as of September 30, 2017 and December 31, 2016, respectively)	5,470	5,620
Other receivables and prepaid expenses	3,963	1,638
Inventories	3,818	3,069
Total current assets	21,918	21,864

Long-term restricted deposit for employees benefit	494	453

Severance pay deposits	353	322

Property, plant and equipment, net	5,824	5,788

Intangible assets, net	337	278

Total Assets	$28,926	$28,705

The accompanying notes are an integral part of these interim unaudited condensed consolidated financial statements.

On Track Innovations Ltd.

and its Subsidiaries

Interim Unaudited Condensed Consolidated Balance Sheets

US dollars in thousands except share and per share data

	September 30,	December 31,
	2017	2016

Liabilities and Equity

Current Liabilities
Short-term bank credit and current maturities of long-term bank loans	$4,389	$4,369
Trade payables	6,898	6,957
Other current liabilities	2,482	2,822
Total current liabilities	13,769	14,148

Long-Term Liabilities
Long-term loans, net of current maturities	889	1,215
Accrued severance pay	914	811
Deferred tax liability	477	373
Total long-term liabilities	2,280	2,399

Total Liabilities	16,049	16,547

Commitments and Contingencies

Equity
Shareholders' Equity
Ordinary shares of NIS 0.1 par value: Authorized: 50,000,000 shares as of September 30, 2017 and December 31, 2016; issued: 42,313,077 and 42,243,075 shares as of September 30, 2017 and December 31, 2016, respectively; outstanding: 41,134,378 and 41,064,376 shares as of September 30, 2017 and December 31, 2016, respectively	1,063	1,061
Additional paid-in capital	224,676	224,415
Treasury shares at cost - 1,178,699 shares as of September 30, 2017 and December 31, 2016	(2,000)	(2,000)
Accumulated other comprehensive loss	(876)	(1,236)
Accumulated deficit	(209,986)	(210,082)
Total Equity	12,877	12,158

Total Liabilities and Equity	$28,926	$28,705

The accompanying notes are an integral part of these interim unaudited condensed consolidated financial statements.

On Track Innovations Ltd.

and its Subsidiaries

Interim Unaudited Condensed Consolidated Statements of Operations

US dollars in thousands except share and per share data

	Three months ended September 30,			Nine months ended September 30,
	2017	2016		2017	2016

Revenues
Sales	$3,445		$3,463	$11,871	$10,409
Licensing and transaction fees	1,225		2,133	3,765	4,569
Total revenues	4,670		5,596	15,636	14,978

Cost of revenues
Cost of sales	2,192		2,557	7,468	7,167
Total cost of revenues	2,192		2,557	7,468	7,167

Gross profit	2,478		3,039	8,168	7,811
Operating expenses
Research and development	823		604	2,414	2,072
Selling and marketing	1,332		1,300	4,166	3,974
General and administrative	758		787	2,553	2,613
Other expenses	-		83	-	83
Total operating expenses	2,913		2,774	9,133	8,742

Operating (loss) income from continuing operations	(435)		265	(965)	(931)
Financial expenses, net	(126)		(30)	(236)	(185)

Profit (loss) from continuing operations before taxes on income	(561)		235	(1,201)	(1,116)
Income tax	(12)		(28)	(68)	(60)

Net (loss) income from continuing operations	(573)		207	(1,269)	(1,176)
Net income (loss) from discontinued operations	1,441		(279)	1,365	1,525

Net income (loss)	868		(72)	96	349

Net loss attributable to noncontrolling interest	-		5	-	32
Net income (loss) attributable to shareholders	$868		$(67)	$96	$381

Basic and diluted net gain (loss) attributable to shareholders per ordinary share
From continuing operations	(0.01)		0.01	(0.03)	(0.03)
From discontinued operations	0.03		(0.01)	0.03	0.04
	$0.02	$	(* )	(* )	$0.01
Weighted average number of ordinary shares used in computing basic net (loss) income per ordinary share	41,122,965		40,914,258	41,099,603	40,895,268

Weighted average number of ordinary shares used in computing diluted net (loss) income per ordinary share	41,122,965		41,667,258	41,099,603	40,895,268

(*) Less than $0.01 per ordinary share.

The accompanying notes are an integral part of these interim unaudited condensed consolidated financial statements.

On Track Innovations Ltd.

and its Subsidiaries

Interim Unaudited Condensed Consolidated Statements of Comprehensive Income (Loss)

US dollars in thousands

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016

Total comprehensive income (loss):
Net income (loss)	$868	$(72)	$96	$349
Foreign currency translation adjustments	28	110	360	88

Total comprehensive income	$896	$38	$456	$437
Comprehensive loss attributable to the non-controlling interest	-	5	-	32

Total comprehensive income attributable to shareholders	$896	$43	$456	$469

The accompanying notes are an integral part of these interim unaudited condensed consolidated financial statements.

On Track Innovations Ltd.

and its Subsidiaries

Interim Unaudited Condensed Consolidated Statements of Changes in Equity

US dollars in thousands except number of shares

							Accumulated other
	Number of				Additional	Treasury	comprehensive
	Shares		Share		paid-in	Shares	Income	Accumulated	Noncontrolling	Total
	issued		capital		capital	(at cost)	(loss)	deficit	interest	equity

Balance as of December 31, 2015	42,014,673		$1,055		$225,925	$(2,000)	$(1,084)	$(209,254)	$(1,819)	$12,823

Changes during the nine month period ended September 30, 2016:

Stock-based compensation	15,000(**	)	(*	)	174	-	-	-	-	174
Exercise of options and warrants	90,402		2		35	-	-	-	-	37
Increase in the ownership rate in subsidiaries (***)	-		-		(1,920)	-	-	-	1,851	(69)
Foreign currency translation adjustments	-		-		-	-	88	-	-	88
Net income (loss)	-		-		-	-	-	381	(32)	349
Balance as of September 30, 2016	42,120,075		$1,057		$224,214	$(2,000)	$(996)	$(208,873)	$-	$13,402

Balance as of December 31, 2016	42,243,075		$1,061		$224,415	$(2,000)	$(1,236)	$(210,082)	$-	$12,158

Changes during the nine month period ended September 30, 2017:
Stock-based compensation	45,000(**	)	2		236	-	-	-	-	238
Exercise of options	25,002		(*)		25	-	-	-	-	25
Foreign currency translation adjustments	-		-		-	-	360	-	-	360
Net income	-		-		-	-	-	96	-	96
Balance as of September 30, 2017	42,313,077		$1,063		$224,676	$(2,000)	$(876)	$(209,986)	$-	$12,877

(*) Less than $1.

(**) See Note 8C.

(***) See Note 1C(2).

The accompanying notes are an integral part of these interim unaudited condensed consolidated financial statements.

On Track Innovations Ltd.

and its Subsidiaries

Interim Unaudited Condensed Consolidated Statements of Cash Flows

US dollars in thousands

	Nine months ended September 30,
	2017	2016
Cash flows from continuing operating activities
Net loss from continuing operations	$(1,269)	$(1,176)
Adjustments required to reconcile net loss to
net cash used in continuing operating activities:
Stock-based compensation related to options and shares issued to employees and others	238	174
Depreciation	878	911
Deferred tax, net	37	60
(Gain) loss on sale of property and equipment	(9)	83
Accrued interest and linkage differences, net	(41)	19

Changes in operating assets and liabilities:
Accrued severance pay, net	72	(152)
Decrease (increase) in trade receivables, net	187	(1,376)
(Increase) in other receivables and prepaid expenses	(435)	(16)
(Increase) decrease in inventories	(710)	246
(Decrease) increase in trade payables	(611)	1,024
(Decrease) in other current liabilities	(777)	(408)
Net cash used in continuing operating activities	(2,440)	(611)

Cash flows from continuing investing activities

Purchase of property and equipment	(160)	(185)
Proceeds from sale of property and equipment	14	1,779
Change in short-term investments, net	2,917	(502)
Investment in capitalized product costs	(185)	(139)
Proceeds from restricted deposit for employees benefit	44	142
Net cash provided by continuing investing activities	2,630	1,095

Cash flows from continuing financing activities
(Decrease) increase in short-term bank credit, net	(72)	287
Proceeds from long-term bank loans	-	27
Repayment of long-term bank loans	(469)	(1,368)
Proceeds from exercise of options and warrants	25	37
Net cash used in continuing financing activities	(516)	(1,017)

Cash flows from discontinued operations
Net cash used in discontinued operating activities	(86)	(183)
Net cash provided by discontinued investing activities	-	2,152

Total net cash (used in) provided by discontinued operations	(86)	1,969

Effect of exchange rate changes on cash and cash equivalents	460	51

Increase in cash and cash equivalents	48	1,487
Cash and cash equivalents at the beginning of the period	5,952	5,450

Cash and cash equivalents at the end of the period	$6,000	$6,937

The accompanying notes are an integral part of these interim unaudited condensed consolidated financial statements.

F-7

On Track Innovations Ltd.

and its Subsidiaries

Interim Unaudited Condensed Consolidated Statements of Cash Flows (cont’d)

US dollars in thousands

	Nine months ended September 30,
	2017	2016
Supplementary cash flows activities:

Cash paid during the period for:
Interest paid	$140	$148
Income taxes paid	$31	$-

The accompanying notes are an integral part of these interim unaudited condensed consolidated financial statements.

On Track Innovations Ltd.

and Subsidiaries

Notes to the Interim Unaudited Condensed Consolidated Financial Statements

US dollars in thousands

Note 1 - Organization and Basis of Presentation

A.	Description of business

On Track Innovations Ltd. (the “Company”) was founded in 1990, in Israel. The Company and its subsidiaries (together, the “Group”) are principally engaged in the field of design and development of cashless payment solutions. During the nine-month period ended September 30, 2017, the Company completed the liquidation of its wholly-owned subsidiaries, Softchip Israel Ltd. and Softchip Technologies (3000) Ltd., and these entities are no longer part of the Group.

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

In the opinion of management, all adjustments considered necessary for a fair presentation, consisting of normal recurring adjustments, have been included. Operating results for the nine-month period ended September 30, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017.

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

On Track Innovations Ltd.

and Subsidiaries

Notes to the Interim Unaudited Condensed Consolidated Financial Statements

US dollars in thousands

Note 3 - Other Receivables and Prepaid Expenses

	September 30,	December 31,
	2017	2016
Government institutions	$476	$322
Prepaid expenses	412	526
Receivables under contractual obligations to be transferred to others (*)	383	346
Other receivables (see also Note 6).	2,692	444
	$3,963	$1,638

(*) The Company’s subsidiary in Poland is required to collect certain fees that are to be transferred to local authorities.

Note 4 - Other Current Liabilities

	September 30,	December 31,
	2017	2016
Employees and related expenses	$592	$1,011
Accrued expenses	1,430	1,473
Customer advances	224	249
Other current liabilities	236	89
	$2,482	$2,822

On Track Innovations Ltd.

and Subsidiaries

Notes to the Interim Unaudited Condensed Consolidated Financial Statements

US dollars in thousands

Note 5 - Commitments and Contingencies

A.	Legal claims

1.	In June 2013, prior to the Company's divestiture of its SmartID division, Merwell Inc. (“Merwell”) filed a claim against the Company before an agreed-upon arbitrator alleging breach of contract in connection with certain commissions claimed to be owed to Merwell with respect to the division’s activities in Tanzania. These activities, along with all other activities of the SmartID division, were later assigned to and assumed by SuperCom Ltd. (“SuperCom”) in its purchase of the division. SuperCom undertook to indemnify the Company and hold it harmless against any liabilities the Company may incur in connection with Merwell’s consulting agreement and the arbitration. An arbitration decision was issued on February 21, 2016, awarding Merwell approximately $855 for outstanding commissions. The arbitration decision is being appealed and is thus not yet ripe for enforcement. As mentioned above, based on the agreement with SuperCom, SuperCom is liable for the costs and liabilities arising out of this claim. Therefore, the financial statements do not include any provision for this claim.

2.	On October 3, 2013, a financial claim was filed against the Company and its then French subsidiary, Parx France (in this paragraph, together, the “Defendants”), in the Commercial Court of Paris, France (in this paragraph, the “Court”). The sum of the claim is € 1,500 (approximately $1,773), and is based on the allegation that the plaintiff sustained certain losses in connection with Defendants not granting the plaintiff exclusive marketing rights to distribute and operate the Defendants’ PIAF Parking System in Paris and the Ile of France. On October 25, 2017, the Paris Commercial Court issued its ruling in this matter dismissing all claims against the Company but ordering Parx France to pay the plaintiff €50 plus interest in damages plus another approximately €5 in other fees and penalties.

3.	On March 1, 2017, a claim (the “USAT Claim”) was filed in the U.S. District Court, Eastern District of Pennsylvania against the Company and its U.S. subsidiary, OTI America Inc. by USA Technologies Inc. (“USAT”). The USAT Claim asserted, among other things, that products sold by the Company to USAT’s manufacturing subcontractor, Masterwork Electronics, Inc. (“Masterwork”), failed to conform to promised specifications. USAT sought payment of $4,913 plus interest and costs, comprised of $729 to cover payment for alternative products, and $4,184 to cover costs of replacing the allegedly non-conforming products already installed. On March 3, 2017, the Company filed a lawsuit (the “OTI Claim”) against Masterwork in the U.S. District Court for the Northern District of California. The Company sought payment of $2,518 plus interest and costs as a result of Masterwork’s refusal to perform its obligations in connection with a purchase order supplied by Masterwork to the Company, based on Masterwork’s allegations that its customer, USAT, had apparently claimed that the products are not conforming. On July 20, 2017, the OTI Claim was transferred to the Eastern District of Pennsylvania and on August 23, 2017, the USAT Claim and OTI Claim were consolidated into a single action. On November 1, 2017, all parties to these proceedings entered into a settlement agreement resolving their disputes and have, accordingly, dismissed all litigation on November 1, 2017.

On Track Innovations Ltd.

and Subsidiaries

Notes to the Interim Unaudited Condensed Consolidated Financial Statements

US dollars in thousands

Note 5 - Commitments and Contingencies (cont’d)

B.	Guarantees

As of September 30, 2017, the Company has granted performance guarantees and guarantees to secure customer advances in the sum of $352. The expiration dates of the guarantees range from October 2017 to June 2019.

Note 6 - Discontinued operations

As described in Note 1C, the Company divested its interest in the SmartID division and its parking segment, and presented these activities as discontinued operations.

Set forth below are the results of the discontinued operations:

	Three months ended September 30,			Nine months ended September 30,
	2017		2016	2017		2016
Revenues	-		184	-		768
Expenses	(11)		(327)	(94)		(1,246)
Other (expenses) income, net	1,452(*	)	(136)	1,459(*	)	2,003
Net profit (loss) from discontinued operations	1,441		(279)	1,365		1,525

(*) On August 23, 2017, a judgment was issued by the Israeli Central District Court regarding the Company’s lawsuit against Harel Insurance Company Ltd. (“Harel”) for damages incurred by the Company due to flooding in a subcontractor’s manufacturing site. The judgment determined that an amount of $1,600, net be awarded to cover the Company’s damages.  On October 10, 2017, Harel submitted its appeal of the judgment to the Israeli Supreme Court as well as a request for stay of judgment.  On October 30, 2017, the Court denied the requested stay. Based on the advice of counsel, the Company currently believes that there are sufficient grounds on which to uphold the District Court’s ruling and, as such, Harel’s appeal will be denied.

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

The carrying amounts of variable interest rate long-term loans are equivalent or approximate to their fair value as they bear interest at approximate market rates. As of September 30, 2017, the fair value of bank loans with fixed interest rates did not differ materially from the carrying amount.

As of September 30, 2017, the Company held approximately $2,667 of short-term bank deposits (as of December 31, 2016, $5,585). As of September 30, 2017 and December 31, 2016, short-term deposits in the amount of $1,548 have been pledged as security in respect of guarantees granted in respect of performance guarantees, loans and credit lines received from a bank and cannot be pledged to others or withdrawn without the consent of the bank.

On Track Innovations Ltd.

and Subsidiaries

Notes to the Interim Unaudited Condensed Consolidated Financial Statements

US dollars in thousands

Note 8 - Equity

A.	Stock option plans

During the nine months ended September 30, 2017 and September 30, 2016, 100,000 and 270,000 options were granted, respectively. The vesting period for the options ranges from one year to four years. The exercise prices for the options range from $0.44 to $1.58. Those options expire up to five years after the date of the grant. Any options which are forfeited or cancelled before expiration become available for future grants under the Company’s option plan.

The fair value of each option granted to employees and non-employees during the nine months ended September 30, 2017 and September 30, 2016, was estimated on the date of grant, using the Black-Scholes model and the following assumptions:

1.	Dividend yield of zero percent for all periods.

2.	Risk-free interest rate of 1.35% and 1.18% for grants during the nine months ended September 30, 2017 and September 30, 2016, respectively, based on U.S. Treasury yield curve in effect at the time of grant.

3.	Estimated expected lives of 3.50 and 3.56 years for grants during the nine months ended September 30, 2017 and September 30, 2016, respectively, using the simplified method.

4.	Expected average volatility of 74% and 72% for grants during the nine months ended September 30, 2017 and September 30, 2016, respectively, which represent a weighted average standard deviation rate for the price of the Company's Ordinary Shares on the NASDAQ Global Market and NASDAQ Capital Market.

The Company’s options activity (including options to non-employees) during the nine months ended September 30, 2017 and options outstanding and options exercisable as of December 31, 2016 and September 30, 2017, are summarized in the following table:

	Number of	Weighted average exercise
	options	price per
	outstanding	share

Outstanding – December 31, 2016	1,604,836	$1.36

Options granted	100,000	1.58
Options expired or forfeited	(286,334)	1.89
Options exercised	(25,002)	0.92
Outstanding – September 30, 2017	1,393,500	$1.27

Exercisable as of:
December 31, 2016	591,017	$1.83
September 30, 2017	605,167	$1.57

On Track Innovations Ltd.

and Subsidiaries

Notes to the Interim Unaudited Condensed Consolidated Financial Statements

US dollars in thousands

Note 8 - Equity (cont’d)

A.	Stock option plans (cont’d)

The weighted average fair value of options granted during the nine months ended September 30, 2017 and during the nine months ended September 30, 2016 is $0.93 and $0.41, respectively, per option. The aggregate intrinsic value of outstanding options as of September 30, 2017 and December 31, 2016 is approximately $465 and $909, respectively. The aggregate intrinsic value of exercisable options as of September 30, 2017 and December 31, 2016 is approximately $168 and $166, respectively.

The following table summarizes information about options outstanding and exercisable (including options to non-employees) as of September 30, 2017:

	Options outstanding			Options Exercisable
	Number	Weighted		Number	Weighted
	outstanding	average	Weighted	Outstanding	average	Weighted
Range of	as of	remaining	Average	As of	remaining	Average
exercise	September 30,	contractual	Exercise	September 30,	contractual	Exercise
price	2017	life (years)	Price	2017	life (years)	Price
$0.44-0.90	585,000	3.05	$0.77	281,667	2.78	$0.77
1.07-1.46	420,000	3.77	1.12	50,000	0.80	1.46
1.58-1.68	115,000	4.08	1.59	10,000	2.25	1.68
2.32-2.36	233,500	1.59	2.35	233,500	1.59	2.35
$3.03	40,000	1.98	$3.03	30,000	1.98	$3.03
	1,393,500	3.08		605,167	2.11

As of September 30, 2017, there was approximately $354 of total unrecognized compensation cost related to non-vested stock-based compensation arrangements. That cost is expected to be recognized over a weighted-average period of approximately 1.1 year.

During the nine months ended September 30, 2017 and September 30, 2016, the Company recorded stock-based compensation expenses in the amount of $238 and $174, respectively, in accordance with ASC 718 “Compensation-Stock Compensation.”

B.	Warrants

As of September 30, 2017, there are remaining 40,000 outstanding warrants with a per share exercise price of $0.95. The warrants expire during 2019.

C.	During the nine months ended September 30, 2017, the Company issued 45,000 ordinary shares to one of its consultants. The expenses that are recognized due to this issuance are presented within ‘stock based compensation’ in the statement of changes in equity for the nine months ended September 30, 2017.

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

Information regarding the results of each reportable segment is included below based on the internal management reports that are reviewed by the CODM.

	Three months ended September 30, 2017
	Petroleum	Retail and Mass Transit Ticketing	Other	Consolidated

Revenues	$917	$3,231	$522	$4,670
Reportable segment gross profit (*)	493	1,859	325	2,677
Reconciliation of reportable segment gross profit to gross profit for the period
Depreciation				(199)
Stock-based compensation				-
(*) Gross profit for the period				$2,478

	Three months ended September 30, 2016
	Petroleum	Retail and Mass Transit Ticketing		Other	Consolidated

Revenues	$1,056	$3,891(**	)	$649	$5,596
Reportable segment gross profit (*)	638	2,238		326	3,202
Reconciliation of reportable segment gross profit to gross profit for the period
Depreciation					(161)
Stock-based compensation					(2)
(*) Gross profit for the period					$3,039

On Track Innovations Ltd.

and Subsidiaries

Notes to the Interim Unaudited Condensed Consolidated Financial Statements

US dollars in thousands

Note 9 - Operating segments (cont’d)

	Nine months ended September 30, 2017
	Petroleum	Retail and Mass Transit Ticketing	Other	Consolidated

Revenues	$3,645	$10,654	$1,337	$15,636
Reportable segment gross profit (*)	1,889	6,068	794	8,751
Reconciliation of reportable segment gross profit to profit for the period
Depreciation				(582)
Stock-based compensation				(1)
(*) Gross profit for the period				$8,168

	Nine months ended September 30, 2016
	Petroleum	Retail and Mass Transit Ticketing		Other	Consolidated

Revenues	$2,996	$10,029(**	)	$1,953	$14,978
Reportable segment gross profit (*)	1,836	5,568		968	8,372
Reconciliation of reportable segment gross profit to profit for the period
Depreciation					(559)
Stock-based compensation					(2)
(*) Gross profit for the period					$7,811

(*) Gross profit as reviewed by the CODM, represents gross profit, adjusted to exclude depreciation and stock-based compensation.

(**) The revenues from retail and mass transit ticketing segment for the three months and nine months ended September 30, 2016 include revenues derived from a litigation settlement with a perpetual license agreement. Those revenues are presented within revenues from ‘licensing and transaction fees’ in the statements of operations.

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

As used in this Quarterly Report, the terms "we", "us", "our", "the Company", and "OTI" mean On Track Innovations Ltd. and our subsidiaries and affiliates, unless otherwise indicated or as otherwise required by the context.

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

We focus our efforts on our core business of providing innovative cashless payment solutions based among other things on our contactless NFC technology. To this end, and in line with our efforts to focus on our core business, in September 2016 we completed the sale of the operations, including our employees, as well as IP directly related to our parking business. We have increased our efforts to further develop existing and new products and solutions, including among others by the introduction of our new products and solutions for the unattended payment market and Internet of Payment Things technology. We have also increased our sales and marketing activities and resources.

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

Three months ended September 30, 2017, compared to the three months ended September 30, 2016

Sources of Revenue

We have historically derived a substantial majority of our revenues from the sale of our products, including both complete systems and original equipment manufacturer components. In addition, we generate revenues from licensing and transaction fees, and also, less significantly, from engineering services, customer services and technical support. During the three months ended September 30, 2017 and September 30, 2016, the revenues that we derived from sales and licensing and transaction fees were as follows (in thousands):

	Three months ended September 30,
	2017	2016
Sales	$3,445	$3,463
Licensing and transaction fees	$1,225	$2,133
Total revenues	$4,670	$5,596

Sales. Sales in the three months ended September 30, 2017, compared to the three months ended September 30, 2016, remained consistent.

Licensing and transaction fees. Licensing and transaction fees include single and periodic payments for distribution rights for our products. Transaction fees are paid by customers based on the volume of transactions processed by systems that contain our products. Our licensing and transaction fees in the three months ended September 30, 2017, compared to the three months ended September 30, 2016, decreased by $908,000, or 43%. This decrease was mainly due to a decrease in licensing of our IP rights to third parties in the United States (including licenses granted pursuant to settlements of legal actions to enforce patent rights).

We have historically derived revenues from different geographical areas.  The following table sets forth our revenues (in thousands) and as a percentage of revenues in different geographical areas, in the three months ended September 30, 2017 and September 30, 2016:

Three months ended September 30,	Africa		Europe		APAC		Americas
2017	$999	21%	$1,421	30%	$73	2%	$2,177	47%
2016	$1,081	19%	$1,653	30%	$289	5%	$2,573	46%

Our revenues from sales in Africa decreased by $82,000, or 8%, in the three months ended September 30, 2017, compared to the three months ended September 30, 2016, mainly due to a decrease in sales of Petroleum products.

Our revenues from sales in Europe decreased by $232,000, or 14%, in the three months ended September 30, 2017, compared to the three months ended September 30, 2016, mainly due to a decrease in sales of Retail and Mass Transit Ticketing segment products.

Our revenues from sales in APAC decreased by $216,000, or 75%, in the three months ended September 30, 2017, compared to the three months ended September 30, 2016, mainly due to a decrease in sales of access control products.

Our revenues from sales in Americas decreased by $396,000, or 15%, in the three months ended September 30, 2017, compared to the three months ended September 30, 2016, mainly due to a decrease in licensing of our intellectual property rights to third parties in the United States (including licenses granted pursuant to settlements of legal actions to enforce patent rights) partially offset by an increase in sales of readers in the United States.

Our revenues derived from outside the United States, which are primarily received in currencies other than the U.S. dollar, will have a varying impact upon our total revenues, as a result of fluctuations in such currencies’ exchange rates versus the U.S. dollar.

The following table sets forth our revenues (in thousands) and as a percentage of revenues by segments, during the three months ended September 30, 2017 and September 30, 2016:

Three months ended September 30,	Petroleum		Retail and Mass Transit Ticketing		Other
2017	$917	20%	$3,231	69%	$522	11%
2016	$1,056	19%	$3,891	69%	$649	12%

Our revenues in the three months ended September 30, 2017, from Petroleum decreased by $139,000, or 13%, compared to the three months ended September 30, 2016, mainly due to a decrease in sales of Petroleum products in Africa.

Our revenues from Retail and Mass Transit Ticketing in the three months ended September 30, 2017, decreased by $660,000, or 17%, compared to the three months ended September 30, 2016, mainly due to a decrease in licensing of our intellectual property rights to third parties in the United States (including licenses granted pursuant to settlements of legal actions to enforce patent rights) partially offset by an increase in sales of readers in the United States.

Our revenues in the three months ended September 30, 2017, from our Other segment decreased by $127,000, or 20%, compared to the three months ended September 30, 2016, mainly due to a decrease in sales of access control products in APAC partially offset by an increase in sales of our MediSmart products in Africa.

Cost of Revenues and Gross Margin

Our cost of revenues, presented by gross profit and gross margin percentage, in the three months ended September 30, 2017 and September 30, 2016, were as follows (in thousands):

Cost of revenues	Three months ended September 30,
	2017	2016

Cost of sales	$2,192	$2,557
Gross profit	$2,478	$3,039
Gross margin percentage	53%	54%

Cost of sales.  Cost of sales consists primarily of materials, as well as salaries, fees to subcontractors and related costs of our technical staff that assemble our products.  The decrease of $365,000, or 14%, in the three months ended September 30, 2017, compared to the three months ended September 30, 2016, resulted primarily from a decrease in revenues.

Gross margin. The decrease in gross margin in the three months ended September 30, 2017, compared to the three months ended September 30, 2016, is mainly attributed to a change in our revenue mix and the decrease in sales.

Operating expenses

Our operating expenses in the three months ended September 30, 2017 and September 30, 2016, were as follows (in thousands):

Operating expenses	Three months ended September 30,
	2017	2016
Research and development	$823	$604
Selling and marketing	$1,332	$1,300
General and administrative	$758	$787
Other expenses	$-	$83
Total operating expenses	$2,913	$2,774

Research and development.  Our research and development expenses consist primarily of the salaries and related expenses of our research and development staff, as well as subcontracting expenses. The increase of $219,000, or 36%, in the three months ended September 30, 2017, compared to the three months ended September 30, 2016, is primarily attributed to an increase in the number of research and development employees.

Selling and marketing.  Our selling and marketing expenses consist primarily of salaries and substantially all of the expenses of our sales and marketing subsidiaries and offices in the United States, South Africa and Europe, as well as expenses related to advertising, professional expenses and participation in exhibitions and tradeshows. Our selling and marketing expenses, in the three months ended September 30, 2017, compared to the three months ended September 30, 2016, remained consistent.

General and administrative. Our general and administrative expenses consist primarily of salaries and related expenses of our executive management and financial and administrative staff. These expenses also include costs of our professional advisors (such as lawyers and accountants), office expenses, insurance, general and administrative expenses and provision for doubtful accounts. The decrease of $29,000, or 4%, in the three months ended September 30, 2017, compared to the three months ended September 30, 2016, is primarily attributed to income from our lawsuit against Harel Insurance Company Ltd., or Harel, for damages incurred by us due to flooding in a subcontractor’s manufacturing site, partially offset by an increase in salaries and employees’ benefit and an increase in professional expenses.

Other expenses. Our other expenses in the three months ended September 30, 2016 consist a loss of $83 related to the sale of our headquarters building in Rosh Pina, Israel to a third party.

Financing expenses, net

Our financing expenses, net, in the three months ended September 30, 2017 and September 30, 2016, were as follows (in thousands):

	Three months ended September 30,
	2017	2016
Financing expenses, net	$(126)	$(30)

Financing expenses consist primarily of interest payable on bank loans, bank commissions and foreign exchange losses. Financing income consists primarily of foreign exchange gains and interest earned on investments in short-term deposits. The increase in financing expenses, net in the three months ended September 30, 2017, compared to the three months ended September 30, 2016, of $96,000, or 320%, is mainly due to exchange rate differentials.

Net (loss) income from continuing operations

Our net (loss) income from continuing operations in the three months ended September 30, 2017 and September 30, 2016, was as follows (in thousands):

	Three months ended September 30,
	2017	2016
Net (loss) income from continuing operations	$(573)	$207

The change of $780,000, in the three months ended September 30, 2017, compared to the three months ended September 30, 2016 is  due to a decrease in our sales, a decrease in our gross profit, an increase in our operating expenses and an increase in financing expenses, net, as described above.

Net income (loss) from discontinued operations

Our net income (loss) from discontinued operations in the three months ended September 30, 2017 and September 30, 2016, was as follows (in thousands):

	Three months ended September 30,
	2017	2016
Net income (loss) from discontinued operations	$1,441	$(279)

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

The increase in net profit from discontinued operations of $1.7 million in the three months ended September 30, 2017, compared to the three months ended September 30, 2016, is mainly attributed to $1.6 million net, recovered by us pursuant to the August 23, 2017 judgment of the Israeli Central District Court in a lawsuit against Harel Insurance Company Ltd., or Harel for damages incurred by us due to flooding in a subcontractor’s manufacturing site. Appeal of this judgment by Harel is pending before the Israeli Supreme Court. Based on the advice of counsel, the Company currently believes that there are sufficient grounds on which to uphold the District Court’s ruling and, as such, Harel’s appeal will be denied.

Net income (loss)

Our net income (loss) in the three months ended September 30, 2017 and September 30, 2016, was as follows (in thousands):

	Three months ended September 30,
	2017	2016
Net income (loss)	$868	$(72)

The increase in net income (loss) of $940,000 in the three months ended September 30, 2017, compared to the three months ended September 30, 2016, is due to an increase in net income from discontinued operations which was offset by a decrease in our revenues and gross profit, an increase in our operating expenses and an increase in financing expenses, net as described above.

Nine months ended September 30, 2017, compared to the nine months ended September 30, 2016

Sources of Revenue

During the nine months ended September 30, 2017 and September 30, 2016, the revenues that we derived from sales and licensing and transaction fees were as follows (in thousands):

	Nine months ended September 30,
	2017	2016
Sales	$11,871	$10,409
Licensing and transaction fees	$3,765	$4,569
Total revenues	$15,636	$14,978

Sales. Sales increased by $1.5 million, or 14%, in the nine months ended September 30, 2017, compared to the nine months ended September 30, 2016. The increase is mainly attributed to an increase in Retail and Mass Transit Ticketing segment sales in Japan, to an increase in Petroleum segment sales in Africa and to an increase in sales of our otiMetry solution in Europe partially offset by a decrease in sales of readers to the U.S. market and to a decrease in our Other segment sales.

Licensing and transaction fees. Our licensing and transaction fees in the nine months ended September 30, 2017, compared to the nine months ended September 30, 2016, decreased by $804,000, or 18%. This was mainly due to a decrease in licensing of our intellectual property rights to third parties in the United States (including licenses granted pursuant to settlements of legal actions to enforce patent rights).

We have historically derived revenues from different geographical areas.  The following table sets forth our revenues (in thousands) and as a percentage of revenues in different geographical areas, in the nine months ended September 30, 2017 and September 30, 2016:

Nine months ended September 30,	Africa		Europe		APAC		Americas
2017	$3,352	21%	$5,355	34%	$1,807	12%	$5,122	33%
2016	$3,048	20%	$4,583	31%	$522	3%	$6,825	46%

Our revenues from sales in Africa increased by $304,000, or 10%, in the nine months ended September 30, 2017, compared to the nine months ended September 30, 2016, mainly due to an increase in our sales in our Petroleum segment partially offset by a decrease in sales of our MediSmart products.

Our revenues from sales in Europe increased by $772,000, or 17%, in the nine months ended September 30, 2017, compared to the nine months ended September 30, 2016, mainly due to an increase in sales in our Retail and Mass Transit Ticketing segment and to an increase in our otiMetry solution in the European market.

Our revenues from sales in APAC increased by $1.3 million, or 246%, in the nine months ended September 30, 2017, compared to the nine months ended September 30, 2016, mainly due to an increase in our Uno Plus and GoBox products in Japan.

Our revenues from sales in Americas decreased by $1.7 million, or 25%, in the nine months ended September 30, 2017, compared to the nine months ended September 30, 2016, mainly due to a decrease in sales of readers and licensing of our intellectual property rights to third parties in the United States (including licenses granted pursuant to settlements of legal actions to enforce patent rights).

Our revenues derived from outside the United States, which are primarily received in currencies other than the U.S. dollar, will have a varying impact upon our total revenues, as a result of fluctuations in such currencies’ exchange rates versus the U.S. dollar.

The following table sets forth our revenues (in thousands) and as a percentage of revenues by segments, during the nine months ended September 30, 2017 and September 30, 2016:

Nine months ended September 30,	Petroleum		Retail and Mass Transit Ticketing		Other
2017	$3,645	23%	$10,654	68%	$1,337	9%
2016	$2,996	20%	$10,029	67%	$1,953	13%

Our revenues in the nine months ended September 30, 2017, from Petroleum increased by $649,000, or 22%, compared to the nine months ended September 30, 2016 due to an increase in products sales in Africa.

Our revenues from Retail and Mass Transit Ticketing in the nine months ended September 30, 2017, increased by $625,000, or 6%, compared to the nine months ended September 30, 2016, mainly due to an increase in sales in the Japanese market and an increase in readers and otiMetry solution sales in Europe partially offset by a decrease in sales of readers in the United States.

Our revenues in the nine months ended September 30, 2017, from our Other segment decreased by $616,000, or 32%, compared to the nine months ended September 30, 2016, mainly due to a decrease in sales of MediSmart products in East Africa.

Cost of Revenues and Gross Margin

Our cost of revenues, presented by gross profit and gross margin percentage, in the nine months ended September 30, 2017 and September 30, 2016, were as follows (in thousands):

Cost of revenues	Nine months ended September 30,
	2017	2016

Cost of sales	$7,468	$7,167
Gross profit	$8,168	$7,811
Gross margin percentage	52%	52%

Cost of sales.   The increase of $301,000, or 4%, in the nine months ended September 30, 2017, compared to the nine months ended September 30, 2016, resulted primarily from an increase in revenues.

Gross margin. Our gross margin, in the nine months ended September 30, 2017, compared to the nine months ended September 30, 2016, remained consistent.

Operating expenses

Our operating expenses in the nine months ended September 30, 2017 and September 30, 2016, were as follows (in thousands):

Operating expenses	Nine months ended September 30,
	2017	2016
Research and development	$2,414	$2,072
Selling and marketing	$4,166	$3,974
General and administrative	$2,553	$2,613
Other expenses	$-	$83
Total operating expenses	$9,133	$8,742

Research and development.  The increase of $342,000, or 17%, in the nine months ended September 30, 2017, compared to the nine months ended September 30, 2016, is primarily attributed to an increase in the number of research and development employees and to an increase in subcontractor expenses.

Selling and marketing. The increase of $192,000, or 5%, in the nine months ended September 30, 2017, compared to the nine months ended September 30, 2016, is primarily attributed to an increase in employment expenses of selling and marketing employees and to an increase in marketing and advertising expenses.

General and administrative. Our general and administrative expenses, in the nine months ended September 30, 2017, compared to the nine months ended September 30, 2016, remained consistent.

Other expenses. Our other expenses in the nine months ended September 30, 2016 consist a loss of $83 related to the sale of our headquarters building in Rosh Pina, Israel to a third party.

Financing expenses, net

Our financing expenses, net, in the nine months ended September 30, 2017 and September 30, 2016, were as follows (in thousands):

	Nine months ended September 30,
	2017	2016
Financing expenses, net	$(236)	$(185)

The increase of financing expenses, net in the nine months ended September 30, 2017, compared to the nine months ended September 30, 2016, of $51,000, or 28%, is mainly due to exchange rate differentials offset by an increase in interest earned on investments in short-term deposits, a decrease in interest expenses on bank loans and a decrease in bank commissions.

Net loss from continuing operations

Our net loss from continuing operations in the nine months ended September 30, 2017 and September 30, 2016, was as follows (in thousands):

	Nine months ended September 30,
	2017	2016
Net loss from continuing operations	$(1,269)	$(1,176)

The increase in net loss from continuing operations of $93,000, or 8%, in the nine months ended September 30, 2017, compared to the nine months ended September 30, 2016, is primarily due to an increase in our operating expenses and an increase in financing expenses, net, offset by an increase in our revenues and gross profit as described above.

Net income from discontinued operations

Our net income from discontinued operations in the nine months ended September 30, 2017 and September 30, 2016, was as follows (in thousands):

	Nine months ended September 30,
	2017	2016
Net income from discontinued operations	$1,365	$1,525

Net income from discontinued operations decreased by $160,000, or 10%. Net income from discontinued operations in the nine months ended September 30, 2016, included a $2.1 million settlement fee paid to us in May 2016, in connection with a litigation with SuperCom Ltd. relating to the sale of our SmartID division, partially offset by a loss from discontinued operations activity related to the sale of certain assets and IP of our previous parking business. Net income from discontinued operations in the nine months ended September 30, 2017, included a $1.6 million net, recovered by us pursuant to the August 23, 2017 judgment of the Israeli Central District Court in a lawsuit against Harel for damages incurred by us due to flooding in a subcontractor’s manufacturing site. Appeal of this judgment by Harel is pending before the Israeli Supreme Court (the Company currently believes that there are sufficient grounds on which to uphold the District Court’s ruling and, as such, Harel’s appeal will be denied), partially offset by a loss from decreasing court bonds related to Harel.

Net income

Our net income in the nine months ended September 30, 2017 and September 30, 2016, was as follows (in thousands):

	Nine months ended September 30,
	2017	2016
Net income	$96	$349

The decrease in net income of $253,000, in the nine months ended September 30, 2017, compared to the nine months ended September 30, 2016, is primarily due to an increase in operating expenses, an increase in financing expenses net and a decrease in net profit from discontinued operations, partially offset by an increase in revenues and gross profit, as described above.

Liquidity and Capital Resources

Our principal sources of liquidity since our inception have been sales of equity securities, borrowings from banks, cash from the exercise of options and warrants and proceeds from divestitures of parts of our businesses. We had cash, cash equivalents and short-term investments representing bank deposits of $8.7 million as of September 30, 2017 (of which an amount of $1.5 million has been pledged to secure performance guarantees granted to third parties and guarantees to secure customer advances, loans and credit lines received from a bank), and $11.5 million as of December 31, 2016 (of which an amount of $1.5 million had then been pledged to secure performance guarantees granted to third parties and guarantees to secure customer advances, loans and credit lines received from a bank).  We believe that we have sufficient capital resources to fund our operations in the next 12 months. We adhere to an investment policy which is intended to enable the Company to avoid being classified as a “passive foreign investment company,” or PFIC, under U.S. law. That said, we cannot provide complete assurance that PFIC status will be avoided in the future. In addition, our investment policy requires investment in high-quality investment-grade securities. As of September 30, 2017, our long-term bank loans are denominated in the following currencies: Polish Zloty ($856,000, with maturity dates ranging from 2017 through 2019) and South African Rand ($597,000, with maturity dates ranging from 2017 through 2023). As of September 30, 2017, these loans bear interest at rates ranging from 3.2%-10.5% per annum.

Our composition of long-term loans as of September 30, 2017, was as follows (in thousands):

September 30, 2017
Long-term loans	$1,453
Less - current maturities	564
$889

Our composition of short-term loans, bank credit and current maturities of long-term loans as of September 30, 2017, were as follows (in thousands):

	September 30, 2017
	Interest rate
In U.S. dollars	4.21%	$1,910
In Polish Zloty	3.63%	1,082
In NIS	3.60%	833
		3,825
Current maturities of long-term loans		564
		$4,389

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

As of September 30, 2017, we granted guarantees to third parties including performance guarantees and guarantees to secure customer advances in the sum of $352,000. The expiration dates of the guarantees range from October 2017 to June 2019.

Operating activities related to continuing operations

For the nine months ended September 30, 2017, net cash used in continuing operating activities was $2,440,000, primarily due to a $1.3 million net loss from continuing operations, a $777,000 decrease in other current liabilities, a $710,000 increase in inventory, a $611,000 decrease in trade payables, a $435,000 increase in other receivables and prepaid expenses, a $41,000 decrease in accrued interest and a $9,000 gain on sale of property and equipment, partially offset by depreciation expenses of $878,000, a $238,000 expense due to stock-based compensation issued to employees, a $187,000 decrease in trade receivables, a $72,000 increase in accrued severance pay and a $37,000 deferred tax expense.

For the nine months ended September 30, 2016, net cash used in continuing operating activity was $611,000, primarily due to a $1.2 million net loss from continuing operations, a $1.4 million increase in trade receivables, a $408,000 decrease in other current liabilities, a $152,000 decrease in accrued severance pay and a $16,000 increase in other receivables and prepaid expenses, partially offset by a $1 million increase in trade payables, depreciation expenses of $911,000, a $246,000 decrease in inventory, a $174,000 expense due to stock-based compensation issued to employees, a $83,000 loss on sale of property and equipment, a $60,000 deferred tax expense and a $19,000 accrued interest expense.

Operating activities related to discontinued operations

For the nine months ended September 30, 2017, net cash used in discontinued operating activities was $86,000, related to the SmartID division and previous parking business.

For the nine months ended September 30, 2016, net cash used in discontinued operating activities was $183,000, related to our SmartID division and previous parking business.

Investing and financing activities related to continuing operations

For the nine months ended September 30, 2017, net cash provided by continuing investing activities was $2.6 million, mainly due to a $2,917,000 proceeds of short-term investments, a $44,000 in proceeds from restricted deposits for employee benefits and a $14,000 in proceeds from the sale of property and equipment partially offset by a $185,000 investment in capitalized product costs and a $160,000 purchase of property and equipment.

For the nine months ended September 30, 2016, net cash provided by continuing investing activities was $1.1 million, mainly due to a $1.8 million in proceeds from the sale of property and equipment and a $142,000 in proceeds from restricted deposits for employee benefits, partially offset by a $502,000 purchase of short-term investments, a $185,000 purchase of property and equipment and a $139,000 investment in capitalized product costs.

For the nine months ended September 30, 2017, net cash used in continuing financing activities was $516,000, mainly due to a repayment of $469,000 of long-term bank loans and a $72,000 decrease in short-term bank credit, partially offset by proceeds of $25,000 from the exercise of options.

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

Investing and financing activities related to discontinued operations

We had no cash flows provided by or used in discontinued investing activities in the nine months ended September 30, 2017.

For the nine months ended September 30, 2016, net cash provided by discontinued investing activities was $2.2 million, due to contingent consideration received related to the Smart ID division divestiture and consideration derived from the divestiture of our parking business.

We had no cash flows provided by or used in discontinued financing activities in the nine months ended September 30, 2017 and September 30, 2016.

Off Balance Sheet Arrangements

We have no off balance sheet arrangements.

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures - We maintain a system of disclosure controls and procedures that are designed for the purposes of ensuring that information required to be disclosed in our SEC reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer, or CEO and our Chief Financial Officer, or CFO, as appropriate to allow timely decisions regarding required disclosures.

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

Changes in Internal Control Over Financial Reporting - There has been no change in our internal control over financial reporting during the third quarter of fiscal 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

As previously reported in our Annual Report on Form 10-K filed with the SEC on March 28, 2017, on March 1, 2017, USA Technologies Inc., or USAT, filed a claim against us and our U.S. subsidiary, OTI America Inc., or OTI America, in the U.S. District Court, Eastern District of Pennsylvania, hereafter referred to as the USAT Claim. The USAT Claim asserted, among other things, that products sold by us to USAT’s manufacturing subcontractor, Masterwork Electronics, Inc., or Masterwork, failed to conform to certain promised specifications. USAT sought payment of $4,912,600 plus interest and costs, comprised of $728,800 to cover payment for alternative products, and $4,183,800 to cover costs of replacing the allegedly non-conforming products already installed. As also previously reported in our Annual Report on Form 10-K filed with the SEC on March 28, 2017, on March 3, 2017, we filed a claim against Masterwork in the U.S. District Court for the Northern District of California, hereafter referred to as the OTI Claim. We sought payment of $2,518,000 plus interest and costs as a result of Masterwork’s refusal to perform its obligations in connection with a purchase order supplied by Masterwork to us, based on Masterwork’s allegations that its customer, USAT, had apparently claimed that the products are not conforming. On July 20, 2017, the OTI Claim was transferred to the Eastern District of Pennsylvania and on August 23, 2017, the USAT Claim and OTI Claim were consolidated into a single action. On November 1, 2017, all parties to these proceedings entered into a settlement agreement resolving their disputes and have, accordingly, dismissed all litigation on November 1, 2017.

On October 3, 2013, a financial claim was filed against us and our then-subsidiary, Parx France (referred to in this paragraph, collectively, as the Defendants), in the Commercial Court of Paris, France. The sum of the claim is €1,500,000 (approximately $1,773,000), and is based on the allegation that the plaintiff sustained certain losses in connection with Defendants not granting the plaintiff exclusive marketing rights to distribute and operate the Defendants’ PIAF Parking System in Paris and the Ile of France. On October 25, 2017, the Paris Commercial Court issued its ruling in this matter dismissing all claims against us but ordered Parx France to pay the plaintiff €50,000 (plus interest) in damages plus another approximately €5,000 in other fees and penalties.

Item 6. Exhibits.

3.1	Amended and Restated Articles of Incorporation (incorporated by reference to the Company’s Report on Form 6-K filed with the SEC on October 31, 2013).

3.2	Memorandum of Association, dated February 14, 1990 (incorporated by reference to the Company’s Registration Statement on Form F-1, filed with the SEC on June 14, 2002).

31.1*	Rule 13a-14(a) Certification of Chief Executive Officer.

31.2*	Rule 13a-14(a) Certification of Chief Financial Officer.

32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.

32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

101*	The following materials from our Quarterly Report on Form 10-Q for the quarter ended September 30, 2017 formatted in XBRL (eXtensible Business Reporting Language): (i) the Interim Condensed Consolidated Balance Sheets, (ii) the Interim Condensed Consolidated Statements of Operations, (iii) the Interim Condensed Consolidated Statements of Comprehensive Loss, (iv) the Interim Condensed Statements of Changes in Equity, (v) the Interim Condensed Consolidated Statements of Cash Flows, and (vi) the Notes to Interim Condensed Consolidated Financial Statements, tagged as blocks of text and in detail.

* Filed herewith.

** Furnished herewith.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ON TRACK INNOVATIONS LTD.

By:	/s/ Shlomi Cohen
Shlomi Cohen, Chief Executive Officer
(Principal Executive Officer)

Dated:	November 14, 2017

By:	/s/ Yishay Curelaru
Yishay Curelaru, Chief Financial Officer
(Principal Financial and Accounting Officer)

Dated:	November 14, 2017

