Form 10-K
period 2017-12-31
ON TRACK INNOVATIONS LTD
filed 2018-03-29
CIK 1021604

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from [             ] to [               ]

Commission file number 000-49877

on track innovationS LTD.
(Name of registrant as specified in its charter)

Israel	N/A
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Z.H.R. Industrial Zone P.O. Box 32, Rosh Pina, Israel	1210001
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number + 972-4-6868000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Ordinary Shares, par value NIS 0.10 per share	Nasdaq Capital Market

Securities registered pursuant to Section 12(g) of the Act:

None.
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐   No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐   No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or emerging growth company. See definition of “accelerated filer,” “large accelerated filer,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked prices of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $53,689,616.

The number of shares of the registrant’s Ordinary Shares outstanding on March 12, 2018, was 41,174,378.

In this annual report, unless otherwise specified, all dollar amounts are expressed in United States dollars. In Note 2A to our consolidated financial statements, we explain the method of exchange rate calculations which we use.

As used in this annual report, the terms “we”, “us”, “our”, “the Company”, and “OTI” mean On Track Innovations Ltd. and our subsidiaries and affiliates, unless otherwise indicated.

This Annual Report on Form 10-K includes the registered and unregistered trademarks of the Company and other persons, which are the property of their respective owners.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

The statements contained in this Annual Report on Form 10-K, or Annual Report, that are not historical facts are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 and other federal securities laws. Such forward-looking statements may be identified by, among other things, the use of forward-looking terminology such as “believes,” “intends,” “plans” “expects,” “may,” “will,” “should,” "estimate," "likely," "foresee," or “anticipates” or the negative thereof or other variations thereon or comparable terminology, and similar expressions are intended to identify forward-looking statements. We remind readers that forward-looking statements are merely predictions and therefore are inherently subject to uncertainties and other factors and involve known and unknown risks that could cause the actual results, performance, levels of activity, or our achievements, or industry results, to be materially different from any actual future results, performance, levels of activity, or our achievements, or industry results, expressed or implied by such forward-looking statements. Such forward-looking statements may appear in Item 1 – “Business” and Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” as well as elsewhere in this Annual Report and include, among other statements, statements regarding the following:

●	our expectations regarding the growth of the near-field communication, or NFC, market;

●	the expected development and potential benefits of our existing or future products or our intellectual property, or IP;

●	increased generation of revenues from licensing, transaction fees and/or other arrangements;

●	future sources of revenue, ongoing relationships with current and future business partners, distributors suppliers, customers, end-user customers and resellers;

●	our intention to generate additional recurring revenues, license and transaction fees;

●	future costs and expenses and adequacy of capital resources;

●	our intention to continue to expand our market presence via strategic partnerships around the globe;

●	our expectations that revenues from our business will grow in the next years, and the expected reasons for that growth;

●	our expectations regarding our short-term and long-term capital requirements;

●	our intention to continue to invest in research and development;

●	our outlook for the coming months

●	information with respect to any other plans and strategies for our business; and

●	our development of capabilities to implement Bitcoin acceptance and other cryptocurrency and our intention to become Bitcoin and other cryptocurrency acceptable in transactions via NFC, Bluetooth or QR code.

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

ii

PART I

Item 1. Business.

General Overview

We are a fintech pioneer and a leading developer of cutting-edge secure cashless payment solutions providing global enterprises with innovative technology for over two decades. We operate in two main segments: (1) Retail and Mass Transit Ticketing; and (2) Petroleum. In addition to our two reportable segments, certain products for the medical industry and other secure smart card solutions are classified under “Other” in segment analysis appearing in this Annual Report.

Our vision is to strengthen our global presence with innovative solutions and provide our customers with the best possible support in superior service and reliable advanced products.

OTI continually strives to discover the technology of the future and keep abreast of new developments in the fintech marketplace. At this time, we are trying to develop Bitcoin capability in the Crypto-currency marketplace and we intend to become Bitcoin acceptable in transactions via NFC, Bluetooth or QR code.

Our IP portfolio includes registered patents and patent applications worldwide. Since our incorporation in 1990, we have built an international reputation for reliability and innovation, deploying many solutions for unattended retail, mass transit, banking, medical smart card, Internet of Payment Things, or IoPT, and the petroleum management industries.

We operate a global network of regional offices, distributors and partners to support various solutions deployed across the globe.

We focus on our core business of providing innovative cashless payment solutions based, among other things, on our contactless NFC technology.

We continue to focus our efforts to further develop new and unique product solutions, including by the introduction of our new products and solutions for the unattended payment market and IoPT technology.

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

We provide cashless payment solutions for three major vertical markets:

1.	Retail and Mass Transit Ticketing
a.	Self-Service (Unattended) Retail, Internet of Payment Things (IoPT) and Wearables

Self-Service (Unattended) Retail - NFC and contactless technologies are embraced globally to create cashless retail environments known as self-service or unattended - a type of retail business where customers help themselves with respect to the products or services they wish to purchase, using NFC and contactless to accept the payment. Examples of business models that permit their customers an aspect of self-service include vending, laundromats, kiosks, gaming, banking, mass transit, electric vehicle charging points and self-service (self-checkout).

As one of the pioneers of cashless payment technology, we have been working closely with companies in diverse industries and markets to design industry-tailored solutions that enable our customers to achieve their goals more efficiently.

Internet of Payment Things (IoPT) and Wearables – Wearable fintech technologies have become a modern trend. Today, it is common to find wearable technologies such as wristbands, watches or jewelry that are not only fashion garments but can also be linked to a smartphone and can measure a person’s heartbeat and footsteps.

We believe that the next development of wearables will also allow cashless payment. Our expertise in minimizing the foot print of NFC payment devices allows us to offer manufacturers a way to easily turn their existing product into a pay enabled cashless device. We call this unique capability “PayEnable” and we intend to market products that include our technology with the “PayEnabled by OTI” mark.

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

b. Mass Transit Ticketing

Mass Transit Ticketing – The constantly growing need for mass transit ticketing systems and services, together with the migration to contactless smart cards for mass transit payments, has led to the development of a ticket sales unattended and attended mass transit ticketing system by our wholly-owned Polish subsidiary ASEC S.A. (which does business under the name OTI Europa), or ASEC, initially for the market in Poland.

The system is comprised of attended and unattended point-of-sales, or POS, including ticket vending machines and terminals, and is fully managed by a back-office solution. ASEC provides system design, installation, management and on-going system maintenance services on a full end-to-end turn-key service basis.

Our solutions for the mass transit ticketing market in Europe are managed by ASEC.

2. Petroleum

Volatile fuel costs mean customers from all commercial areas are more cost-conscious when fueling and look to find smart fuel management solutions. Commercial organizations with multiple vehicles are especially sensitive to the impact of fuel expenses on their profitability.

Our petroleum payment solutions enable customers to precisely and effortlessly control and manage refueling operations, including automatic payments for less gas station downtime, complete remote transaction and fuel usage reporting, and tracking of the odometer and/or engine operating hours.

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

Our Products

Below are the details of our portfolio for each of the above mentioned vertical markets.

OTI Readers – UNO + TRIO

We supply NFC and contactless payment reader products and solutions. Our products and solutions are approved by Underwriters Laboratories, Inc., or UL, and the U.S. Federal Communications Commission, or FCC, and certified by MasterCard TQM (Terminal Quality Management). Our reliability and performance are based on more than a quarter of a century of experience with NFC and contactless solutions.

Our readers are certified by the leading card associations, including, amongst others, EMVCo, Visa, MasterCard, Amex and Discover Interac, and are compatible as well for use with various NFC mobile payments solutions such as Apple Pay™, Google Pay™ (previously known as Android Pay), Samsung Pay™, MIFARE™, FeliCa™ and others. EMVCo modular meets the requirements of different applications and platforms, and saves certification implementation and reduces the cost and time of any EMVCo project.

Below you can find a description of our principal OTI Readers:

OTI UNO Series – UNO-6, UNO-8, UNO-Plus

OTI UNO is a single interface and contactless reader packed in an ultra-compact form-factor. Uno is the ideal solution for meeting the complete range of NFC cashless payment industry requirements. The reader, which supports the major card associations’ applications as well as wallets such as Apple Pay™, Google Pay™, Samsung Pay™ and was designed specifically for attended and unattended retail environments. Uno’s unique form-factor and features enable easy integration and installation in unattended self-service payment stations, including Automatic Teller Machines, or ATMs, Automatic Vending Machines, or AVMs, electric vehicle charging stations ticket vending machines, toll roads, gaming machines, kiosks, access control, mass transit gates and more.

The OTI UNO range is currently available in 3 models: ● UNO-6 – EMV ● UNO-8 – EMV modular + FeliCa + P2P ● UNO-Plus – EMV modular + FeliCa + P2P + Display
OTI Trio

OTI TRIO is an NFC and contactless reader built specifically for the unattended machine market, such as vending machines, and provides quick and easy support for cashless payments.

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

The OTI TRIO is also available in partial configurations including: ● Tap + Swipe (Contactless + MagStripe) ● Tap only (Contactless)

OTI Interno

The OTI Interno global original equipment manufacturer, or OEM, reader module with integrated antenna is a compact and cost-effective contactless card reader board, designed for easy integration into mass transit validators and terminals.

Designed for seamless and simple OEM integration, the OTI Interno includes a full-featured development environment, preloaded on-board payment applications (MasterCard, PayPass, Visa, PayWave, etc.) and smart or transparent mode options. Delivering price-performance, the OTI Interno supports contactless payments and loyalty programs.

Payment Gateways and Machine-to-Machine (M2M) Controllers

Controllers and gateways are hardware devices that manage or direct the flow of data between two machines and are used to “control” a peripheral device (e.g., a vending machine). OTI has a range of controllers and gateways that provide secured and certified access to payment service providers which enable cashless payment acceptance, connectivity and cloud-based management for machines.

OTI TeleBox– M2M Telemetry Controller

The OTI TeleBox is a machine-to-machine, or M2M, controller designed to enable communication between machines, particularly vending machines, kiosks and meters via various optional communication methods, allowing operators to easily remotely manage and be notified about a specific machine or the entire fleet.

The OTI TeleBox serves three main functionalities:

●	M2M connectivity using cellular modem, Ethernet or WiFi;
●	Host for connected devices such as card readers, PIN pad, camera, barcode reader, etc.; and
●	A communication channel to the vending machine controller using the major protocols that are in use by the unattended vending, kiosk and pulse machine industries.

The OTI TeleBox supports a wide range of configurations while supporting optional hardware like backup batteries, external memory extension using SD card, mini USB connection, onboard memory and more.

OTI GoBox - Gateway, Payment and Multimedia Services Enabler for Machines
OTI GoBox is a highly modular, powerful and scalable M2M cashless payment and telemetry gateway, featuring advanced connectivity, processing power and multimedia functionality.

OTI GoBox is designed for unattended retail machine operators who require a modular and powerful M2M gateway with enough processing power to stream Full-HD media and run either Linux or Android. GoBox is one of the most versatile and easy-to-integrate M2M gateway units available today.

OTI GoBox can collect and transmit inputs from different components of the machine such as sensors, all types of serial payment acceptance devices like readers, security devices such as PIN pads, inventory events, security and anti-vandalism events, operation transaction events, and data collection devices like QR-Code scanners and more.

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

OTI’s otiMetry solution is a modular telemetry system which includes:

●	Cashless Reader Hardware – OTI UNO or OTI Trio readers
●	M2M Controller/Gateway – enables connectivity and M2M communications (TeleBox/GoBox)
●	TMS (Terminal Management System) – a pre-integrated cloud service that is responsible for remote terminal management
●	Telemetry – Cloud-based software which provides all the data insights required to turn a vending operation into a smart vending business

otiMetry supports the entire business lifecycle management and includes:
●	Cashless payment
●	Online terminal and vending machine remote management
●	Telemetry information such as cash, stock levels, alerts, route planning, and business optimization.

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
●

otiKiosk Client – Windows-based application integrating between kiosk software, gateway, and the cashless reader to support the payment process and the payment functionality for the kiosk system integrator

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

●         Decreasing machine downtime (i.e., power status alerts)

●         Remote configuration of system parameters (price, pulse duration, etc.)

Mass Transit Ticketing Market

Our wholly-owned subsidiary, ASEC, is a leading provider of contactless ticket selling systems for public transport in Poland. ASEC’s system for public transportation (metro, tramways, buses) and parking is installed in the city of Warsaw and an additional major city, as well as in one of the largest passenger railways in Poland – the Mazovia Railway. ASEC is a leading provider of electronic ticketing card systems in Poland and card management systems for ticketing applications. ASEC is also a provider in Poland of services enabling loading of contactless prepaid cellular telephone cards based on Global System for Mobile Communications, or GSM, installed on ticket vending machines and in press kiosks in major cities and in the Mazovia region, which is the most populated region of Poland.

ASEC’s ticket vending machines, or TVM, are highly specialized devices, the main functions of which are encoding and loading electronic card tickets for the public transport and selling paper tickets. The system’s software is provided by ASEC and may be adjusted to the customer’s requirements.

TVM Functionalities:

●	Loading of electronic contactless cards for public transport with seasonal tickets, zone tickets, etc. (local city transport, buses, metro, railway, etc.)
●	Distribution of tickets cards
●	Loading of electronic parking fees on contactless cards
●	Loading of pre-paid cellular phone cards
●	Advertising on TVMs’ screens and machines’ casing
●	Other possible functionalities include issuing city resident cards, tourist cards, and social benefit cards

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

Petroleum Management Market

EasyFuel Plus®

Our petroleum payment solutions enable large and small customers to effortlessly control and manage refueling operations – including automatic payments for less gas station downtime, complete remote transaction and fuel usage reporting, and tracking of the odometer and/or engine operating hours.

Easily deployed and seamlessly integrated with existing refueling station infrastructure, our EasyFuel Plus® solution is a wireless, cashless, cardless and paperless refueling tracking and payment solution, providing customers with maximum flexibility and security.

EasyFuel Plus is a modular and scalable fuel management solution, that is perfect for:

●         Commercial and Homebase Sites

●         Retail Petroleum

●         Industrial and Mining Sites

●         Construction Sites

●         Mobile Refueling Operations

●         Corporate Fleet Fuel Management

MediSmart®

Our MediSmart® solution is an information management and claims submission system for the medical sector. MediSmart cards validate the identity of a patient by using biometric technology, offering faster treatment of patients, access to medical information and reduction in medical errors, adverse events and reduction of fraudulent transactions.

The solution enables digitized secure access at point of service through use of biometrics and a smart card that interfaces with the health care provider to securely identify the member, automatically provide cover information, manage benefit and cover rules, capture and transmit the electronic claim enabling online processing, reporting, visibility and analytics for the member, health care provider, medical administrator and associated stakeholders.

To date, MediSmart has been deployed at more than 4,200 points of service locations throughout 5 countries.

There are approximately one million cards issued for which OTI PetroSmart generates recurring revenues.

Industry Background

Under certain regulations and credit card anti-fraud legislations, the use of contactless payment technologies has become an essential requirement for both consumers and retailers. Various market sectors have begun to massively adopt contactless payments and are constantly looking for ways to make the adoption process as convenient as possible for both merchants and customers. Millions of contactless debit and credit cards are issued annually by leading financial institutions to various consumers, and merchants are looking to install contactless payment readers that can be easily integrated into their existing unattended point of sale locations.

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

Customer Service and Technical Support

We provide our customers with training, installation support, ongoing customer service and technical support through our global network of subsidiaries, distributors and local services providers, including employees located in our corporate headquarters in Rosh Pina, Israel, as well as employees located in our subsidiaries in Europe, South Africa and the United States. Our customer service teams in Rosh Pina provide central services to our global network. Our subsidiaries, distributors and local providers, in turn, provide customer service and technical support by telephone and email.

Sales and Marketing

In addition to selling our products through our distributors, we sell and market our products directly and through our global network of subsidiaries. We have also engaged consultants to market and sell our products in the Asia-Pacific region. We market and sell our products in the Americas through our U.S.-based subsidiary, OTI America. In Africa, our subsidiary in South Africa, OTI PetroSmart, and in Europe, ASEC, our Polish subsidiary. In Israel and in regions where we do not have local subsidiaries or representatives, we market and sell through our main headquarters in Rosh Pina, Israel. Our marketing and sales staff implement marketing campaigns to promote our products and services to enhance our global brand recognition. Our current marketing efforts include participation in trade shows, conferences, press releases, brand websites, social media, client/ distributor meetings and advertising in local and global industry publications. We also conduct technical seminars to inform customers, distributors, business partners and other industry contributors of our unique products and innovative technologies.

Some customers also act as distributors for our products and have been granted exclusive distributors rights within a country or region. We generally guarantee exclusivity only against certain minimum volume commitments or other commercial conditions determined on a per case basis.

Manufacturing

We outsource all our manufacturing and product assemblies to third-party vendors. Whenever possible, our policy is to use more than one supplier and manufacturing subcontractor for each part of our production process in order to limit dependence on any one manufacturer or supplier.

We are ISO 9001:2015 certified. We require that our suppliers and subcontractors be ISO 9001 certified. ISO 9001 is an international standard which specifies requirements for a quality management system and provides guidance and tools for companies to ensure that their products and services consistently meet customer and regulatory requirements. This standard is updated from time to time pursuant to the international authorization requirements.

Government Regulation

Most of our products are subject to local electromagnetic compliance, or EMC/Radio regulations such as radiation, conducted emission and immunity, and safety regulations such as fire and electrical hazards, governed by low voltage standards for our regular readers and hazardous areas standards for our petroleum products, relevant in the countries in which they are used. In the United States, EMC/Radio testing and certification for such products are governed by Federal Communications Commission, or FCC, Part 15 while safety testing and certification fall under the standards set by Underwriters Laboratories, LLC, a public safety and testing certification organization, or UL. In the rest of the world, where FCC and UL rules do not apply, we follow various international and local standards for EMC/Radio and safety. The compliance with these standards is assured by testing and certifying our products at various accredited labs and/or notified bodies located both in Israel and other countries (e.g., United States, Germany, South Africa, India, China, Brazil and more). Our products are in compliance with the foregoing regulations.

Research and Development

We believe that our future success depends on, among other things, our ability to maintain our technological leadership, enhance our existing products and develop new products technologies and solutions. Accordingly, we intend to continue devoting substantial resources to research and development.

The following table describes our expenditures from research and development activities during each of the past three years:

	2017	2016	2015
Our expenditures (in millions)	$3.3	$2.8	$3.4
Our expenditures as a percentage of annual revenues	15%	14%	19%

Our research and development activities focus mainly on two major areas:

●	developing new innovative technologies related to the cashless payment solutions market; and

●	enhancing the functionality of our components and expanding the range of our products to serve new markets.

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

Our IP portfolio includes issued patents with respect to our contactless technology, as well as trademarks and designs. While we have continued to seek new patents and to support pending applications, we have, as part of our efficiency program, reduced our investment in non-core patents and registrations. The expiration dates for our granted patents range between 2027 to 2033.

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

Competition

Our competition is technology vendors that provide cashless payments solutions products and technologies:

●	In the Retail Market, our competition includes unattended payment solution and technology providers such as ID Tech, Nayax, Ingenico, Televend and Verifone.

●	In the Petroleum Market, we compete with fueling and fleet management end-to-end solution vendors such as Orpak and Hectronic. As this domain has high entrance barriers, competition in this field is limited.

Employees

Following is the number of our employees during each of the past three years:

Total Number of employees as of December 31,
2017	2016	2015
120	120	130

We operate in accordance with the applicable law and the provisions of the general extension orders applying to labor and employment relations in Israel. These provisions principally concern the length of the working day, minimum wages for employees, contributions to pension funds or managers’ insurance, contribution to work disability insurance, convalescence, travel expenses, holidays and other conditions of employment. We provide our employees with benefits and working conditions above the required minimum and which we believe are competitive with benefits and working conditions provided by similar companies in our industry in Israel. Our employees are not represented by a labor union. We have written employment agreements with substantially all of our employees. Competition for qualified personnel in our industry is intense, and it may be difficult to attract or maintain qualified personnel to our offices. We dedicate significant resources to employee retention and have never experienced work stoppages, and we believe that our relations with our employees are good. Our subsidiaries located outside Israel operate in accordance with the local applicable labor laws and have written employment agreements with substantially all their employees.

Organizational Structure

We have three wholly-owned subsidiaries: ASEC (a Polish corporation d/b/a OTI Europa), OTI America (a Delaware corporation), and OTI PetroSmart (a South African corporation).

●	ASEC S.A. (Spolka Akcyjna), our wholly-owned Polish subsidiary, is headquartered in Krakow, Poland. ASEC provides marketing, distribution, and customer support for our products in Europe. We have the right to appoint all of the members of its board of directors.

●	OTI America Inc., our wholly-owned U.S. subsidiary, was headquartered in Iselin, New Jersey and is incorporated in Delaware. OTI America is in the process of relocating to Austin, Texas. OTI America provides marketing and customer support for our products in the Americas. We have the right to appoint all of the members of its board of directors.

●	OTI PetroSmart (Pty) Ltd. (formerly named OTI Africa (PTY) Ltd.), our wholly-owned South African subsidiary, is headquartered and incorporated in Cape Town, South Africa, and provides marketing, distribution and customer support for our products in Africa. We have the right to appoint all of the members of its board of directors.

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

Risks Related to Our Business

We have a history of losses, and we may continue to incur full-year losses in 2018 and in subsequent years.

We have incurred losses in each year since we commenced operations in 1990. We reported net losses attributable to shareholders of $7.2 million in 2015, $828,000 in 2016 and $598,000 in 2017. We may continue to incur full-year losses in 2018 and afterwards, as we invest in the expansion of our global sales and marketing network, reduce our product prices in return for future transaction fees based on the volume of transactions in systems that contain our products, invest in fixed assets that may generate revenues more slowly than expected, and enhance our research and development capabilities to develop existing and new products.

We depend on a small number of large customers and the loss of one or more of them would lower our revenues.

Our customer base is concentrated among a limited number of large customers. Our revenues may continue to depend on a limited number of major customers. The customers we consider to be our major customers and the percentage of our revenue represented by each major customer vary from period to period. In 2015, 2016 and 2017, our customer related to mass transit in Poland provided 16%, 15% and 14%, respectively, of our total revenues for such periods. In addition, another customer in North America accounted for 9%, 8% and 12% of our total revenues for 2015, 2016 and 2017, respectively. If we were to lose any one of our major customers, or if any of our customers were to have difficulty meeting their financial obligations to us for any reason, our financial condition and results of operations would be adversely affected.

If the markets for our products do not grow, sales of our products may not grow and may even decline.

The success of our products depends on the continuing adoption of cashless payment solutions within a broad spectrum of industries including unattended retail, mass transit, and fueling. Such continuing adoption of cashless payment solutions and technologies also depends on the enactment and implementation of regulations and industry standards regarding secure cashless payment. Should such industries fail to adopt cashless payment technologies or solutions or experience any economic downturn or should regulations fail to support such solutions, the markets for our products may not grow or actually meet our current predictions.

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

We may desire to exit certain product lines or businesses or to restructure our operations, but may not be successful in doing so.

Our Board has been identifying and assessing possible alternative strategies to maximize value for our shareholders. Such process may result in a decision to divest certain product lines and businesses or restructure our current corporate structure or current operations, including, without limitation, through the contribution of assets to joint ventures or sale of some assets to third parties. However, our ability to successfully exit product lines and businesses, or to close or consolidate operations, or to sell some of our assets successfully, depends on a number of factors, many of which are outside of our control. For example, if we are seeking a buyer for a particular business line, none may be available, or we may not be successful in negotiating satisfactory terms with prospective buyers or a buyer may not meet its obligations under the applicable purchase agreement. If we are unable to exit a product line or business in a properly or timely manner, or to restructure our current corporate structure or our operations in a manner we deem to be advantageous, or to enforce that a buyer meets its contractual obligations, this could have a material adverse effect on our business, financial condition and results of operations. Even if a divestment is successful, among others, we may face indemnity and other liability claims by the acquirer or other parties.

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

Our quarterly revenues and operating results have varied substantially in the past and may continue to vary in the future. These fluctuations may be driven by various factors which are beyond our control, are difficult to predict and may not meet the expectations of analysts and investors. As a result, the market price of our Ordinary Shares may drop. In addition, our revenues and operating results in any quarter may not be indicative of our future performance, and it may be difficult to evaluate our prospects.

Delays or discontinuance of the supply of components or manufacturing and assembly of our products may hamper our ability to produce our products on a timely basis and cause short-term adverse effects.

Some of the components we use in our products are supplied by third-party suppliers and manufacturers. Some of these suppliers are single source manufacturers. Termination of manufacturing of a certain product, provision of services or support (commonly referred to as “end of life”), allocations due to high demand, or delays or shortages could interrupt and delay the supply of our products to our customers, and may result in cancellation of orders for our products. Similarly, we do not always have long-term supply contracts under which our suppliers are committed to supply us with components at fixed or defined prices. Suppliers sometimes may increase component prices significantly without advance warning or could discontinue the manufacturing or supply of components used in our products. In addition, third party suppliers may face other challenges in fulfilling their contractual obligations with us which are beyond our control. Although we make efforts to identify and retain second source manufacturers and vendors, we may not always be able to develop alternative sources of supply and services. Even if we are able to identify such alternative sources, we may need to modify our products to render them compatible with other components. This may cause delays in product shipments, increase manufacturing costs and increase product prices.

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

Our success depends, in part, on our ability to hire and train qualified research and development personnel. Individuals who have expertise in research and development in our industry are scarce. Competition for such personnel is intense, particularly in Israel. Consequently, hiring, training and retaining such personnel is time-consuming and expensive. In addition, it may be difficult to attract qualified personnel to Rosh Pina, which is located in the northern part of Israel. If we fail to hire, train and retain employees with skills in research and development, we may not be able to enhance our existing products or develop new products.

If we are unable to protect or assert our intellectual property rights, our business and results of operations may be harmed.

Our success and ability to compete depend considerably on using our IP and proprietary rights to protect our technology and products. We rely on a combination of patent, trademark, design, copyright, and trade secret laws, confidentiality agreements and other contractual relationships with our employees, customers, affiliates, distributors, suppliers and others. While substantially all of our employees are subject to non-compete agreements, these agreements may be difficult to enforce as a result of Israeli law limiting the scope of employee non-competition undertakings. We further note that the Israeli Supreme Court noted (in an obiter dictum) in 2012, without making any decisive ruling, that an employee who contributes to an invention during his employment could be allowed to seek compensation for it from their employer, even if the employee’s contract of employment specifically states otherwise and the employee has transferred all intellectual property rights to the employer. The Israeli Supreme Court considered the possibility that a contract that revokes the employee’s right for royalties and compensation may not necessarily foreclose the right of the employee to claim a right for royalties. As a result, even if the Company believes that none of its employees has any rights in any of the Company’s intellectual property, or to receive royalties, it is unclear if, and to what extent, our employees may be able to claim compensation with respect to our future revenue. As a result, we may receive less revenue from future products if such claims are successful, or incur additional royalty expenses, which in turn could impact our future profitability.

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

We are required by some of our customers to meet industry standards imposed by payment systems standards-setting organizations such as EMV, credit card associations such as Visa, MasterCard, Discover and other credit card associations and standard-setting organizations such as the Payment Card Industry Security Standards Council, or PCI SSC, and other local organizations. Furthermore, some of our offerings are subject to the Payment Card Industry Data Security Standards, or PCI DSS, which is a set of multifaceted security standards that are designed to protect credit card and personal information as mandated by payment card industry entities. Even though we attempt to protect our company through our contracts with our customers, we have limited oversight or control over the actions and practices of our clients and other third-party service providers.

New standards are continually being adopted or proposed as a result of worldwide anti-fraud initiatives, encryption of cardholder or personal information, the increasing need for system compatibility and technology developments such as wireless, optical fiber infrastructure, telecommunication, virtual private network, or VPN, VPN infrastructure, satellite-based communication and another wireline IP communication. We cannot ensure that we will be able to design our solutions to comply with future standards or regulations on a timely basis, if at all. Compliance with these standards could increase the cost of developing or producing our products, while non-compliance may harm our reputation or result in customer and client claims. New products designed to meet any new standards need to be introduced to the market and ordinarily need to be certified by the credit card associations and our customers before being purchased. The certification process is costly and time-consuming and increases the amount of time and resources it takes to sell our products, as well as the product development cycle time and cost. Selling products that are non-compliant may result in fines against us or our customers, which we may be liable to pay. After selling and/or installation of a system or a product, the customer is responsible for any operational aspect of such system or product ensuring them from unexpected crashes.

In addition, even if our products are designed to be compliant, compliance with certain security standards is determined on the basis of the network environment in which our customers and service providers install our products. Therefore, such compliance depends upon additional factors such as the proper installation of the components of the environment (including our systems, compliance of software and system components provided by other vendors), implementation of compliant security processes and business practices and adherence to such processes and practices.

Our business and financial condition could be adversely affected if we do not comply with new or existing industry standards and regulations, or obtain or retain necessary regulatory approval or certifications in a timely fashion, or if compliance results in increasing the cost of our products.

Our products may infringe on the IP rights of others.

It is not always possible to know with certainty whether or not the manufacture and sale of our products or the licenses we are granted from third parties infringe patents or other IP rights owned by third parties. Third parties may, from time to time, claim that our products infringe on their patent or other IP rights. In addition, if third parties claim that our customers are violating their IP rights, our customers may seek indemnification from us or may terminate their relationships with us.

IP rights litigation is complex and costly, and we cannot be sure of the outcome of any litigation. Even if we prevail, the cost of litigation could harm our results of operations. In addition, litigation is time-consuming and could divert our management’s attention and resources away from our business. If we do not prevail in such litigation, in addition to any damages we might have to pay, we might be required to discontinue the use of certain processes, cease the manufacture, use and sale of infringing products and solutions, and expend significant resources to develop non-infringing technology or obtain licenses on unfavorable terms. In addition, some licenses are non-exclusive and, therefore, our competitors may have access to the same technology licensed to us.

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

In addition, there are inherent risks in these international operations which include, among others:

●	changes in regulatory requirements and communications standards;

●	changes in external political policies, such as embargos based on manufacturing origin;

●	political and economic instability;

●	required licenses, tariffs and other trade barriers;

●	difficulties in enforcing IP rights across, or having to litigate disputes in, various jurisdictions;

●	difficulties in staffing and managing international operations;

●	potentially adverse tax consequences;

●	the burden of complying with a wide variety of complex laws and treaties in various jurisdictions; and

●	business interruptions resulting from geopolitical actions, including war and terrorism, or natural disasters including earthquakes, typhoons, floods, and fires.

If we are unable to manage the risks associated with our focus on international sales, our business may be harmed.

Currency fluctuations could adversely affect our results of operations.

We generate a significant portion of our revenues in U.S. Dollars, but we incur some of our expenses in other currencies. Our principal non-U.S. Dollar expenses are for Israeli employees’ salaries, which are in New Israeli Shekels, or NIS. Our subsidiary in Poland, ASEC, incurs expenses in Polish Zloty and our subsidiary in South Africa, OTI PetroSmart, incurs expenses in South African Rand. To the extent that we and our subsidiaries conduct our business in different currencies, our revenues and expenses and, as a result, our assets and liabilities, are not necessarily accounted for in the same currency. We are therefore exposed to foreign currency exchange rate fluctuations. These fluctuations may negatively affect our results of operations. Our operations could also be adversely affected if we are unable to limit our exposure to currency fluctuations in the future.

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

Our operations in countries outside the U.S. are subject, among others, to the Foreign Corrupt Practices Act of 1977 as amended from time to time, or FCPA, which prohibits U.S. companies or foreign companies which their shares are traded on a U.S. stock exchange, or their agents and employees from providing anything of value to a foreign public official as defined in the FCPA for the purposes of influencing any act or decision of these individuals in their official capacity to help obtain or retain business, direct business to any person or corporate entity, or obtain any unfair advantage. We have internal control policies and procedures with respect to the FCPA. However, we cannot assure that our policies and procedures will always protect us from reckless or criminal acts that may be committed by our employees or agents. Violations of the FCPA may result in severe criminal or civil sanctions, and we may be subject to other liabilities, which could have a material adverse effect on our business, consolidated results of operations and consolidated financial condition. In addition, investigations by governmental authorities as well as legal, social, economic, and political issues in countries where we operate could have a material adverse effect on our business and consolidated results of operations. We are also subject to the risks that our employees or agents outside of the U.S. may fail to comply with other applicable laws. The costs of complying with these and similar laws may be significant and may require significant management time and focus. Any violation of these or similar laws, intentional or unintentional, could have a material adverse effect on our business, financial condition or results of operations.

We are using third parties’ goods and services from time to time. Although we make efforts to ensure the service quality, we cannot control the actions of such third parties, and therefore we may be subject to claims and risks.

We depend on third-party service providers, suppliers, and licensors to supply some of the services, hardware, software and operational support necessary to provide some of our services. If these vendors experience operating or financial difficulties or are otherwise unable to provide the equipment or services we need fully or in a timely manner, at our specifications and at reasonable prices, our ability to provide some services might be materially adversely affected, or the need to procure or develop alternative sources of the affected materials or services might delay our ability to serve our customers. These events could materially and adversely affect our ability to retain and attract customers, and have a material negative impact on our operations, business, financial results and financial condition.

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

In addition, prior to purchasing our products, some customers may require us to receive or obtain a third-party certification, or occasionally certify our products by ourselves, that our products can be integrated successfully into their systems or comply with applicable regulations. In some cases, in order for our products, or for the system into which they are integrated, to be certified, we may have to make significant product modifications. Furthermore, receipt of third party certifications may not occur in a timely manner or at all. Failure to receive third-party certifications could render us unable to deploy our products in a timely manner or at all, which may adversely affect our operations, business, financial results and financial condition.

Defects in our products could harm our reputation, result in loss of customers and revenues or subject us to product liability claims.

Our products are highly technical and deployed as part of large and complex projects. As a result of the nature of our products, they can only be fully tested when fully deployed. Any defects in our products could result in harm to our reputation; loss of, or delay in, revenues; loss of customers and market share; failure to attract new customers or achieve market acceptance for our products; unexpected expenses to remedy such defects; and/or exposure to potential product liability claims.

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

We are a global company with worldwide operations. In addition to being headquartered in Israel, we derive a certain portion of our sales and future growth from regions such as Latin America, Eastern Europe and Africa, which may be more susceptible to political or economic instability.

Certain portions of our operations are conducted outside the markets in which our products are sold, and accordingly, we often import a substantial number of products into such markets. We may, therefore, be denied access to our customers or suppliers or denied the ability to ship products from any of our sites as a result of a closing of the borders of the countries in which we sell our products, or in which our operations are located, due to economic, legislative or political conditions. This could have a material negative impact on our operations, business, financial results and financial condition.

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

Some of our revenues are derived from sales to customers and distributors that incorporate our products into systems which they supply and install for use by their end-use customers. While we view such resellers as our final customers, our revenues may decline if the efforts of these resellers fail in their efforts to sell their products or to resell our products. Further, the faulty or negligent implementation and installation of our products by our customers or their end-use customers may harm our reputation and dilute our brand name. We are one step removed from the end-users of our products, and therefore it may be more difficult for us to rectify damage to our reputation caused by resellers that have direct contact with end-users. In addition, termination of agreements with resellers or revocation of exclusive distribution rights within certain countries might be difficult. If we are unable to maintain our current relationships with resellers or develop relationships with new resellers, we may not be able to sell our products, and our results of operations could be impaired.

While we also sell directly to end-users, our future success will depend upon the timing and size of future purchases by resellers and the success of their products and services for which they use our products.

We are exposed to credit risk with some of our customers and to credit exposures and currency controls, which could result in material losses.

A significant portion of our net revenues is on an open credit basis that we provide to our customers. While we assess collectability for revenue recognition purposes on a regular basis, credit risks may be higher and collections may be more difficult to enforce, and future losses due to inability to collect some or a major part of future revenues, if incurred, could harm our business and have a material adverse effect on our operating results and financial condition. Additionally, to the extent that any uncertainty in the global economy makes it more difficult for some customers to obtain financing, our customers’ ability to pay could be adversely impacted, which in turn could have a material adverse impact on our business, cash flows, operating results, and financial condition.

We may face SEC enforcement risks with respect to conflict minerals obligations.

The SEC has adopted disclosure requirements under section 102 of the Dodd-Frank Wall Street Reform and Consumer Protection Act regarding the source of certain minerals for which such conflict minerals are necessary to the functionality or production of a product manufactured, or contracted to be manufactured which are mined from the Democratic Republic of Congo, and adjoining countries, including Sudan, Uganda, Burundi, United Republic of Tanzania, Zambia, Angola, and the Central African Republic. These rules require reporting companies to file a conflict minerals report as an exhibit to a Form SD report with the SEC, which we did as required in 2017. The conflict minerals report is required to set out the due diligence efforts and procedures exercised on the source and chain of custody of such conflict minerals, in accordance with internationally recognized due diligence framework, and a description of the Company’s products containing such conflict minerals. Although we expect that we will be able to continue to comply with the requirements of the applicable rules, we have incurred, and expect to continue to incur costs to conduct a country of origin inquiries and to exercise such due diligence. In addition, in preparing to do so, the Company is dependent upon the implementation of new systems and processes and information supplied by certain suppliers of products that contain, or potentially contain conflict minerals. To the extent that the information that it receives from its suppliers is inaccurate or inadequate or its processes in obtaining that information do not fulfill the SEC’s requirements, the Company could face SEC enforcement risks.

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

Our Ordinary Shares are listed on the Nasdaq Capital Market. Nasdaq provides various continued listing requirements that a company must meet in order for its stock to continue trading on the Nasdaq Capital Market. Among these requirements is the requirement that the Company’s stock trades at a minimum bid price of $1.00 per share. On October 14, 2015, we received a written notice from Nasdaq indicating that we were not in compliance with Nasdaq listing requirements, as our closing bid price for our Ordinary Shares was below $1.00 per share for the previous 30 consecutive trading days. On July 25, 2016, following a transfer from the Nasdaq Global Market to the Nasdaq Capital Market and a period in which our minimum bid price exceeded $1.00 per share, we regained compliance with Nasdaq’s minimum listing requirements. There is no assurance that our share price will continue to trade at or above a minimum bid price of $1.00 per share and if we again fail to meet minimum listing requirements there can be no assurance that we will be able to regain compliance with the minimum bid price requirement or will otherwise be in compliance with other Nasdaq listing criteria. Any such delisting could adversely affect our ability to obtain financing for the continuation of our operations and could result in the loss of confidence by investors, customers and employees.

We may need additional funds in the future and our share price could be adversely affected by future sales of our Ordinary Shares.

As of December 31, 2017, we had 41,174,378 outstanding Ordinary Shares, 1,178,699 Ordinary Shares that were repurchased by us and are held as dormant shares, 40,000 warrants to purchase additional Ordinary Shares at a weighted average exercise price of $0.95 per share and 1,495,000 options to purchase additional Ordinary Shares at a weighted average exercise price of $1.27 per share. On October 20, 2017, we filed a shelf registration statement on Form S-3 with the SEC, or Shelf Registration, which was declared effective on November 15, 2017, under which we may, from time to time, sell up to an aggregate of $50 million of our securities, subject to limitations, based on the value of our shares held by non-affiliates. We have implemented certain cost reduction initiatives and have reached certain arrangements and agreements that we expect will provide additional cash resources and are constantly looking for ways to increase our cash resources to fund our operating expenses and capital requirements. However, there is no assurance we will not need additional funds in the future to meet our operating expenses and capital requirements, and we may use the Shelf Registration in the future to raise funds by additional public offerings or issue additional Ordinary Shares. The market price of our Ordinary Shares could drop as a result of sales of substantial amounts of our Ordinary Shares in the public market or the perception that such sales may occur, including sales or perceived sales by our directors, officers or principal shareholders. These factors could also make it more difficult to raise additional funds through future offerings of our Ordinary Shares or other securities. Also if we are unable to obtain additional funds on terms favorable to us, or at all, we may be required to cease or reduce our operating activities.

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

As of December 31, 2017, we have only 5,488,424 authorized but unissued and unreserved Ordinary Shares. The current number of these unissued and unreserved shares may not be sufficient to allow us to conduct future offerings of our equity securities to raise capital, to grant options or to conduct other strategic transactions with our Ordinary Shares. Under Israeli corporate law, any increase in our authorized share capital requires the approval of our shareholders. Obtaining shareholder approval may delay or otherwise interfere with conducting transactions of the type mentioned above. Furthermore, there is no assurance that our shareholders will approve a proposal to increase our share capital.

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

The Sarbanes-Oxley Act of 2002 imposes certain duties on us and our executives and directors. Our efforts to comply with the requirements of the Sarbanes-Oxley Act, and in particular with Section 404, have resulted in increased general and administrative expenses and a diversion of management time and attention, and we expect these efforts to require the continued commitment of resources. If we fail to maintain the adequacy of our internal controls, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal control over financial reporting. Although our management has determined that we had effective internal control over financial reporting as of December 31, 2017, we may identify material weaknesses or significant deficiencies in our future internal control over financial reporting. In addition, as a smaller reporting company, our internal control over financial reporting is not required to be audited by our independent registered public accounting firm. Failure to maintain effective internal control over financial reporting could result in investigation or sanctions by regulatory authorities and could have a material adverse effect on our operating results, investor confidence in our reported financial information, and the market price of our Ordinary Shares.

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

We are entitled to certain tax benefits under Israeli government programs, largely as a result of the “Approved Enterprise” status granted to some of our capital investment programs by the Israeli Ministry of Finance, and due to eligibility of tax benefits under the “Preferred Enterprise” routes. These benefits include tax exemption or reduced tax rates. Without such benefits, our taxable income would be taxed at the regular corporate tax rate (24% in 2017). To maintain our eligibility for these tax benefits, we must continue to meet conditions, including making specified investments in property, plant, and equipment and maintaining a certain minimum level of export sales. We cannot assure that we will continue to be eligible for these tax benefits at the same rate or at all. The termination or reduction of these programs and tax benefits could increase our taxes, once we become profitable, and could have a material adverse effect on our business.

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

Our research and development efforts, during the period between 1999 and 2006, were financed in part through royalty-bearing grants that we received from the IIA. As of December 31, 2017, we received a total of approximately $7 million from the IIA. The total amount of grants received until December 31, 2017, net of royalties paid, was approximately $3.7 million (including accrued interest). With respect to such grants, we are committed to pay the IIA royalties at a rate of 3%-3.5% from the sales of products developed with grant funds, up to the total amount of grants received, linked to the dollar and bearing interest at an annual rate of LIBOR applicable to dollar deposits. Even following full repayment of the IIA grants, we are required to comply with the requirements of the Israeli Encouragement of Industrial Research and Development Law, 5744-1984, and related regulations, or the Research Law. When a company develops know-how, technology or products using IIA grants, the terms of these grants and the Research Law restrict the transfer of such know-how, and the transfer of manufacturing or manufacturing rights of such products, technologies or know-how outside of Israel, without the prior approval of the IIA. Therefore, if aspects of our technologies are deemed to have been developed with IIA funding, the discretionary approval of an IIA committee would be required for any transfer to third parties outside of Israel of IIA-supported know-how or manufacturing or manufacturing rights related to those aspects of such technologies, and may result in payment of increased royalties (both increased royalty rates and increased royalties ceilings) and/or payment of additional amounts to the IIA. We may not receive such approvals. Furthermore, the IIA may impose certain conditions on any arrangement under which it permits us to transfer technology or development out of Israel (including for the purpose of manufacturing). Licensing IIA-supported technologies may, under certain circumstances, be considered a transfer of know-how and therefore may require approval as aforementioned.

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

The Companies Law regulates acquisitions of shares through tender offers, requires special approvals for transactions involving shareholders holding 25% or more of a company’s capital, and regulates other matters that may be relevant to these types of transactions. These provisions of Israeli law could have the effect of delaying or preventing a change in control and may make it more difficult for a third party to acquire us, even if doing so would be beneficial to our shareholders. These provisions may limit the price that investors may be willing to pay in the future for our Ordinary Shares. Furthermore, Israeli tax considerations may make potential transactions undesirable to us or to some of our shareholders.

Item 1B. Unresolved Staff Comments.

Not Applicable.

Item 2. Properties.

We lease an aggregate of 1,620 square meters of office space in Rosh Pina, Israel pursuant to a lease that expires on July 31, 2018, and has two additional one-year options thereafter.

OTI America leases an aggregate of 2,460 square feet of office space in Iselin, New Jersey pursuant to a lease that expires on October 31, 2018. OTI America intends to sublease an aggregate of 1,405 square feet of office space in Austin, Texas commencing upon the consent of the landlord and expiring on May 31, 2020. OTI America is searching for a subtenant for the New Jersey property.

OTI PetroSmart owns an aggregate of approximately 800 square meters of office space and 386 square meters of store and parking area in Cape Town, South Africa and leases 214 square meters of office space in Johannesburg, South Africa, pursuant to a lease agreement that extends until April 30, 2021.

ASEC leases 495 square meters of office space in Krakow, Poland, pursuant to a lease terminable on six months' prior notice and 28 square meters of office space in Lublin, Poland pursuant to a lease that expires on October 11, 2018. ASEC also leases office and warehouse space in three separate locations in Warsaw, Poland: (i) 143 square meters of office space pursuant to a lease that expires on April 29, 2019, ASEC currently is subleasing this property until April 29, 2019; (ii) 60 square meters of office space pursuant to a lease that expires on April 30, 2019; and (iii) 86 square meters Customer services and warehouse and 87 square meters of warehouse space pursuant to leases that expire on May 2, 2019 as to the office space and April 15, 2019 as to the warehouse space.

We believe that the current space we have is adequate to meet our current and near future needs.

Item 3. Legal Proceedings.

From time to time, we become involved in various routine legal proceedings incidental to the ordinary course of our business. We do not believe that the outcomes of these legal proceedings have had in the recent past or will have (with respect to any pending proceedings), significant effects on our financial position or profitability.

On September 2, 2012, we filed an insurance lawsuit in the Israeli Central District Court against Harel Insurance Company Ltd., or Harel, for damages incurred by us due to flooding in our subcontractor’s (Smartrac) manufacturing site in Thailand in 2011, in the amount of approximately $11 million. This caused disruptions to our supply chain and specifically affected our ability to deliver products to our customers. On August 23, 2017, the District Court in Israel issued judgment in our favor in the amount of approximately $2.3 million (including amounts specifically set for legal fees, etc.) for insurance coverage for damages incurred in connection with flooding in Thailand. Harel submitted its appeal of the judgment to the Israeli Supreme Court as well as a request for stay of judgment.  On October 30, 2017, the Court denied the requested stay. Following the denial of Harel’s request, a payment of approximately $1.6 million was received. Based on the advice of counsel, the Company currently believes that there are sufficient grounds on which to uphold the District Court’s ruling and, as such, Harel’s appeal will be denied.

On October 3, 2013, a financial claim was filed against us and our then-subsidiary, Parx France (referred to in this paragraph, collectively, as the Defendants), in the Commercial Court of Paris, France. The sum of the claim was €1.5 million and was based on the allegation that the plaintiff sustained certain losses in connection with Defendants not granting the plaintiff exclusive marketing rights to distribute and operate the Defendants’ PIAF Parking System in Paris and the Ile of France. We filed an initial memorandum of defense rejecting all the plaintiff’s allegations and claims. On October 25, 2017, the Paris Commercial Court issued its ruling in this matter dismissing all claims against us but ordered Parx France to pay the plaintiff €50,000 (plus interest) in damages plus another approximately €5,000 in other fees and penalties. In order to end the legal uncertainty, we offered to pay the amounts mentioned above to the plaintiff in consideration for not filing future appeals. The Plaintiff rejected this offer.

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

In December 2013, we completed the sale of certain assets, subsidiaries and intellectual property, or IP, relating to its Smart ID division, for a total purchase price of $10,000,000 in cash and an additional $12,500,000 subject to performance-based milestones, or the SmartID Division Divesture. On April 20, 2016, the purchaser of the Smart ID division, SuperCom, and we entered into a settlement agreement resolving certain litigation between SuperCom and us pursuant to which SuperCom paid us $2,050,000 and will agree to pay us up to $1,500,000 in accordance with and subject to a certain earn-out mechanism. In November 2017, we commenced an arbitration procedure with SuperCom, in which we claim that additional earn-out payments have not been paid to us. SuperCom has also raised claims against us during the arbitration procedure, which we believe, based on the opinion of our legal counsels, have no merit.

On March 1, 2017, a claim, or the USAT Claim, was filed in the U.S. District Court, Eastern District of Pennsylvania against us and our U.S. subsidiary, OTI America Inc., by USA Technologies Inc., or USAT. The USAT Claim asserted, among other things, that products sold by us to USAT’s manufacturing subcontractor, Masterwork Electronics, Inc., or Masterwork, failed to conform to promised specifications. USAT sought payment of $4,913,000 plus interest and costs, comprised of $729,000 to cover payment for alternative products, and $4,184,000 to cover costs of replacing the allegedly non-conforming products already installed. On March 3, 2017, we filed a lawsuit, or the OTI Claim, against Masterwork in the U.S. District Court for the Northern District of California. We sought payment of $2,518,000 plus interest and costs as a result of Masterwork’s refusal to perform its obligations in connection with a purchase order supplied by Masterwork to us, based on Masterwork’s allegations that its customer, USAT, had apparently claimed that the products are not conforming. On July 20, 2017, the OTI Claim was transferred to the U.S. District Court for the Eastern District of Pennsylvania and on August 23, 2017, the USAT Claim and OTI Claim were consolidated into a single action. On November 1, 2017, all parties to these proceedings entered into a settlement agreement resolving their disputes and have, accordingly, dismissed all litigation on November 1, 2017. We have received full payment for all products sold to Masterwork.

Item 4. Mine Safety Disclosures.

Not Applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our Ordinary Shares are traded on the Nasdaq Capital Market under the symbol “OTIV”.

The following table shows, for the periods indicated, the high and low selling prices of our Ordinary Shares in U.S. Dollars as reported on the Nasdaq Global and Capital Market (based on the relevant periods where our Ordinary Shares traded therein).

Period	Nasdaq Global/Capital Market Per Share $[1]
	High	Low
2016
First quarter	1.10	0.32
Second quarter	1.10	0.80
Third quarter	1.38	0.88
Fourth quarter	1.79	0.90
2017
First quarter	2.09	1.41
Second quarter	1.75	1.14
Third quarter	1.60	1.18
Fourth quarter	2.94	0.93
2018
First quarter (through March 12, 2018)	1.72	0.96

[1] On April 13, 2016, listing of our shares was transferred from the Nasdaq Global Market to the Nasdaq Capital Market.

Record Holders

Based on a review of the information provided to us by our transfer agent, as of March 12, 2018, there were 14 holders of record of our Ordinary Shares. This number may not be representative of the actual number of beneficial holders of our shares since many of our Ordinary Shares are held of record by brokers or other nominees.

Dividends

We have never declared or paid any cash dividends on our Ordinary Shares or other securities. We currently expect to retain all future earnings, if any, to finance the development of our business, and do not anticipate paying any cash dividends in the foreseeable future. Any future determination relating to dividend policy will be made by our Board and will depend on a number of factors, including future earnings, capital requirements, financial condition and future prospects and other factors the Board may deem relevant. In the event of a distribution of a cash dividend out of tax-exempt income, we may be liable for corporate tax at a rate of up to 30% in respect of the amount distributed.

Item 6. Selected Financial Data.

Not applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This discussion and analysis should be read in conjunction with our consolidated financial statements and notes thereto contained in “Item 8. Financial Statements and Supplementary Data” of this Annual Report.

Overview

We are a fintech pioneer and leading developer of cutting-edge secure cashless payment solutions providing global enterprises with innovative technology for over two decades. We operate in two main segments: (1) Retail and Mass Transit Ticketing; and (2) Petroleum. In addition to our two reportable segments, certain products for the medical industry and other secure smart card solutions are classified under “Other” in segment analysis appearing in this Annual Report.

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

Year ended December 31, 2017, compared to years ended December 31, 2016 and 2015

Sources of Revenue

We have historically derived a substantial majority of our revenues from the sale of our products, including both complete systems and original equipment manufacturer components. In addition, we generate revenues from licensing and transaction fees, and also, less significantly, from engineering services, customer services, and technical support. During the past three years, the revenues that we have derived from sales and from licensing and transaction fees have been as follows (in thousands):

	Year ended December 31,
	2017	2016	2015
Sales	$17,299	$14,721	$12,501
Licensing and transaction fees	$5,083	$5,843	$5,971
Total revenues	$22,382	$20,564	$18,472

Sales. Sales increased by $2.6 million, or 18%, in 2017 compared to 2016 and increased by $2.2 million, or 18%, in 2016 compared to 2015. The increase in 2017 compared to 2016 is mainly attributed to an increase in Retail and Mass Transit Ticketing segment sales in Japan, to an increase in Petroleum segment sales in India and to an increase in sales of readers and otiMetry solution in Europe, partially offset by a decrease in sales of readers to the U.S. market and a decrease in our Other segment sales. The increase in 2016 compared to 2015 is mainly attributed to an increase in Retail and Mass Transit Ticketing segment sales related to our readers in the U.S. market, partially offset by a decrease in sales of our Other segment and a decrease in sales of Petroleum products.

Licensing and transaction fees. Licensing and transaction fees include single and periodic payments for distribution rights for our products as well as licensing our intellectual property rights to third parties. Transaction fees are paid by customers based on the volume of transactions processed by systems that contain our products. The decrease of $760,000 in 2017, or 13%, compared to 2016 is mainly due to a decrease in licensing of our intellectual property rights to third parties in the U.S. market (licensing including legal actions to enforce patent rights), partially offset by an increase in licensing fees of our otiMetry solution in Europe. The decrease of $128,000 in 2016, or 2%, compared to 2015 is mainly due to a decrease in licensing of our intellectual property rights to third parties in the U.S. market, partially offset by an increase in transaction fees of our Other segment.

We have historically derived revenues from different geographical areas. The following table sets forth our revenues, by dollar amount (in thousands) and as a percentage of annual revenues in different geographical areas, during the past three years:

Year ended December 31,	Americas		Europe		Africa		APAC
2017	$7,167	32%	$7,295	33%	$4,323	19%	$3,597	16%
2016	$9,984	48%	$5,890	29%	$4,122	20%	$568	3%
2015	$7,886	43%	$5,585	30%	$3,970	21%	$1,031	6%

Our revenues from sales in Americas decreased by $2.8 million, or 28%, in 2017 compared to 2016, mainly due to a decrease in sales of readers to the U.S. market, and by a decrease in licensing of our intellectual property rights to third parties in the U.S. market. Our revenues from sales in Americas increased by $2.1 million, or 27%, in 2016 compared to 2015, mainly due to an increase in sales of readers to the U.S. market, partially offset by a decrease in licensing of our intellectual property rights to third parties in the U.S. market.

Our revenues from sales in Europe increased by $1.4 million, or 24%, in 2017 compared to 2016, mainly due to an increase in sales in our Retail and Mass Transit Ticketing segment and to an increase in readers and otiMetry solution in the European market. Our revenues from sales in Europe increased by $305,000, or 5%, in 2016 compared to 2015, mainly due to an increase in sales of our otiMetry solution and an increase in transaction fees related to mass transit ticketing.

Our revenues from sales in Africa increased by $201,000, or 5%, in 2017 compared to 2016, mainly due to an increase in sales of Petroleum products, partially offset by a decrease in sales of our MediSmart products, both as affected by fluctuation in currency exchange rate for the South African Rand versus the U.S. Dollar. Our revenues from sales in Africa increased by $152,000, or 4%, in 2016 compared to 2015, mainly due to an increase in sales of Petroleum products, partially offset by a decrease in sales of our MediSmart products.

Our revenues from sales in APAC increased by $3.0 million, or 533%, in 2017 compared to 2016 mainly due to an increase in our Uno Plus and GoBox products in Japan and an increase in our Petroleum products in India. Our revenues from sales in APAC decreased by $463,000, or 45%, in 2016 compared to 2015 mainly due to a decrease in sales of Petroleum and other products.

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

The following table sets forth our revenues, by dollar amount (in thousands) and as a percentage of annual revenues by segments, during the past three years:

Year ended December 31,	Retail and Mass Transit Ticketing		Petroleum		Other
2017	$15,380	69%	$5,118	23%	$1,884	8%
2016	$14,124	69%	$4,122	20%	$2,318	11%
2015	$11,510	62%	$4,386	24%	$2,576	14%

Revenues in 2017 from Retail and Mass Transit Ticketing segment increased by $1.3 million, or 9%, compared to 2016 mainly due to an increase in sales in the Japanese market and an increase in readers and otiMetry solution sales in Europe, partially offset by a decrease in sales of readers to the U.S. market and a decrease in licensing of our intellectual property rights to third parties in the U.S. market. Revenues in 2016 from Retail and Mass Transit Ticketing segment increased by $2.6 million, or 23%, compared to 2015 mainly due to an increase in sales of readers to the U.S. market and an increase in sales of our otiMetry solution in the European market, partially offset by a decrease in licensing of our intellectual property rights to third parties in the U.S. market.

Revenues in 2017 from the Petroleum segment increased by $1.0 million, or 24%, compared to 2016, mainly due to an increase in sales of Petroleum products in India, and an increase in sales of Petroleum products in Africa. Revenues in 2016 from the Petroleum segment decreased by $264,000, or 6%, compared to 2015, mainly due to a decrease in sales of Petroleum products in Asia and South America, partially offset by an increase in sales of Petroleum products in North America and an increase in sales of Petroleum products in Africa.

Our revenues in 2017 from the Other segment decreased by $434,000, or 19%, compared to 2016 mainly due to a decrease in sales of MediSmart products in Africa. Our revenues in 2016 from the Other segment decreased by $258,000, or 10%, compared to 2015 mainly due to a decrease in sales of access control products in Asia.

Cost of Revenues and Gross Margin

Our cost of revenues, presented by gross profit and gross margin percentage, for each of the past three years has been as follows (dollar amounts in thousands):

	Year ended December 31,
Cost of revenues	2017	2016	2015
Cost of sales	$10,996	$10,111	$8,889
Cost of licensing and transaction fees	$-	$250	$325
Total cost of revenues	$10,996	$10,361	$9,214
Gross profit	$11,386	$10,203	$9,258
Gross margin percentage	51%	50%	50%

Cost of sales. Cost of sales consists primarily of materials, as well as salaries, fees to subcontractors and related costs of our technical staff that assemble our products. The increase of $885,000, or 9%, in 2017 compared to 2016, resulted primarily from an increase in revenues mainly attributed to an increase in Retail and Mass Transit Ticketing segment sales in Japan and an increase in our Petroleum segment sales in India. The increase of $1.2 million, or 14%, in 2016 compared to 2015, resulted primarily from an increase in revenues mainly attributed to an increase in Retail and Mass Transit Ticketing segment sales in the United States.

 Cost of licensing and transaction fees. Cost of licensing and transaction fees consists of fees in connection with licensing of our intellectual property rights to third parties in the United States only. We did not have cost of licensing and transaction fees in 2017 that are attributed to our revenues in 2017. Those fees in 2016 compared to 2015, remained consistent.

Gross margin. The increase in 2017 compared to 2016 of 1% is mainly attributed to a change in our revenue mix. Gross margin in 2016 compared to 2015 remained consistent.

Operating expenses

Our operating expenses for each of the past three years have been as follows (in thousands):

	Year ended December 31,
Operating expenses	2017	2016	2015
Research and development	$3,305	$2,810	$3,436
Selling and marketing	$5,633	$5,546	$6,368
General and administrative	$3,633	$3,499	$4,497
Patent litigation and maintenance	$31	$48	$830
Other expenses, net	$52	$191	$914
Total operating expenses	$12,654	$12,094	$16,045

Research and development. Our research and development expenses consist primarily of the salaries and related expenses of our research and development staff, as well as subcontracting expenses. The increase of $495,000, or 18%, in 2017 compared to 2016 is primarily attributed to an increase in employment expenses, an increase in the number of research and development employees and an increase in subcontractor expenses. The decrease of $626,000, or 18%, in 2016 compared to 2015 is primarily attributed to a decrease in the number of research and development employees due to the implementation of our cost-cutting plan.

Selling and marketing. Our selling and marketing expenses consist primarily of salaries and substantially all of the expenses of our sales and marketing subsidiaries and offices in the United States, South Africa, and Europe, as well as expenses related to advertising, professional expenses and participation in exhibitions and tradeshows. Our selling and marketing expenses in 2017 compared to 2016, remained consistent. The decrease of $822,000, or 13%, in 2016 compared to 2015 is primarily attributed to a decrease in employment expenses of selling and marketing employees who left the Company by the end of 2015, and to a lesser extent to a decrease in exhibitions and traveling expenses and to a decrease in marketing and advertising expenses.

General and administrative. Our general and administrative expenses consist primarily of salaries and related expenses of our executive management and financial and administrative staff. These expenses also include costs of our professional advisors (such as legal and accounting), office expenses, insurance and provision for doubtful accounts. The increase of $134,000 or 4% in 2017 compared to 2016 is primarily attributed to an increase in employment expenses, partially offset by income from our lawsuit against Harel for damages incurred by us due to flooding in a subcontractor’s manufacturing site. The decrease of $1.0 million, or 22%, in 2016 compared to 2015 is primarily attributed to a decrease in employee expenses, a decrease in stock-based compensation related to options granted to employees, a decrease in professional expenses and a decrease in office expenses.

Patent litigation and maintenance expenses. Our patent litigation and maintenance expenses consist primarily of professional advisors related to our patents and other IP, such as lawyers or other consultants, and also consist of salaries and related expenses of our team of employees executing our IP strategy. Our patent litigation and maintenance expenses in 2017 compared to 2016, remained consistent. The decrease of $782,000, or 94%, in 2016 compared to 2015, is primarily attributed to a decrease in employment expenses related to the cessation of employment of our former director and Chief Executive Officer of our U.S. subsidiary, who led the Company's efforts to maximize the value of our patents portfolio until August 2015.

Other expenses (income), net. In 2017, our other expenses, net consisted mainly of expenses related to the sale of fixed assets. In 2016, our other expenses, net consisted of compensation expenses related to the termination of employment of our former Chief Financial Officer, Mr. Shay Tomer, and our former General Counsel and Company Secretary, Mr. Arie Rubinstein, according to their employment terms, following their resignation from the Company on January 31, 2016 and on March 30, 2016, respectively. Our other expenses (income), net in 2016 also consisted of net loss of $83,000 from the sale of our headquarters building in Rosh Pina, Israel on September 4, 2016, to a third party. In 2015, our other expenses consist of compensation expenses related to the termination of employment of our former Chief Executive Officer, Mr. Ofer Tziperman, according to his employment terms, following his resignation from the Company and its subsidiaries on February 10, 2015 and compensation expenses related to the cessation of employment of our former director and Chief Executive Officer of our U.S. subsidiary on August 3, 2015. Our other expenses (income), net in 2015 also consisted of non-recurring consulting fees as part of a strategic review.

Financing expenses, net

Our financing expenses, net, for each of the past three years, have been as follows (in thousands):

	Year ended December 31,
	2017	2016	2015
Financing expenses, net	$341	$396	$583

Financing expenses, net consist primarily of financing expense related to interest payable on bank loans, bank commissions and foreign exchange differentials partially offset by financing income related to interest earned on investments in short-term deposits. The decrease in financing expenses, net in 2017 compared to 2016 of $55,000, or 14%, is mainly due to a decrease in interest expenses on short and long term loans that resulted from early repayments, partially offset by an increase in the exchange rate differentials of the U.S. Dollar against other currencies. The decrease in financing expenses, net in 2016 compared to 2015 of $187,000, or 32%, is mainly due to a decrease in interest expenses on short and long term loans that resulted from early repayments of loans, partially offset by an increase in exchange rate differentials of the U.S. Dollar against other currencies

Net loss from continuing operations

Our net loss from continuing operations for each of the past three years has been as follows (in thousands):

	Year ended December 31,
	2017	2016	2015
Net loss from continuing operations	$(1,683)	$(2,369)	$(7,492)

The decrease of net loss from continuing operations of $686,000, or 29%, in 2017 compared to 2016 is primarily due to an increase in our sales and an increase in our gross profit, partially offset by an increase in our operating expenses, as described above. The decrease of net loss from continuing operations of $5.1 million, or 68%, in 2016 compared to 2015 is primarily due to an increase in our sales, an increase in our gross profit, a decrease in our operating expenses and a decrease in financing expenses, net, as described above.

Net income from discontinued operations

Our net income from discontinued operations for each of the past three years has been as follows (in thousands):

	Year ended December 31,
	2017	2016	2015
Net income from discontinued operations	$1,085	$1,509	$253

The decrease in net income from discontinued operations of $424,000 in 2017 compared to 2016 is mainly attributed to a $2.1 million settlement fee paid to us in May 2016, in connection with a litigation with SuperCom Ltd. relating to the sale of our SmartID division, partially offset by $1.6 million, net recovered by us pursuant to the August 23, 2017 judgment of the Israeli Central District Court in a lawsuit against Harel for damages incurred by us due to flooding in a subcontractor’s manufacturing site. The increase in net income from discontinued operations of $1.3 million in 2016 compared to 2015 is mainly attributed to the $2.1 million settlement fee related to litigation with SuperCom, and to income from contingent consideration according to an earn-out mechanism in connection with the divestiture of our SmartID division to SuperCom, partially offset by the loss from operations activity and the sale of certain assets and IP relating our previous parking business.

Net loss

Our net loss for each of the past three years has been as follows (in thousands):

	Year ended December 31,
	2017	2016	2015
Net loss	$(598)	$(860)	$(7,239)

The decrease in net loss of $262,000, or 30%, in 2017 compared to 2016, is primarily due to an increase in our gross profit, partially offset by increase in our operating expenses and a decrease in net profit from discontinued operations, as described above. The decrease in net loss of $6.4 million, or 88%, in 2016 compared to 2015, is primarily due to an increase in our gross profit, a decrease in our operating expenses, an increase in net profit from discontinued operations and to a decrease in financing expenses, net, as described above.

Critical Accounting Policies and Estimates

We prepare our consolidated financial statements in conformity with accounting principles generally accepted in the United States. Accordingly, we are required to make certain estimates, judgments and assumptions that we believe are reasonable based on the information available. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and results of operations. To fully understand and evaluate our reported financial results, we believe it is important to understand our revenue recognition policy, our policy with respect to discontinued operations and our policy with respect to contingent consideration.

Revenue recognition. We recognize product sale revenues upon delivery, provided there is persuasive evidence of an arrangement and that the risks and rewards of ownership have transferred to the buyer, delivery has occurred, the fee is fixed or determinable, and collection is probable, and no further obligation exists. In the case of nonrecurring engineering, revenue is recognized upon completion of testing and approval of the customization of the product by the customer and provided that no further obligation exists. License and transaction fees are recognized as earned based on actual usage. Usage is determined by receiving confirmation from the users. Patent litigation revenues are recognized upon final settlement of the litigation. Revenues relating to customer services and technical support are recognized as the services are rendered ratably over the term of the related contract.

We recognize revenues from customer services and technical support as the services are rendered ratably over the period of the related contract.

Licensing and transaction fees are recognized based on the volume of transactions or monthly licensing fees from systems that contain the Company’s products and usually bear no cost to the Company.

Our revenue recognition policies are consistently applied to all revenues recognized.

As of January 1, 2018, the Company has adopted Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers. The Company believes that its revenue recognition policy will not change materially due to the adoption of this new standard. See also Note 2W(1) to the consolidated Financial statements contained in “Item 8. Financial Statements and Supplementary Data” of this Annual Report.

Discontinued operations. Upon divestiture of a business, the Company classifies such business as a discontinued operation, if the divested business represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results.

For disposals other than by sale such as abandonment, the results of operations of business would not be recorded as a discontinued operation until the period in which the business is actually abandoned.

We have concluded that the divestiture of the SmartID division and the divestiture of the parking business qualify as discontinued operations and therefore have been presented as such.

The results of businesses that have qualified as discontinued operations have been presented as such for all reporting periods. Results of discontinued operations include all revenues and expenses directly derived from such businesses; general corporate overhead is not allocated to discontinued operations.

Any loss or gain that arose from the divestiture of a business that qualifies as discontinued operations have been included in the results of the discontinued operations.

We also present cash flows from discontinued operations separately from cash flows of continuing operations.

Contingent consideration. Certain sale arrangements consist of contingent consideration based on the divested businesses future sales or profits. We record the contingent consideration portion of the arrangement when the consideration is determined to be realizable.

Liquidity and Capital Resources

Our principal sources of liquidity since our inception have been sales of equity securities, borrowings from banks, cash from the exercise of options and warrants and proceeds from the divestiture of part of our businesses. We had cash, cash equivalents and short-term investments representing bank deposits of $10.1 million (of which an amount of $1.0 million has been pledged as a security in respect of performance guarantees granted to third parties, loans and credit lines received from a bank) as of December 31, 2017 and $11.5 million (of which an amount of $1.5 million had then been pledged as a security in respect of performance guarantees granted to third parties, loans and credit lines received from a bank) as of December 31, 2016. We believe that we have sufficient capital resources to fund our operations for at least the next 12 months. We adhere to an investment policy which is intended to enable the Company to avoid being classified as a “passive foreign investment company,” or PFIC, under United States law. That said, we cannot provide complete assurance that PFIC status will be avoided in the future. In addition, our investment policy requires investment in high-quality investment-grade securities. As of December 31, 2017, the long-term bank loans we have obtained are denominated in the following currencies: Polish Zloty ($765,000, with maturity dates ranging from 2018 through 2019) and South African Rand ($635,000, with maturity dates ranging from 2018 through 2023). As of December 31, 2017, these loans bear interest at rates ranging from 3.06%-10.5% per annum.

The composition of our long-term loans as of December 31, 2017, was as follows (in thousands):

December 31, 2017
Long-term loans	$1,400
Less-current maturities	586
$814

The composition of our short-term loans, bank credit and current maturities of long-term loans as of December 31, 2017, was as follows (in thousands):

	December 31, 2017
	Interest rate
In U.S. Dollars	4.50%	$1,669
In Polish Zloty	3.63%	1,147
In NIS	3.60%	$779
		3,595
Current maturities of long-term loans		586
		$4,181

Our and certain of our subsidiaries’ manufacturing facilities and certain equipment have been pledged as security in respect of a loan received from a bank. The Company’s short-term deposits in the amount of $1.0 million have been pledged as security in respect of guarantees granted to third parties, loans and credit lines received from a bank. Such deposits cannot be pledged to others or withdrawn without the consent of the bank.

As of December 31, 2017, we granted guarantees to third parties including performance guarantees and guarantees to secure customer advances in the sum of $347,000. The expiration dates of the guarantees ranged from January 2018 to June 2019.

For the years ended December 31, 2017 and December 31, 2016, we had a negative cash flow from continuing operations of $2.3 million and $2.1 million, respectively.

Operating activities related to continuing operations

For the year ended December 31, 2017, net cash used in continuing operating activities was $2.3 million primarily due to a $1.7 million net loss from operating activities, a $1.4 million decrease in trade payables, a $518,000 decrease in other current liabilities, a $225,000 increase in trade receivables, a $110,000 increase in other receivables and prepaid expenses and a $6,000 decrease in accrued interest and linkage differences, partially offset by $1.2 million of depreciation, a $254,000 non-cash expense due to stock-based compensation issued to employees and others, a $112,000 decrease in inventory, a $52,000 loss on sale of property and equipment, a $47,000 deferred tax expense and a $45,000 increase in accrued severance pay.

For the year ended December 31, 2016, net cash used in continuing operating activities was $2.1 million primarily due to a $3.5 million increase in trade receivables, a $2.4 million net loss from operating activities, a $183,000 decrease in accrued severance pay and a $112,000 increase in inventory, partially offset by a $1.8 million increase in trade payables, $1.2 million of depreciation, a $300,000 increase in other current liabilities, a $290,000 decrease in other receivables and prepaid expenses, a $239,000 non-cash expense due to stock-based compensation issued to employees and others, an $83,000 loss on sale of property and equipment, an $82,000 deferred tax expense and a $56,000 increase in accrued interest and linkage differences.

For the year ended December 31, 2015, net cash used in continuing operating activities was $4.0 million primarily due to a $7.5 million net loss from operating activities, a $1.3 million decrease in trade payables, a $109,000 decrease in accrued severance pay and a $4,000 gain on sale of property and equipment, partially offset by a $2.0 million decrease in trade receivables, $1.2 million of depreciation, a $463,000 non-cash expense due to stock-based compensation issued to employees and others, a $394,000 decrease in other receivables and prepaid expenses, a $370,000 decrease in inventory, a $325,000 increase in other current liabilities, a $122,000 deferred tax expense and a $27,000 increase in accrued interest.

Operating activities related to discontinued operations

For the year ended December 31, 2017, net cash provided by discontinued operating activities was $1.5 million, which was related to proceeds from Harel following the judgment issued by the Israeli Central District Court described above. For the year ended December 31, 2016, net cash used in discontinued operating activities was $283,000 related to the SmartID division and previous parking business. For the year ended December 31, 2015, net cash used in discontinued operating activities was $581,000 which related to our SmartID division and previous parking business.

Investing and financing activities related to continuing operations

For the year ended December 31, 2017, net cash provided by continuing investing activities was $1.8 million, mainly due to $2.3 million net change in short-term investments, $44,000 in proceeds from restricted deposit for employee benefits and $17,000 in proceeds from the sale of property, partially offset by $293,000 of purchases of property and equipment and $239,000 of investment in capitalized product costs.

For the year ended December 31, 2016, net cash provided by continuing investing activities was $1.3 million, mainly due to $1.8 million in proceeds from the sale of property, plant and equipment and $142,000 in proceeds from restricted deposit for employee benefits, partially offset by $311,000 purchases of property and equipment, a $188,000 investment in capitalized product costs, a $116,000 net change in short-term investments and a $44,000 investment in restricted deposit for employee benefits.

For the year ended December 31, 2015, net cash provided by continuing investing activities was $3.8 million, mainly due to $5.6 million net change in short-term investments, a $144,000 in proceeds from restricted deposit for employee benefits and $38,000 in proceeds from the sale of property and equipment, partially offset by $1.5 million of purchases of property and equipment, a $281,000 investment in restricted deposit for employee benefits and a $200,000 investment in capitalized product costs.

For the year ended December 31, 2017, net cash used in continuing financing activities was $875,000, mainly due to a $632,000 repayment of long-term bank loans and a $335,000 decrease in short-term bank credit, partially offset by $92,000 in proceeds from the exercise of options.

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

Investing and financing activities related to discontinued operations

For the year 2017, no cash flow was related to discontinued investing activities. For the year ended December 31, 2016, net cash provided by discontinued investing activities was $2.3 million, due to contingent consideration received related to the Smart ID division divestiture and consideration derived from the divestiture of our parking business. For the year ended December 31, 2015, net cash provided by discontinued investing activities was $795,000 due to payments from contingent consideration according to an earn-out mechanism as part of our SmartID divestiture.

For the years 2017, 2016 and 2015, no cash flow was related to discontinued financing activities.

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

Interest Rate Risks

We are exposed to market risks resulting from changes in interest rates, primarily in connection with our loan obligations to banks. We do not currently use derivative financial instruments to limit exposure to interest rate risk. As of December 31, 2017, we had long-term loan obligations of $1.4 million, the vast majority of which is subject to variable interest rates. Of this amount, $765,000 was denominated in Polish Zloty, and $635,000 was denominated in South African Rand. These loans are scheduled to be repaid during approximately the next six years. The carrying values of the loans are equivalent to or approximate their fair market value as they bear interest at approximate market rates.

Impact of Inflation and Currency Fluctuations

Our functional and reporting currency is the U.S. Dollar. We generate a certain portion of our revenues, and we incur some of our expenses in other currencies. As a result, we are exposed to the risk that the rate of inflation in countries in which we are active other than the United States will exceed the rate of devaluation of such countries’ currencies in relation to the dollar or that the timing of any such devaluation will lag behind inflation in such countries. To date, we have been affected by changes in the rate of inflation or the exchange rates of other countries’ currencies compared to the dollar, and we cannot assure you that we will not be adversely affected in the future.

The annual rate of inflation in Israel was 0.6% in 2017, 0.3% in 2016 and -0.1% in 2015. The NIS revaluated against the U.S. Dollar by approximately 11% in 2017, 1.5% in 2016 and -0.3% in 2015.

The functional currency of ASEC is the Polish Zloty and of OTI PetroSmart was until September 30, 2017 the South African Rand. A significant amount of these subsidiaries’ revenues are earned, and a significant amount of their expenses are incurred, in their functional currencies. To the extent that there are fluctuations between the Polish Zloty and/or the South African Rand against the U.S. Dollar, the translation adjustment will be included in our consolidated statements of changes in equity as other comprehensive income or loss and will not impact the consolidated statements of operations.

Corporate Tax Rate

On December 22, 2016, the Israeli government passed a law under which the corporate tax rate will be reduced from 25% to 23% in two steps. As an Israeli resident company, we are subject from January 2017 to statutory tax at the rate of 24%, following a reduction of a corporate tax by the Israeli government above mentioned. The second reduction will be to a rate of 23% as from January 2018.

Government of Israel Support Programs

Until 2005, we participated in programs offered by the IIA that supports research and development activities. Under the terms of these programs, a royalty of 3%-3.5% of the sales of products must be paid to the IIA, beginning with the commencement of sales of products developed with grant funds and ending when the dollar value of the grant (including interest based on annual rate of LIBOR applicable to dollar deposits) is repaid. In 2006, we decided to cease our participation with the IIA.

Royalties payable with respect to grants received under programs approved after January 1, 1999, however, will be subject to interest on the dollar-linked value of the total grants received at an annual rate of LIBOR applicable to dollar deposits. As of December 31, 2017, we have received a total of $3.7 million from the IIA net of royalties paid to it (or accrued for). The terms of Israeli government participation also require that the manufacturing of products developed with government grants be performed in Israel unless the IIA has granted special approval. If the IIA consents to the manufacture of the products outside of Israel, we may be required to pay increased royalties, ranging from 120% to 300% of the amount of the IIA grant, depending on the percentage of foreign manufacture. These restrictions continue to apply even after we have paid the full amount of royalties payable with respect of the grants. Based upon the aggregate grants received to date, we expect that we will continue to pay royalties to the IIA to the extent of our sales of our products and related services for the foreseeable future. Separate IIA consent is required to transfer to third parties technologies developed through projects in which the government participates. These restrictions do not apply to exports from Israel of products developed with these technologies.

Off-Balance Sheet Arrangements

Our Company has no off-balance sheet arrangements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 8. Financial Statements and Supplementary Data.

Our financial statements are stated in thousands of United States dollars and are prepared in accordance with U.S. GAAP.

The following audited consolidated financial statements are filed as part of this Annual Report on Form 10-K:

Report of Independent Registered Public Accounting Firm, dated March 29, 2018.

Consolidated Balance Sheets.

Consolidated Statements of Operations.

Consolidated Statements of Comprehensive Loss.

Consolidated Statements of Changes in Equity.

Consolidated Statements of Cash Flows.

Notes to the Consolidated Financial Statements.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 9A. Controls and Procedures.

Disclosure Controls and Procedures

Our management, including our Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, are responsible for establishing and maintaining our disclosure controls and procedures (within the meaning of Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended, or Exchange Act). These controls and procedures are designed to ensure that information required to be disclosed in the reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information was made known to our management, including our CEO and CFO, by others within the Company, as appropriate to allow timely decisions regarding required disclosure. We evaluated these disclosure controls and procedures under the supervision of our CEO and CFO as of December 31, 2017. Based on that evaluation, our management, including our CEO and CFO, concluded that our disclosure controls and procedures are effective as of such date.

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

Based on our evaluation under the framework in Internal Control—Integrated Framework (2013), our management concluded that our internal control over financial reporting was effective as of December 31, 2017.

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2017, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Our Directors and executive officers, as of the date hereof, together with their ages and business backgrounds are as follows:

Name	Age	Position(s) Held
James Scott Medford (1)	66	Chairman of the Board of Directors
Michael Soluri (1)(3)(4)	46	Director
William C. Anderson III (1)(2)(3)(4)	47	Director
Donna Seidenberg Marks (1)(2)(3)(4)	62	Director
Shlomi Cohen	53	Director and Chief Executive Officer
Assaf Cohen	33	Chief Financial Officer

(1)	Independent Director under Nasdaq rules

(2)	External Director

(3)	Member of Compensation Committee

(4)	Member of Audit Committee

Directors

James Scott Medford was appointed in January 2017 as a director and as Chairman of the Board of Directors and was reelected on November 21, 2017 to serve until the general meeting of shareholders that will take place three years following his reelection. Mr. Medford has over 35 years of experience in the fields of AIDC (automatic identification and data capture), encompassing an early introduction to bar coding, wireless technology, speech recognition and RFID (Radio-Frequency Identification). From 1990 to 2006, Mr. Medford served as a Vice President at Intermec Technologies, where he developed various departments. During 2006, Mr. Medford was a partner at Genesta Partnership, which designs and deploys systems in manufacturing and logistics, where he also managed projects for Fortune 100 companies. From 2008 to 2015, Mr. Medford served as a Senior Vice President of Sales at Impinj, a manufacturer of RFID integrated circuits, devices and software. Most recently, Mr. Medford served as Chief Sales Officer at Invengo International Pte Ltd., a leading provider of RFID technology and solutions, focused on growing the American and European markets, mainly in the retail segments. Mr. Medford currently provides consulting services to numerous high tech solution companies and investment firms and serves as Chairman of LMC, Ltd, a UK based company providing solutions to the international rail and transportation industry.

The Company believes Mr. Medford’s operational executive management and board experience with global companies make him suitable to serve as a director and Chairman of the Board of Directors of the Company.

Michael Soluri was appointed in January 2017 as a director and was reelected on November 21, 2017 to serve until the general meeting of shareholders that will take place three years following his reelection. Mr. Soluri is a technology sales executive with expertise in global direct IT sales within the finance, manufacturing and retail industries and the internet of things field. From 1993 to 1995, Mr. Soluri served as the Sales Director of Ameriquest Technologies, a company digitizing existing processes. From 1995 to 1997, Mr. Soluri served as the Executive Sales Director of Siemens Data Communications, where he focused on smart switching technologies and intelligent data hub markets. From 1998 to 2015, Mr. Soluri served as the Executive Manager, Global Client Services at the Imaging, Software and Solutions Division of Lexmark International, and he currently serves as the Chief Revenue Officer and Vice President of EDM Group that focuses on information management for organizations.

The Company believes Mr. Soluri’s professional and corporate experience make him suitable to serve as a director of the Company.

William C. Anderson III was elected in 2014 and was reelected on November 21, 2017 to serve until the general meeting of shareholders that will take place three years following his reelection. Mr. Anderson is the founder of AmpThink LLC, a wireless solutions company focused on building large, complex, wireless networks employing different technologies including low and high frequency RFID, wireless bridging, WiFi, near field communications and Bluetooth. AmpThink has led the delivery of networks for three recent major American football sporting events. Mr. Anderson has been acting as Chief Executive Officer of AmpThink LLC since its incorporation in 2011. Prior to AmpThink, Mr. Anderson was co-founder of Genesta, a wireless systems integrator specializing in the design and deployment of warehouse automation systems, where Mr. Anderson from 2000 to 2011 acted as Chief Technology Officer. In this position, Mr. Anderson helped create solutions for clients such as Con Edison, Frito-Lay, and Sara Lee. Mr. Anderson holds a degree in Economics and Philosophy from Boston College and a Master’s degree in Management Science from The State University of New York.

The Company believes Mr. Anderson’s qualifications including his years of experience in the high-tech industry and network solutions business, as well as his experience as Chief Technology Officer and Chief Executive Officer of private American companies, make him suitable to serve as an External Director of the Company.

Donna Seidenberg Marks was elected as an External Director under the Companies Law in November 2015, effective January 1, 2016, to hold office for a three-year term. Ms. Seidenberg Marks is a Certified Public Accountant with a wide variety of experience serving clients in various industries over her 38 years in the practice of public accounting. Ms. Seidenberg Marks has served as a director at the Fuoco Group, LLC, a certified public accounting firm that provides audit, tax and consulting services to its clients throughout its five locations in Florida and New York. Prior to joining the Fuoco Group, Mrs. Seidenberg Marks was the managing partner of her own firm, Donna Seidenberg, PA and served as a Managing Director at American Express Tax and Business Services (which merged into the international accounting firm of RSM International). Her practice includes performing audits, reviews, and compilations of financial statements, preparing tax returns, and rendering consulting services, including forensic accounting and expert witness testimony in mediations and litigation matters in her areas of specialization. Her experience also includes consulting on Sarbanes-Oxley implementation. Ms. Seidenberg Marks is a frequent speaker at local and national meetings of the Community Associations Institute for which she serves on its National Business Partners Council, and is a past President and Treasurer of its local chapter. Ms. Seidenberg Marks earned a B.A. in Business Administration degree in Accounting (magna cum laude) from the University of South Florida in 1978 and is a member of the Florida Institute of Certified Public Accountants.

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

Executive Officers

Shlomi Cohen was appointed by the Board in August 2015, to serve as the Company’s Chief Executive Officer. For additional information see the information set forth above.

Assaf Cohen was appointed as the Company’s Chief Financial Officer effective February 27, 2018. Prior to his appointment, Mr. Cohen served as the Company’s controller and deputy Chief Financial Officer from July 2015, and oversaw the Company's finance department in this capacity. Prior to joining the Company, Mr. Cohen was a controller at a private company, Samgal Ltd., for a year and a half and prior to that he was a senior accountant at Ernst & Young. Mr. Cohen received a B.A. in economics and accounting from the Haifa University, and he is a Certified Public Accountant in Israel.

Board Practices

Election of Directors; Appointment of Officers

Our current Board consists of five directors, of which one director. Ms. Donna Seidenberg Marks is an External Directors under Israeli law. A majority of these directors must be non-executive directors, who are directors that are neither office holders nor our employees. Our non-External Directors are appointed, removed or replaced by a majority vote of our shareholders present in person or by proxy at a general meeting of our shareholders according to the Companies Law.

Once elected at a shareholders’ meeting, our directors, except for our External Directors, hold office until the first general meeting of shareholders held at least three years after their election. Incumbent directors may be reelected at that meeting. A director may be elected for consecutive terms unless prohibited by law.

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

Board Leadership Structure

Mr. Cohen is our Chief Executive Officer, and Mr. Medford is Chairman of our Board. As Chief Executive Officer of the Company, Mr. Cohen reports to the Company’s Board. None of our independent directors serves as the lead independent director. We believe that this leadership structure is appropriate given the current size and operations of the Company.

Risk Oversight

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

The Board, including the Audit Committee and Compensation Committee, periodically reviews and assesses the significant risks to the Company. Our management is responsible for the Company’s risk management process and the day-to-day supervision and mitigation of risks. These risks include strategic, operational, competitive, financial, legal and regulatory risks. Our Board leadership structure, together with the frequent interaction between our directors and management, assists in this effort. Communication between our Board and management regarding long-term strategic planning and short-term operational practices include matters of material risk inherent in our business.

The Board plays an active role, as a whole and at the committee level in overseeing management of the Company’s risks. Each of our Board committees is focused on specific risks within their areas of responsibility, but the Board believes that the overall enterprise risk management process is more properly overseen by all of the members of the Board. The Audit Committee is responsible, among other things, for overseeing the management of financial and accounting risks, risks related to the Company’s compliance with legal and regulatory requirements, risks in regards to the independent auditor’s performance of its internal audit function, evaluation of any inadequacies in the business management of the Company and risks in related-party transactions. The Compensation Committee is responsible, among other things, for overseeing the management of risks relating to executive and employees compensation plans, incentive awards and other beneficial arrangements. While each committee is responsible for the evaluation and management of such risks, the entire Board is regularly informed through committee reports. The Board incorporates the insight provided by these reports into its overall risk management analysis.

The Board administers its risk oversight responsibilities through the Chief Executive Officer and the Chief Financial Officer, who, together with management representatives of the relevant functional areas review and assess the operations of the Company as well as operating management’s identification, assessment and mitigation of the material risks affecting our operations.

External Directors

Under the Companies Law, a company incorporated under the laws of the State of Israel with shares listed on an exchange, including Nasdaq, must appoint at least two External Directors; however, pursuant to an exemption provided under section 5D of the Israeli Companies Regulations (Relief for Public Companies with Shares Listed for Trading on a Stock Market Outside of Israel), 5760-2000, or the Exemption, a public company with securities listed on certain foreign exchanges, including Nasdaq, that satisfies the applicable foreign country laws and regulations that apply to companies organized in that country relating to the appointment of independent directors and composition of audit and compensation committees and has no controlling shareholder is exempt from the requirement to appoint External Directors or comply with the audit committee and compensation committee composition requirements under the Companies Law. On May 25, 2017, in conjunction with the expiration of Mr. Anderson’s term as External Director the Company adopted the Exemption and appointed William C. Anderson III as a director (who is not an External Director), effective May 26, 2017, to serve until the next general meeting of shareholders of the Company at which directors are being elected.

Ms. Seidenberg Marks, the Company’s only remaining External Director, was elected by the general meeting of shareholders as the second External Director commencing as of January 1, 2016. Based on the information provided to the Company, Ms. Seidenberg Marks qualifies as External Director under the Companies Law.

Qualifications

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

The term affiliation includes:

●	an employment relationship;

●	a business or professional relationship maintained on a regular basis;

●	control; and

●	service as an office holder, excluding service as a director in a private company prior to the first offering of its shares to the public, if such director was appointed as a director of the private company in order to serve as an External Director following the public offering.

“Office holder” is defined in the Companies Law as a chief executive officer, chief business manager, deputy general manager, vice general manager, any person who holds such position in the company, even if such person holds a different title, any director and other manager or officer who reports directly to the chief executive officer.

No person can serve as an External Director if his or her position or other business interests create, or may create a conflict of interest with his or her position as an External Director or may otherwise interfere with his or her ability to serve as an External Director. No person can serve as an External Director if the person (or any of the person’s relatives, partners, employers, anyone to whom the person is directly or indirectly subjected to or any entity under the person’s control) has business or professional relations with anyone the affiliation (as defined above) with whom is prohibited as described above, even if those affiliations are not of an ongoing nature, excluding negligible affiliations. External Directors are required to possess professional qualifications as set out in regulations promulgated under the Companies Law.

Election, Term and Compensation

External Directors are elected by a majority vote at a shareholders’ meeting where included in such majority is (i) at least a majority of the Ordinary Shares of shareholders who are non-controlling shareholders and do not have a personal interest in said resolution; or (ii) the total number of Ordinary Shares of shareholders specified in clause (i) who voted against this resolution does not exceed two percent of the voting rights in the Company.

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

Alternate Directors

Under our current articles of association as amended and restated on December 6, 2013, each of our directors may appoint, with the agreement of the Board and subject to the provisions of the Companies Law, by written notice to us, any person to serve as an alternate director. Under the Companies Law, neither a currently serving director nor a currently-serving alternate director or any person not eligible under the Companies Law to be appointed as a director may be appointed as an alternate director. An alternate director has all the rights and duties of the director appointing him, unless the appointment of the alternate provides otherwise, and the right to remuneration. The alternate director may not act at any meeting at which the appointing director is present. Unless the time period or scope of the appointment is limited by the appointing director, the appointment is effective for all purposes but expires upon the expiration of the appointing director’s term. Currently, none of our directors has appointed any alternate directors.

Directors’ Service Contracts

Except for Mr. Cohen, who serves as the Company’s Chief Executive Officer, none of our directors have any services contracts either with us or with any of our subsidiaries, which provide for benefits upon termination of employment or service.

Board Committees

Our Board has established an Audit Committee and a Compensation Committee.

Audit Committee

The current members of our Audit Committee are William C. Anderson III, Donna Seidenberg Marks and Michael Soluri. Donna Seidenberg Marks serves as the Chairman of the Audit Committee. Our Board has determined that all of the above are independent Audit Committee members within the meaning of Nasdaq and SEC rules. Our Board has also determined that Donna Seidenberg Marks is an “Audit Committee Financial Expert” as defined in Item 407(d)(5)(ii) of Regulation S-K under the Exchange Act and that he has the requisite experience under Nasdaq rules.

Our Audit Committee operates under a written charter that is posted on our website at http://investors.otiglobal.com.

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

Under the Companies Law and Nasdaq rules, our Audit Committee is responsible for (i) determining whether there are deficiencies in the business management practices of our Company, including in consultation with our internal auditor or the independent auditor, and making recommendations to the Board to improve such practices, (ii) determining whether to approve certain related party transactions (including transactions in which an office holder has a personal interest) and whether such transaction should be deemed as material or extraordinary, (iii) where the Board approves the working plan of the internal auditor, to examine such working plan before its submission to the Board and propose amendments thereto, (iv) examining our internal controls and internal auditor’s performance, including whether the internal auditor has sufficient resources and tools to dispose of its responsibilities, (v) examining the scope of our auditor’s work and compensation and submitting a recommendation with respect thereto to our Board or shareholders, depending on which of them is considering the appointment of our auditor, and (vi) establishing procedures for the handling of employee complaints as to the management of our business and the protection to be provided to such employees. In compliance with regulations promulgated under the Companies Law, our Audit Committee also approves our financial statements, thereby fulfilling the requirement that a board committee provide such approval.

Our Audit Committee held four meetings during the fiscal year ended December 31, 2017 (and one written resolution in lieu of a meeting).

Internal Auditor

Under the Companies Law, the Board must appoint an internal auditor who is recommended by the Audit Committee. The role of the internal auditor is to examine, among other things, whether the company’s actions comply with the law and orderly business procedure. Under the Companies Law, the internal auditor may not be an office holder or an interested party, as defined below, or a relative of an office holder or an interested party, or the company’s independent accountant or the independent accountant’s representative. The Companies Law defines an “interested party” as a holder of 5% or more of the issued shares or voting rights of a company, a person or entity who has the right to designate at least one director or the general manager of the company, and a person who serves as a director or general manager. Since March 5, 2012, Mr. Gali Gana, CPA, of Rosenblum Holzman & Co., has served as our internal auditor.

Compensation Committee

The current members of our Compensation Committee are William C. Anderson III, Donna Seidenberg Marks and Michael Soluri. William C. Anderson III is the Compensation Committee’s Chairman. Our Board has determined that all Compensation Committee members are independent within the meaning of Nasdaq and SEC rules.

The Compensation Committee operates under a charter that is posted on our website at http://investors.otiglobal.com.

Under the Companies Law and Nasdaq rules, our Compensation Committee is responsible for (i) proposing office holder compensation policies to the Board, (ii) proposing necessary revisions to any compensation policy and examining its implementation, (iii) determining whether to approve transactions with respect to compensation of office holders, and (iv) determining, in accordance with office holder compensation policies, whether to exempt an engagement with an unaffiliated nominee for the position of chief executive officer from requiring shareholder approval.

Subject to the provisions of the Companies Law, compensation of executive officers is generally determined and approved by our Compensation Committee and our Board. Shareholder approval is generally required when (i) approval by our Board and our Compensation Committee is not consistent with our Amended and Restated Executive Officers Compensation Policy which was adopted by the annual meeting of shareholders on December 15, 2016, or (ii) the compensation is that of our Chief Executive Officer.   In special circumstances, our Compensation Committee and Board may approve the compensation of an executive officer (other than a director, a chief executive officer or a controlling shareholder) or approve the compensation policy despite shareholder objection. Additionally, under certain circumstances, our Compensation Committee may exempt an engagement with a nominee for the position of chief executive officer from requiring shareholders’ approval or may otherwise postpone such shareholders’ approval.

A director or executive officer may not be present when the Board discusses or votes upon the terms of his or her compensation, unless the chairman of the Board (as applicable) determines that he or she should be present to present the transaction that is subject to approval.  The Chief Executive Officer may not be present during voting or deliberations regarding his or her compensation.

We may from time to time engage the services of external compensation consultants on a case by case basis, though we did not engage any such compensation consultant for the fiscal year ended December 31, 2017. All compensation consultants we have engaged are independent for the purposes of Nasdaq rules.

Our Compensation Committee held three meetings during the fiscal year ended December 31, 2017 (and adopted certain resolutions by way of two unanimous written consents).

Nominating Committee; Director Candidates

We do not have a Nominating Committee or any committees of a similar nature, nor any charter governing the nomination process. Our Board does not believe that such committees are needed for a company our size. However, our independent directors will consider shareholder suggestions for additions to our Board.

Director nominees are recommended for our Board’s selection by a majority of our independent directors in a vote in which only our independent directors participate. Under the Companies Law, our directors are elected by the general meeting of shareholders, with the recommendation of the Board. There is no formal process or policy that governs the manner in which we identify potential candidates for the Board. Historically, however, the Board has considered several factors in evaluating candidates for nomination to the Board, including the candidate’s knowledge of the Company and its business, the candidate’s business experience and credentials, and whether the candidate would represent the interests of all the Company’s shareholders as opposed to a specific group of shareholders. Diversity is not considered material in identifying nominees for directors. We do not have a formal policy with respect to our consideration of Board nominees recommended by our shareholders because we are a small company. However, our independent directors will consider shareholders suggestions for additions to our Board. A shareholder who desires to recommend a candidate for nomination to the Board should do so by writing to us at Board of Directors, c/o Company Secretary, On Track Innovations Ltd., Z.H.R. Industrial Zone, Rosh Pina, Israel, 1200000.

Code of Ethics

We have adopted a Code of Business Conduct and Ethics that applies to our directors, executive officers and all of our employees. The Code of Business Conduct and Ethics is publicly available on our website at http://investors.otiglobal.com/corporate-governance, and we will provide, at no charge, persons with a written copy upon written request made to us. The information contained in, or accessible through, our website does not constitute part of this Annual Report.

Section 16(a) Beneficial Ownership Reporting Compliance

Based solely upon a review of Forms 3 and 4, and amendments thereto, submitted to the SEC during the fiscal year ended December 31, 2017, we believe that during said year, our executive officers, directors and all persons who own more than ten percent of a registered class of our equity securities complied with all Section 16(a) filing requirements, except for Michael J. Soluri and James Scott Medford who failed to timely file Form 3s.

Item 11. Executive Compensation.

The following table sets forth the compensation earned during the years ended December 31, 2017 and 2016 by (i) our Chief Executive Officer; (ii) our VP of Hardware Engineering; (iii) our VP, Research & Development; (iv) our former Chief Financial Officer; and (v) our former General Counsel and Corporate Secretary. We refer to the persons listed in (i) through (v) collectively as the Named Executive Officers. Certain of these officers are included solely to comply with Israeli law.

Summary Compensation Table

		Salary	Bonus	Stock-based Awards	Non-equity Incentive Plan Compensation	All other Compensation	Total
Name and Principal Position	Year	($) (1)	($)	($) (2)	($)	($) (3)	($)
Shlomi Cohen	2017	416,917	36,302	81,000	279,526	72,548	886,293
Chief Executive Officer (4)	2016	301,109	78,738	61,200	163,328	58,930	663,305

Nehemia Itay	2017	157,809	-	-	27,251	44,575	229,635
VP & CSc of HW Engineering (5)	2016	139,713	10,263	9,900	25,547	43,487	228,911

Amir Eilam	2017	141,231	-	-	25,350	48,390	214,970
VP, Research & Development (6)	2016	128,055	9,089	13,200	23,765	46,062	220,171

Yishay Curelaru	2017	141,289	3,322	-	31,971	46,935	223,517
Former Chief Financial Officer (7)	2016	118,338	7,915	36,500	20,524	43,842	227,119

Tamir Ben-Yoseph	2017	102,254	-	-	-	39,110	141,364
Former General Counsel and Corporate Secretary (8)	2016	94,215	7,811	31,800	19,444	36,220	189,490

(1)	Salary payments which were in NIS were translated into U.S. Dollars according to the annual average exchange rate of 3.60 NIS per U.S. Dollar in 2017 and 3.84 NIS per U.S. Dollar in 2016.

(2)	The fair value recognized for the option awards was determined as of the grant date in accordance with FASB ASC Topic 718 (see Note 9B to our consolidated financial statements included elsewhere in this Annual Report).

(3)	This cost reflects social benefits (as required under applicable Israeli law), car expenses and termination payments.

(4)	The 2017 “All Other Compensation” of Mr. Cohen, as shown in the table above, is comprised of $21,668 of car expenses and $50,880 of social benefits. The 2016 “All Other Compensation” of Mr. Cohen, as shown in the table above, is comprised of $20,309 of car expenses and $38,621 of social benefits.

(5)	The 2017 “All Other Compensation” of Mr. Itay, as shown in the table above, is comprised of $18,334 of car expenses and $26,241 of social benefits. The 2016 “All Other Compensation” of Mr. Itay, as shown in the table above, is comprised of $20,309 of car expenses and $23,178 of social benefits.

(6)	The 2017 “All Other Compensation” of Mr. Eilam, as shown in the table above, is comprised of $18,334 of car expenses and $30,056 of social benefits. The 2016 “All Other Compensation” of Mr. Eilam, as shown in the table above, is comprised of $20,309 of car expenses and $25,753 of social benefits.

(7)	The 2017 “All Other Compensation” of Mr. Curelaru, as shown in the table above, is comprised of $18,334 of car expenses and $23,831 of social benefits. The 2016 “All Other Compensation” of Mr. Curelaru, as shown in the table above, is comprised of $20,309 of car expenses and $23,533 of social benefits.

(8)	The 2017 “All Other Compensation” of Mr. Ben-Yoseph, as shown in the table above, is comprised of $15,279 of car expenses and $28,601 of social benefits. The 2016 “All Other Compensation” of Mr. Ben-Yoseph, as shown in the table above, is comprised of $15,232 of car expenses and $20,988 of social benefits.

All of the incumbent Named Executive Officers mentioned in the table above and our directors are entitled to acceleration of the vesting of any unvested share options and restricted shares in the event of a change of control of the Company.

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

The Compensation Policy sets rules and guidelines with respect to our compensation strategy for executive officers, and is designed to provide for the retention of, and to attract, highly qualified executives. The Policy is designed to balance competitive compensation of executive officers with our financial resources, while creating appropriate incentives considering, inter alia, risk management factors arising from our business, executive compensation benchmarks used in the industry, our size (including without limitation, sales volume and number of employees), the nature of our business and our then-current cash flow situation, in order to promote our long-term goals, work plan, policies and the interests of our shareholders.

The Compensation Policy is designed to allow us to create a full compensation package for each of our executives based on common principles. With respect to variable compensation components, the Compensation Policy is designed to allow us to consider each executive’s contribution in achieving our short-term and long-term strategic goals and in maximizing its profits from a long-term perspective and in accordance with the executive’s position.

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

We have the following written agreements and other arrangements concerning compensation with our current executive officers:

(1)	Agreement with Shlomi Cohen. We entered into an employment agreement with Mr. Cohen, effective August 2, 2015, which provides that Mr. Cohen will enter into office as the Chief Executive Officer of the Company and its subsidiaries on August 11, 2015, in consideration of a monthly gross salary of NIS 90,000 and other standard benefits. On November 30, 2016, our Compensation Committee and our Board approved a ten percent increase to Mr. Cohen's salary effective December 1, 2016. On February 6, 2017, our Compensation Committee and our Board approved an additional ten percent increase to Mr. Cohen's salary effective January 1, 2017. In addition, and pursuant to the employment agreement, in 2015 Mr. Cohen received options to purchase 200,000 Ordinary Shares of the Company, with an exercise price of $0.75 per Ordinary Share. The options are subject to a three year vesting period, so that 66,334 options vested on July 31, 2016, 66,333 options vested on July 31, 2017, and an additional 66,333 options will vest on July 31, 2018, all subject to the terms and provisions of the Company’s 2001 Share Option Plan. In addition, on February 14, 2016, Mr. Cohen received additional options to purchase 40,000 Ordinary Shares of the Company with an exercise price of $0.44 per Ordinary Share. The options are subject to a three year vesting period, so that 13,333 options vested on February 3, 2017, 13,333 options will vest on February 3, 2018, and an additional 13,334 options will vest on February 3, 2019, all subject to the terms and provisions of the Company’s 2001 Share Option Plan. In addition, on March 22, 2016, Mr. Cohen received additional options to purchase 100,000 Ordinary Shares of the Company with an exercise price of $0.84 per Ordinary Share. The options are subject to a three year vesting period, so that 33,333 options vested on March 22, 2017, 33,333 options will vest on March 22, 2018, and an additional 33,334 options will vest on March 22, 2019, all subject to the terms and provisions of the Company’s 2001 Share Option Plan. In addition, on February 6, 2017, Mr. Cohen received additional options to purchase 100,000 Ordinary Shares of the Company with an exercise price of $1.58 per Ordinary Share. The options are subject to a three year vesting period, so that 33,333 options vested on February 6, 2018, 33,333 options will vest on February 6, 2019, and an additional 33,334 options will vest on February 6, 2020, all subject to the terms and provisions of the Company’s 2001 Share Option Plan. Finally, on January 1, 2018, Mr. Cohen received additional options to purchase 100,000 Ordinary Shares of the Company with an exercise price of $1.33 per Ordinary Share. The options are subject to a three year vesting period, so that 33,333 options will vest on January 1, 2019, 33,333 options will vest on January 1, 2020, and an additional 33,334 options will vest on January 1, 2021, all subject to the terms and provisions of the Company’s 2001 Share Option Plan. Additional options to purchase up to 100,000 Ordinary Shares may be granted on an annual basis to promote retention and as an incentive. The issuance of such options will be subject to the discretion and approval of both the Company’s Compensation Committee and the Board of Directors. According to the employment agreement, Mr. Cohen is eligible to receive an annual bonus in an amount up to 12 months’ gross base salary. The employment agreement is for an unlimited duration, provided that each party may terminate it without cause upon serving the other party a written notice of six months, prior to termination. On November 2, 2015, the general meeting of shareholders approved Mr. Cohen’s terms of employment.

(2)	Agreement with Assaf Cohen. We entered into an employment agreement with Mr. Cohen, dated July 19, 2015, which provided that Mr. Cohen shall act as the Company’s controller and deputy Chief Financial Officer. On February 27, 2018, Mr. Cohen was promoted and appointed as the Company’s Chief Financial Officer, and accordingly, on March 19, 2018, we entered into a new employment agreement with Mr. Cohen. The new employment agreement provides that Mr. Cohen shall serve as the Company’s and its subsidiaries’ Chief Financial Officer starting February 27, 2018, in consideration of a monthly gross base salary (commencing March 1, 2018) of NIS 30,000 and other standard benefits. In addition, Mr. Cohen shall be eligible to receive an annual bonus in an amount up to four months’ gross base salary, subject to the Company’s Compensation Policy. Mr. Cohen’s employment shall be for an unspecified term and either party may terminate the employment agreement upon 2 months advance notice as long as the notice is provided by December 31, 2018 and 3 months thereafter. On November 11, 2015, Mr. Cohen received options to purchase 10,000 shares of the Company with an exercise price of $0.74 per Ordinary Share. The options are subject to a three year vesting period, so that 3,334 options vested on November 11, 2016, 3,333 options vested on November 11, 2017, and an additional 3,333 options will vest on November 11, 2018, all subject to the terms and provisions of the Company’s 2001 Share Option Plan. On November 30, 2016, Mr. Cohen received options to purchase 15,000 shares of the Company with an exercise price of $1.07 per Ordinary Share. The options are subject to a three year vesting period, so that 5,000 options vested on November 30, 2017, 5,000 options will vest on December 1, 2018, and an additional 5,000 options will vest on November 30, 2019, all subject to the terms and provisions of the Company’s 2001 Share Option Plan. On November 28, 2017, Mr. Cohen received options to purchase 15,000 shares of the Company with an exercise price of $1.21 per Ordinary Share. The options are subject to a three year vesting period, so that 5,000 options will vest on November 28, 2018, 5,000 options will vest on November 28, 2019, and an additional 5,000 options will vest on November 28, 2020, all subject to the terms and provisions of the Company’s 2001 Share Option Plan.

Outstanding Equity Awards at Fiscal Year-End

The following table shows options to purchase our Ordinary Shares outstanding on December 31, 2017, held by each of our Named Executive Officers. Mr. Ben-Yoseph does not currently own any options.

Number of Securities Underlying Unexercised
	Option Awards
Name	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable	Option exercise price($)	Option expiration date
Shlomi Cohen (1)	133,334	66,666	$0.75	11/02/2020
	13,333	26,667	$0.44	02/14/2021
	33,333	66,667	$0.84	03/22/2021
	-	100,000	$1.58	02/06/2022

Yishay Curelaru (2)	8,000	-	$2.36	05/13/2019
	6,667	3,333	$0.74	11/11/2020
	13,333	26,667	$0.84	03/22/2021
	8,333	16,667	$1.07	11/30/2021

Nehemia Itay (3)	30,000	-	$1.46	07/20/2018
	10,000	-	$2.36	05/13/2019
	5,000	10,000	$1.07	11/30/2021

Amir Eilam (4)	-	5,000	$1.68	01/01/2020
	6,666	13,334	$1.07	11/30/2021

(1)	On November 2, 2015, 200,000 options were granted to Mr. Cohen under the 2001 Stock Option Plan, as amended, or the 2001 Plan. The options vest in three equal annual installments, commencing July 31, 2016. On February 14, 2016, 40,000 options were granted to Mr. Cohen under the 2001 Plan. The options vest in three equal annual installments, commencing February 3, 2017. On March 22, 2016, 100,000 options were granted to Mr. Cohen under the 2001 Plan. The options vest in three equal annual installments, commencing March 22, 2017. On February 6, 2017, 100,000 options were granted to Mr. Cohen under the 2001 Plan. The options vest in three equal annual installments, commencing February 6, 2018.

(2)	On May 13, 2014, 8,000 options were granted to Mr. Curelaru under the 2001 Plan. The options vest in three equal annual installments, commencing May 13, 2015. On November 11, 2015, 10,000 options were granted to Mr. Curelaru under the 2001 Plan. The options vest in three equal annual installments, commencing November 11, 2016. On March 22, 2016, 40,000 options were granted to Mr. Curelaru under the 2001 Plan. The options vest in three equal annual installments, commencing March 22, 2017. On December 15, 2016, 25,000 options were granted to Mr. Curelaru under the 2001 Plan. The options vest in three equal annual installments, commencing November 30, 2017.

(3)	On July 20, 2013, 30,000 options were granted to Mr. Itay under the 2001 Plan. The options vest in three equal annual installments, commencing July 20, 2014. On May 13, 2014, 10,000 options were granted to Mr. Itay under the 2001 Plan. The options vest in three equal annual installments, commencing May 13, 2015. On December 15, 2016, 15,000 options were granted to Mr. Itay under the 2001 Plan. The options vest in three equal annual installments, commencing November 30, 2017.

(4)	On January 1, 2015, 15,000 options were granted to Mr. Eilam under the 2001 Plan, out of which 10,000 options were exercised by Mr. Eilam as of December 31, 2017. The options vest in three equal annual installments, commencing January 1, 2016. On November 30, 2016, 20,000 options were granted to Mr. Eilam under the 2001 Plan. The options vest in three equal annual installments, commencing November 30, 2017.

Director Compensation for 2017

The following table provides information regarding compensation earned by, awarded or paid to each person for serving as a director who was not a Named Executive Officer during the fiscal year ended December 31, 2017:

Name	Fees Earned or Paid in Cash ($) (1)	Option Awards ($) (2)	Total ($)
William C. Anderson III	31,685	13,936	45,621
Donna Seidenberg Marks	31,177	-	31,177
James Scott Medford	25,064	13,936	39,000
Michael Soluri	29,763	13,936	43,699

(1)	This column represents the sums that our non-executive directors received according to the Israeli regulations as an annual fee as well as for attending Board and Board committee meetings.

(2)	The fair value recognized for the option awards was determined as of the grant date in accordance with FASB ASC Topic 718 (see Note 9B to our consolidated financial statements included elsewhere in this Annual Report).

As of December 31, 2017, our directors held options to purchase our Ordinary Shares as follows:

Name	Aggregate number of shares Underlying stock options
William C. Anderson III	80,000
Donna Seidenberg Marks	50,000
James Scott Medford	30,000
Michael Soluri	30,000

We reimburse our directors for expenses incurred in connection with attending board meetings and committee meetings and provide the following compensation for directors: annual compensation of $17,692; meeting participation fees of $917 per in-person meeting; meeting participation by telephone of $550 per meeting; and $458 per written resolution.

Our executive directors do not receive additional separate compensation for their service on the Board or any committee of the Board. During 2017, our non-executive directors were reimbursed for their expenses for each board meeting, and committee meeting attended and in addition received the foregoing compensation with respect to attendance at such meetings. The aggregate amount paid by us to our non-executive directors for their service during 2017 was $119,709.

See Item 12 “Security Ownership of Certain Beneficial Owners and Management” for information on beneficial ownership of our shares by our directors and executive officers. We have no outstanding loans to any of our directors or executive officers.

Under the Companies Law, External Director is entitled to compensation as provided in regulations adopted under the Companies Law and is otherwise prohibited from receiving any other compensation, directly or indirectly, in connection with services provided as an External Director.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholders Matters.

The following table sets forth certain information, to the best knowledge and belief of the Company, as of March 12, 2018 (unless provided herein otherwise), with respect to holdings of our Ordinary Shares by (1) each person known by us to be the beneficial owner of more than 5% of the total number of shares of our Ordinary Shares outstanding as of such date; (2) each of our directors; (3) each of our Named Executive Officers; and (4) all of our directors and our executive officers as a group.

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

The information in the table below is based on 41,174,378 Ordinary Shares outstanding as of March 12, 2018. Unless otherwise indicated, the address of each of the individuals named below is: c/o On Track Innovations Inc., Z.H.R. Industrial Zone, P.O. Box 32, Rosh Pina, Israel.

Name of beneficial owner	Position	Number of Shares Beneficially Owned (*)	% of Class of Shares
William C. Anderson III (1)	Director	110,000	**
Donna Seidenberg Marks (2)	Director	33,333	**
James Scott Medford	Director	10,000	**
Michael Soluri	Director	-	**
Shlomi Cohen (3)	Chief Executive Officer	314,938	**
Nehemia Itay (4)	VP of HW Engineering	134,564	**
Amir Eilam (5)	VP, Research & Development	11,667	**
Yishay Curelaru (6)	Former Chief Financial Officer	49,667	**
All executive officers and directors as a group (6 persons)		479,938	1.2%
5% Shareholders
Jerry L. Ivy, Jr. (7)	Shareholder	4,029,475	9.8%

(*)	If a shareholder has the right to acquire shares by exercising options currently exercisable or exercisable within 60 days of the date of this table, these shares are deemed outstanding for the purpose of computing the percentage owned by the specific shareholder (that is, they are included in both the numerator and the denominator), but they are disregarded for the purpose of computing the percentage owned by any other shareholder.

(**)	Less than 1%

(1)	Includes 60,000 Ordinary Shares held by Mr. Anderson and includes options held by Mr. Anderson to purchase 50,000 Ordinary Shares currently exercisable or exercisable within 60 days of this table.

(2)	Consists of options held by Ms. Seidenberg Marks to purchase 33,333 Ordinary Shares currently exercisable or exercisable within 60 days of this table.

(3)	Includes options held by Mr. Cohen to purchase 260,000 Ordinary Shares currently exercisable or exercisable within 60 days of this table.

(4)	Includes options held by Mr. Itay to purchase 45,000 Ordinary Shares currently exercisable or exercisable within 60 days of this table.

(5)	Consists of options held by Mr. Eilam to purchase 11,667 Ordinary Shares currently exercisable or exercisable within 60 days of this table.

(6)	Consists of options held by Mr. Curelaru to purchase 49,667 Ordinary Shares currently exercisable or exercisable within 60 days of this table.

(7)	Information is based solely on Schedule 13G/A filed by Mr. Ivy with the SEC on January 25, 2018. Mr. Ivy’s address is 2125 1st Ave., Seattle, WA 98121.

The following table summarizes certain information regarding our equity compensation plan as of December 31, 2017:

Plan Category	Number of securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plan approved by security holders	-	-	-
Equity compensation plan not approved by security holders	1,495,000	$1.27	623,499
Total	1,495,000	$1.27	623,499

2001 Stock Option Plan

We established our 2001 Plan in February 2001 (as amended and restated on December November 30, 2011), and have amended it several times up to the latest amendment on November 21, 2017. The 2001 Plan provides for the grant of options to our employees, directors, and consultants, and those of our subsidiaries and affiliates until December 31, 2021.

Under the 2001 Plan, as of March 12, 2018, options for 14,331,501 Ordinary Shares had been exercised, and options for 1,465,000 Ordinary Shares are outstanding, including vested options with respect to 729,654 Ordinary Shares. Of the options that are outstanding, as of March 12, 2018, 680,000 options are held by our directors and officers and have a weighted average exercise price of $1.07 per share.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Our policy is to enter into transactions with related parties on terms that are on the whole no less favorable to us than those that would be available from unaffiliated parties at arm’s length.

Agreements with Directors and Officers

We have entered into employment agreements with all of our executive officers as mentioned above and indemnification agreements with all of our executive officers and directors. In addition, we have granted options to purchase our Ordinary Shares to our directors and executive officers, as mentioned elsewhere in this Annual Report.

Other than described above, none of our directors, executive officers or shareholders holding more than 5% of our outstanding shares has any relationship with the Company besides serving as directors or executive officers.

Our Board has determined that Ms. Seidenberg Marks, Mr. Anderson, and Mr. Soluri qualify as independent directors under Nasdaq Rules and as Audit Committee independent directors under the Nasdaq Rules.

Item 14. Principal Accounting Fees and Services.

Independent Registered Public Accounting Firm

The Company has engaged Somekh Chaikin, a member firm of KPMG International, or Somekh Chaikin, as its principal independent registered public accounting firm for the fiscal year ended December 31, 2017.

Policy on Pre-Approval of Audit and Permissible Non-Audit Services of Independent Registered Public Accounting Firm

Our Audit Committee is generally responsible for the oversight of our independent auditors’ work. The Audit Committee’s policy is to pre-approve all audit and non-audit services provided by Somekh Chaikin. These services may include audit services, audit-related services, tax services and other services, as further described below. The Audit Committee sets forth the basis for its preapproval in detail, listing the particular services which are pre-approved, and setting forth a specific budget for such services. Additional services may be pre-approved by the Audit Committee on an individual basis. Once services have been pre-approved, Somekh Chaikin and our management then report to the Audit Committee on a periodic basis regarding the extent of services actually provided in accordance with the applicable pre-approval, and regarding the fees for the services performed.

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

Principal Accountant Fees and Services

The following fees were billed by Somekh Chaikin, a member firm of KPMG International, and affiliate firms for professional services rendered thereby for the years ended December 31, 2017 and 2016 (in thousands):

	2017	2016
Audit Fees (1)	$179	$167
Audit-Related Fees (2)	-	-
Tax Fees (3)	$19	$13
All Other Fees (4)	-	-
Total	$198	$180

(1)	The audit fees for the years ended December 31, 2017 and 2016, are the aggregate fees billed or billable (for the year) for the professional services rendered for the audits of our 2017 and 2016 annual consolidated financial statements, review of consolidated quarterly financial statements of 2017 and 2016, and services that are normally provided in connection with statutory audits of us and our subsidiaries, consents and assistance with review of documents filed with the SEC.

(2)	No Audit-Related Fees were incurred.

(3)	Tax fees are the aggregate fees billed (in the year) for professional services rendered for tax compliance and tax advice other than in connection with the audit.

(4)	No Other Fees were incurred.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

3.1	Amended and Restated Articles of Association (incorporated by reference to the Company’s report on Form 6-K filed with the SEC on October 31, 2013).

3.2	Memorandum of Association, dated February 14, 1990 (incorporated by reference to the Company’s Registration Statement on Form F-1, filed with the SEC on June 14, 2002).

10.1	Amended and Restated On Track Innovations Ltd. 2001 Share Option Plan (incorporated by reference to the Company’s proxy statement on Schedule 14A filed with the SEC on October 16, 2017). +

10.2	Form of Indemnification Agreement between the Company and its directors and officers (incorporated by reference to the Company’s report on Form 6-K filed with the SEC on October 31, 2013).

10.3	Asset Purchase Agreement, dated August 14, 2013, by and between the Company and SuperCom Ltd. (incorporated by reference to the Company’s Annual Report on Form 10-K, filed with the SEC on March 31, 2014).

10.4	Personal and Special Employment Agreement, dated August 6, 2013, by and between the Company and Shay Tomer. (Incorporated by reference to the Company’s Annual Report on Form 10-K, filed with the SEC on March 30, 2015; Confidential treatment has been granted for portions of this document. The confidential portions have been omitted and filed separately, on a confidential basis, with the Securities and Exchange Commission.) +

10.5	Personal Employment Agreement, dated August 2, 2015, by and between the Company and Shlomi Cohen (incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on August 3, 2015). +

10.6	Personal and Special Employment Agreement, dated January 31, 2016, by and between the Company and Yishay Curelaru (incorporated by reference to the Company’s Annual Report on Form 10-K, filed with the SEC on March 28, 2016). +

10.7*	Personal and Special Employment Agreement, dated February 27, 2018, by and between the Company and Assaf Cohen. +

10.8	Amended and Restated Executive Compensation Policy (Incorporated by reference to the Company’s proxy statement on Schedule 14A filed with the SEC on October 26, 2016). +

21.1*	List of Subsidiaries of the Company.

23.1*	Consent of Independent Registered Public Accounting Firm.

31.1*	Certification pursuant to Rule 13a-14(a)/15d-14(a) of Shlomi Cohen.

31.2*	Certification pursuant to Rule 13a-14(a)/15d-14(a) of Assaf Cohen.

32.1**	Certification pursuant to 18 U.S.C. Section 1350 of Shlomi Cohen.

32.2**	Certification pursuant to 18 U.S.C. Section 1350 of Assaf Cohen.

101*	The following materials from our Annual Report on Form 10-K for the year ended December 31, 2017 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Loss, (iv) the Consolidated Statements of Changes in Equity, (v) the Consolidated Statements of Cash Flows, and (vi) the Notes to the Consolidated Financial Statements, tagged as blocks of text and in detail.

* Filed herewith.

** Furnished herewith.

+ Management contract or compensation plan.

Item 16. Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

On Track Innovations Ltd.

Dated: March 29, 2018	By:	/s/ Shlomi Cohen
Shlomi Cohen
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Shlomi Cohen	Chief Executive Officer (principal executive officer)	March 29, 2018
Shlomi Cohen

/s/ Assaf Cohen	Chief Financial Officer (principal financial	March 29, 2018
Assaf Cohen	officer and principal accounting officer)

/s/ James Scott Medford	Chairman of the Board of Directors	March 29, 2018
James Scott Medford

/s/ William C. Anderson	Director	March 29, 2018
William C. Anderson

/s/ Donna Seidenberg Marks	Director	March 29, 2018
Donna Seidenberg Marks

/s/ Michael Soluri	Director	March 29, 2018
Michael Soluri

On Track Innovations Ltd.

and its Subsidiaries

Consolidated Financial Statements

As of December 31, 2017

On Track Innovations Ltd.

and its Subsidiaries

Consolidated Financial Statements as of December 31, 2017

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors

On Track Innovations Ltd.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of On Track Innovations Ltd. and its subsidiaries (hereinafter – “the Company”) as of December 31, 2017 and 2016, the related consolidated statements of operations, comprehensive loss, changes in equity and cash flows for each of the years in the three-year period ended December 31, 2017, and the related notes (collectively, “the consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the years in the three year period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Somekh Chaikin
Somekh Chaikin

Certified Public Accountants (Isr.)

Member firm of KPMG International

We have served as the Company’s auditor since 2002.

Tel-Aviv, Israel

March 29, 2018

On Track Innovations Ltd.

and its Subsidiaries

Consolidated Balance Sheets

US dollars in thousands

	December 31
	2017	2016
Assets

Current assets
Cash and cash equivalents	$6,742	$5,952
Short-term investments	3,331	5,585
Trade receivables (net of allowance for doubtful accounts of $568 and $720 as of December 31, 2017 and December 31, 2016, respectively)	5,827	5,620
Other receivables and prepaid expenses	1,563	1,638
Inventories	3,009	3,069

Total current assets	20,472	21,864

Long term restricted deposit for employees benefit	498	453

Severance pay deposits	405	322

Property, plant and equipment, net	5,859	5,788

Intangible assets, net	336	278

Total Assets	$27,570	$28,705

The accompanying notes are an integral part of these consolidated financial statements.

On Track Innovations Ltd.

and its Subsidiaries

Consolidated Balance Sheets

US dollars in thousands except share data

	December 31
	2017	2016
Liabilities and Equity

Current Liabilities
Short-term bank credit and current maturities of long-term bank loans	$4,181	$4,369
Trade payables	6,264	6,957
Other current liabilities	2,421	2,822
Total current liabilities	12,866	14,148

Long-Term Liabilities
Long-term loans, net of current maturities	814	1,215
Accrued severance pay	939	811
Deferred tax liability	500	373
Total long-term liabilities	2,253	2,399

Total Liabilities	15,119	16,547

Commitments and Contingencies

Equity
Shareholders’ Equity
Ordinary shares of NIS 0.1 par value:
Authorized – 50,000,000 shares as of December 31, 2017 and 2016;
issued: 42,353,077 and 42,243,075 shares as of December 31, 2017 and 2016, respectively;
outstanding: 41,174,378 and 41,064,376 shares as of December 31, 2017 and 2016, respectively	1,064	1,061
Additional paid-in capital	224,758	224,415
Treasury shares at cost - 1,178,699 shares as of December 31, 2017 and 2016	(2,000)	(2,000)
Accumulated other comprehensive loss	(691)	(1,236)
Accumulated deficit	(210,680)	(210,082)

Total Equity	12,451	12,158

Total Liabilities and Equity	$27,570	$28,705

The accompanying notes are an integral part of these consolidated financial statements.

On Track Innovations Ltd.

and its Subsidiaries

Consolidated Statements of Operations

US dollars in thousands except share and per share data

	Year ended December 31
	2017	2016	2015
Revenues
Sales	$17,299	$14,721		$12,501
Licensing and transaction fees	5,083	5,843		5,971

Total revenues	22,382	20,564		18,472

Cost of revenues
Cost of sales	10,996	10,111		8,889
Cost of licensing	-	250		325
Total cost of revenues	10,996	10,361		9,214

Gross profit	11,386	10,203		9,258
Operating expenses
Research and development	3,305	2,810		3,436
Selling and marketing	5,633	5,546		6,368
General and administrative	3,633	3,499		4,497
Patent litigation and maintenance	31	48		830
Other expenses, net	52	191		914

Total operating expenses	12,654	12,094		16,045

Operating loss from continuing operations	(1,268)	(1,891)		(6,787)
Financial expenses, net	(341)	(396)		(583)

Loss from continuing operations before taxes on income	(1,609)	(2,287)		(7,370)

Income tax	(74)	(82)		(122)

Net loss from continuing operations	(1,683)	(2,369)		(7,492)
Net income from discontinued operations	1,085	1,509		253

Net loss	(598)	(860)		(7,239)

Net loss attributable to non-controlling interest	-	32		88
Net loss attributable to shareholders	$(598)	$(828)		$(7,151)

Basic and diluted net income (loss) attributable to shareholders per ordinary share
From continuing operations	$(0.04)	$(0.06)		$(0.18)
From discontinued operations	$0.03	$0.04	$	*
	$(0.01)	$(0.02)		$(0.18)
Weighted average number of ordinary shares used in computing basic and diluted net income (loss) per ordinary share	41,109,875	40,914,558		40,869,820

* Less than $0.01 per ordinary share.

The accompanying notes are an integral part of these consolidated financial statements.

On Track Innovations Ltd.

and its Subsidiaries

Consolidated Statements of Comprehensive Loss

US dollars in thousands

	Year ended December 31
	2017	2016	2015
Total comprehensive loss:
Net loss	$(598)	$(860)	$(7,239)
Foreign currency translation adjustments	545	(152)	(284)

Total comprehensive loss	$(53)	$(1,012)	$(7,523)
Comprehensive loss attributable to the non-controlling interest	-	32	88
Total comprehensive loss attributable to shareholders	$(53)	$(980)	$(7,435)

The accompanying notes are an integral part of these consolidated financial statements.

On Track Innovations Ltd.

and its Subsidiaries

Consolidated Statements of Changes in Equity

US dollars in thousands, except share data

						Accumulated
	Number of			Additional		other		Non-
	Shares	Share		paid-in	Treasury	comprehensive	Accumulated	controlling	Total
	issued	capital		capital	Shares	Income (loss)	deficit	interest	equity
Balance as of January 1, 2015	41,996,602	$1,055		$224,234	$(2,000)	$(800)	$(202,103)	$(503)	$19,883

Changes during the year ended December 31, 2015:

Stock-based compensation related to options issued to employees	-	-		463	-	-	-	-	463
Decrease in the ownership rate in subsidiaries, see Note 9D	-	-		1,228	-	-	-	(1,228)	-
Exercise of warrants	18,071	(*	)	-	-	-	-	-	(* )
Foreign currency translation adjustments	-	-		-	-	(284)	-	-	(284)
Net loss	-	-		-	-	-	(7,151)	(88)	(7,239)

Balance as of December 31, 2015	42,014,673	$1,055		$225,925	$(2,000)	$(1,084)	$(209,254)	$(1,819)	$12,823

Changes during the year ended December 31, 2016:
Stock-based compensation	15,000(**)	(*	)	239	-	-	-	-	239
Increase in the ownership rate in subsidiaries , see Note 9D	-	-		(1,920)	-	-	-	1,851	(69)
Exercise of options and warrants	213,402	6		171	-	-	-	-	177
Foreign currency translation adjustments	-	-		-	-	(152)	-	-	(152)
Net loss	-	-		-	-	-	(828)	(32)	(860)

Balance as of December 31, 2016	42,243,075	$1,061		$224,415	$(2,000)	$(1,236)	$(210,082)	$-	$12,158

Changes during the year ended December 31, 2017:
Stock-based compensation	45,000(**)	1		253	-	-	-	-	254
Exercise of options	65,002	2		90	-	-	-	-	92
Foreign currency translation adjustments	-	-		-	-	545	-	-	545
Net loss	-	-		-	-	-	(598)	-	(598)

Balance as of December 31, 2017	42,353,077	$1,064		$224,758	$(2,000)	$(691)	$(210,680)	$-	$12,451

(*) Less than $1.

(**) See Note 9A.

The accompanying notes are an integral part of these consolidated financial statements.

On Track Innovations Ltd.

and its Subsidiaries

Consolidated Statements of Cash Flows

US dollars in thousands

	Year ended December 31
	2017	2016	2015
Cash flows from continuing operating activities
Net loss from continuing operations	$(1,683)	$(2,369)	$(7,492)
Adjustments required to reconcile net loss to net cash used in continuing operating activities:
Stock-based compensation related to options and shares issued to employees and others	254	239	463
Loss (gain) on sale of property and equipment	52	83	(4)
Accrued interest and linkage differences, net	(6)	56	27
Depreciation and amortization	1,172	1,172	1,224
Deferred tax, net	47	82	122

Changes in operating assets and liabilities:
Accrued severance pay, net	45	(183)	(109)
(Increase) decrease in trade receivables, net	(225)	(3,493)	2,020
(Increase) decrease in other receivables and prepaid expenses	(110)	290	394
Decrease (increase) in inventories	112	(112)	370
(Decrease) increase in trade payables	(1,428)	1,793	(1,298)
(Decrease) increase in other current liabilities	(518)	300	325
Net cash used in continuing operating activities	(2,288)	(2,142)	(3,958)

Cash flows from continuing investing activities

Purchase of property and equipment	(293)	(311)	(1,515)
Proceeds from sale of property, plant and equipment	17	1,779	38
Change in short-term investments, net	2,264	(116)	5,598
Investment in capitalized product costs	(239)	(188)	(200)
Investment in restricted deposit for employee benefits	-	(44)	(281)
Proceeds from restricted deposit for employee benefits	44	142	144
Net cash provided by continuing investing activities	1,793	1,262	3,784

Cash flows from continuing financing activities
(Decrease) increase in short-term bank credit, net	(335)	1,018	(422)
Proceeds from long-term bank loans	-	27	1,480
Repayment of long-term bank loans	(632)	(1,581)	(747)
Proceeds from exercise of options and warrants	92	177	*
Net cash (used in) provided by continuing financing activities	(875)	(359)	311

Cash flows from discontinued operations
Net cash provided by (used in) discontinued operating activities	1,473	(283)	(581)
Net cash provided by discontinued investing activities	-	2,292	795
Total net cash provided by discontinued operations	1,473	2,009	214

Effect of exchange rate changes on cash and cash equivalents	687	(268)	(252)

Increase in cash and cash equivalents	790	502	99
Cash and cash equivalents at the beginning of the year	5,952	5,450	5,351

Cash and cash equivalents at the end of the year	$6,742	$5,952	$5,450

* Less than $1.

The accompanying notes are an integral part of these consolidated financial statements.

F-8

On Track Innovations Ltd.

and its Subsidiaries

Consolidated Statements of Cash Flows (cont’d)

US dollars in thousands

	Year ended December 31
	2017	2016	2015
Supplementary cash flows information:
Cash paid during the period for:
Interest paid	$176	$220	$255
Income taxes paid	$61	$27	$-

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

At December 31, 2017, the Company operates in two operating segments: (a) Retail and Mass Transit Ticketing, and (b) Petroleum, See Note 13. During 2016, the Company sold its parking operating segment. See Note 1B.

As to the Company’s major customers, see Note 14.

Certain definitions

$ - United States Dollars

NIS - New Israeli Shekel

B.	Divestiture of operations

1.	In December 2013, the Company completed the sale of certain assets, subsidiaries and intellectual property (“IP”) relating to its Smart ID division, for a total purchase price of $10,000 in cash and an additional $12,500 subject to performance-based milestones (the “SmartID Division Divesture”). Accordingly, the results and the cash flows of this operation for all reporting periods are presented in the statements of operations and in the statements of cash flows, respectively, as discontinued operations separately from continuing operations. On April 20, 2016, the purchaser of the Smart ID division, SuperCom Ltd., or SuperCom, and the Company entered into a settlement agreement resolving certain litigation between SuperCom and the Company pursuant to which SuperCom paid the Company $2,050 and will agree to pay the Company up to $1,500 in accordance with and subject to a certain earn-out mechanism. The Company commenced in November 2017 an arbitration procedure with SuperCom, in which the Company claims that additional earn-out payments have not been paid to the Company. SuperCom has also raised issues against the Company during the arbitration procedure, which according to legal counsel have no merit. As mentioned in Note 2U, the Company records the earn-out payments only when the consideration is determined to be realizable. For details in connection with contingent considerations recorded and received during the years ended December 31, 2016, and 2015, see Notes 12.

2.	On September 14, 2016, the Company completed the sale of certain assets and IP related to its parking segment (the “Parking Business Divesture”) to Atrinet Ltd. and its affiliated entities for a non-material amount. The Company has determined that the sale of the parking business qualifies as a discontinued operation. Accordingly, the results and the cash flows of these operations for all reporting periods are presented in the statements of operations and in the statements of cash flows, respectively, as discontinued operations separately from continuing operations (see also Note 12). All prior periods’ information has been reclassified to conform with the current period’s presentation.

3.	During 2017, the Company completed the liquidation of its wholly-owned subsidiaries, Softchip Israel Ltd., Softchip Technologies (3000) Ltd. and CPI communication Israel LTD. These entities are no longer part of the Group.

On Track Innovations Ltd.

and its Subsidiaries

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

The functional currency of the Company’s subsidiary in South Africa changed in October 2017 from the South African Rand to U.S. dollar. This change resulted from a change in relevant circumstances whereby sales transactions denominated in U.S. dollars became the primary source of sales revenue. The functional currency of the Polish subsidiary is its local currency. The financial statements of companies with a functional currency that is not the U.S. dollar are translated into U.S. dollars using the exchange rate at the balance sheet date for assets and liabilities, and weighted average exchange rates for revenues and expenses (which approximates the translation of each transaction). Translation adjustments resulting from the process of the aforesaid translation are included as a separate component of equity (accumulated other comprehensive gain or loss).

On Track Innovations Ltd.

and its Subsidiaries

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

and its Subsidiaries

Notes to the Consolidated Financial Statements

In thousands, except share and per share data

Note 2 - Significant Accounting Policies (cont’d)

G.	Inventories

Inventories are stated at the lower of cost or net realizable value. Cost is determined by calculating raw materials, work in process and finished products on a “moving average” basis. Net realizable value is defined as the “estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation.” Inventory write-offs are provided to cover risks arising from slow moving items or technological obsolescence. Such write-offs, which were not material for the reported years, have been included in cost of revenues.

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

On Track Innovations Ltd.

and its Subsidiaries

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

License and transaction fees are recognized as earned based on actual usage. Usage is determined by receiving confirmation from the users. Patent litigation revenues are recognized upon final settlement of the litigation (see Note 13). The Company separates the settlement portion from the revenue element under the guidance of ASC Topic 605, Revenue Recognition. Expenses associated directly with revenues from litigation settlement agreement that contains a license agreement are presented within ‘cost of licensing’.

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

According to ASC Topic 350, “Intangibles - Goodwill and Other,” software that is part of a product or process to be sold to a customer shall be accounted for under ASC Subtopic 985-20. The Company’s products contain embedded software which is an integral part of these products because it allows the various components of the products to communicate with each other and the products are clearly unable to function without this coding. The costs of product certification are capitalized once technological feasibility is determined. The Company determines that technological feasibility for its products is reached after all high-risk development issues have been resolved. Once the products are available for general release to the Company’s customers, the Company ceases capitalizing the product certification costs and all additional costs, if any, are expensed. The capitalized product certification costs are amortized on a product-by-product basis using straight-line amortization, over a period of 3 years. The amortization begins when the products are available for general release to the Company’s customers. The depreciation is presented within research and development in the consolidated statements of operations. Depreciation expenses amounted to $181, $90 and $20 for the years ended December 31, 2017, 2016 and 2015, respectively.

On Track Innovations Ltd.

and its Subsidiaries

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

Basic and diluted net loss per ordinary share is computed based on the weighted average number of ordinary shares outstanding during each year. Shares issuable for little or no cash consideration, are considered outstanding ordinary shares and included in the computation of basic net loss per ordinary share as of the date that all necessary conditions have been satisfied. In years that discontinued operations are presented, the Company uses income from continuing operations (attributable to the parent entity) as the benchmark to determine whether potential common shares are dilutive or antidilutive. Therefore, when the Company records a loss from continuing operations and the issuance of option shares would be antidilutive due to the loss, but the Company has net income from discontinued operations, potential shares are excluded from the diluted calculation even though the effect on net income from discontinued operations would be dilutive.

Stock options and warrants in the amounts of 1,535,000, 1,644,836 and 1,880,396 outstanding as of the years ended December 31, 2017, 2016 and 2015, respectively, have been excluded from the calculation of the diluted net loss per ordinary share because all such securities have an anti-dilutive effect for all periods presented.

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

and its Subsidiaries

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

The Company accounts for interest and penalties as a component of income tax expense.

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

and its Subsidiaries

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

Severance pay expenses for the years ended December 31, 2017, 2016 and 2015 amounted to $242, $227 and $331, respectively. Defined contribution plan expenses were $231, $182 and $273 in the years ended December 31, 2017, 2016 and 2015, respectively.

R.	Advertising expenses

Advertising expenses are charged to the statements of operations as incurred. Advertising expenses for the years ended December 31, 2017, 2016 and 2015 amounted to $1,254, $1,142 and $1,249, respectively.

On Track Innovations Ltd.

and its Subsidiaries

Notes to the Consolidated Financial Statements

In thousands, except share and per share data

Note 2 - Significant Accounting Policies (cont’d)

S.	Concentrations of credit or business risk

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

Most of the Company’s trade receivables are derived from sales to large and financially secure organizations. In determining the adequacy of the allowance, management bases its opinion, inter alia, on the estimated risks, current market conditions and in reliance on available information with respect to the debtor’s financial position. As for major customers, see Note 14. The Company acquires certain components of its products from single source manufacturers.

The activity in the allowance for doubtful accounts for the years ended December 31, 2017, 2016 and 2015 is as follows:

	2017	2016	2015
Allowance for doubtful accounts at beginning of year	$720	$778	$671
Additions charged to allowance for doubtful accounts	73	147	138
Write-downs charged against the allowance	(225)	(205)	(31)

Allowance for doubtful accounts at end of year	$568	$720	$778

T.	Commitments and contingencies

Liabilities for loss contingencies arising from claims, assessments, litigations, fines and penalties and other sources are recognized when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated. Loss recovery related to recovery of a loss when the recovery is less than or equal to the amount of the loss recognized in the financial statements is recognized if collection is probable and estimable. Gain contingencies are recognized only when resolved.

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

The SmartID Division Divesture and the Parking Business Divesture both qualify as discontinued operations and therefore have been presented as such.

The results of businesses that have qualified as discontinued operations have been presented as such for all reporting periods. Results of discontinued operations include all revenues and expenses directly derived from such businesses; general corporate overhead is not allocated to discontinued operations.

On Track Innovations Ltd.

and its Subsidiaries

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

V.	Patent litigation and maintenance expenses

Patent litigation and maintenance expenses, which consist mainly of salaries and consultants’ fees, are expensed as incurred. The Company presents such expenses (excluding expenses associated directly with revenues from a litigation settlement agreement that contains a license agreement) as a separate item within its operating expenses because it believes that such presentation improves the understandability of the statement of operations.

Expenses associated directly with revenues from a litigation settlement agreement that contains a license agreement are presented within ‘cost of licensing’ as mentioned in Note 2J.

W.	Recent accounting pronouncements

1.	In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers. The standard provides companies with a single model for use in accounting for revenue arising from contracts with customers and supersedes current revenue recognition guidance, including industry-specific revenue guidance. The core principle of the model is to recognize revenue when control of the goods or services transfers to the customer. The new disclosure requirements will provide information about the nature, amount, timing and uncertainty of revenue and cash flows from revenue contracts with customers. The guidance is effective for annual and interim reporting periods beginning after December 15, 2017. Entities have the option of using either a full retrospective or modified retrospective approach for adopting this guidance. Under the modified approach, an entity would recognize the cumulative effect of initially applying the guidance with an adjustment to the opening balance of retained earnings in the period of adoption.

The Company has implemented this standard effective January 1, 2018 on a modified retrospective basis. The Company has completed its assessment of all revenue from existing contracts with customers and there is no significant impact to its revenue recognition practices, financial position, results of operations or cash flows. A majority of the Company’s revenues derive from product sales. For such sales, the performance obligation, transfer of control and revenue recognition occurs when the products are delivered. For customer services and technical support, the performance obligation is satisfied over time and therefore revenue recognition occurs as the services are rendered. For license and transaction fees that are based on actual usage, revenue recognition occurs only when usage occurs.

The revenue recognition model described above is consistent with the previous revenue recognition guidance. Therefore, the Company did not have a cumulative adjustment to retained earnings or an impact on its revenue recognition policies as a result of the adoption of the new standard. The new standard will require the Company to provide more robust disclosures than required by previous guidance, including disclosures related to disaggregation of revenue into appropriate categories, performance obligations, and the judgments made in revenue recognition determinations.

On Track Innovations Ltd.

and its Subsidiaries

Notes to the Consolidated Financial Statements

In thousands, except share and per share data

Note 2 - Significant Accounting Policies (cont’d)

W.	Recent accounting pronouncements (cont’d)

2.	In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which supersedes ASC 840, Leases. This ASU requires lessees to recognize a right-of-use asset and lease liability on the balance sheet for most leases, whereas currently only financing-type lease liabilities (capital leases) are recognized on the balance sheet. In addition, the definition of a lease has been revised with respect to when an arrangement conveys the right to control the use of the identified asset under the arrangement, which may result in changes to the classification of an arrangement as a lease. The ASU does not significantly change the lessees’ recognition, measurement and presentation of expenses and cash flows from the previous accounting standard. Lessors’ accounting under the ASU is largely unchanged from the previous accounting standard. The ASU expands the disclosure requirements of lease arrangements. Under current guidance, lessees and lessors will use a modified retrospective transition approach, which requires application of the new guidance at the beginning of the earliest comparative period presented in the year of adoption. The guidance is effective for interim and annual reporting periods beginning after December 15, 2018, with early adoption permitted. The Company currently expects to adopt this standard on January 1, 2019 and continues to evaluate the impact of this new standard on its financial position, results of operations and cash flows. The Company continues the process of identifying and categorizing its lease contracts and evaluating its current business processes and systems.

3.	In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (ASU 2016-15), which is intended to reduce the existing diversity in practice in how certain cash receipts and cash payments are classified in the statement of cash flows. In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows, Restricted Cash (Topic 230) (ASU 2016-18), which requires the inclusion of restricted cash with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. ASU 2016-15 and ASU 2016-18 are both effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years, provided that all of the amendments are adopted in the same period. The amendments will be applied using a retrospective transition method to each period presented. The Company will adopt these guidances in the first quarter of 2018 and does not expect a significant impact on its consolidated financial statements.

4.	In June 2016, the FASB issued ASU 2016-13, Financial Instruments — Credit Losses (Topic 326). The main objective of this ASU is to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. To achieve this objective, the amendments in this ASU replace the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. The amendments affect entities holding financial assets and net investment in leases that are not accounted for at fair value through net income. The amendments affect loans, debt securities, trade receivables, net investments in leases, off-balance-sheet credit exposures, reinsurance receivables, and any other financial assets not excluded from the scope that have the contractual right to receive cash. ASU 2016-13 is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted for fiscal years beginning after December 15, 2018. The Company currently does not expect the adoption of this accounting standard to have a material impact on its consolidated financial statements.

5.	In May 2017, the FASB issued ASU 2017-09, Compensation - Stock Compensation (Topic 718): Scope of Modification Accounting. The ASU amends the scope of modification accounting for share-based payment arrangements, and provides guidance on the types of changes to the terms or conditions of share-based payment awards to which an entity would be required to apply modification accounting. The new guidance will allow companies to make certain changes to awards without accounting for them as modifications. It does not change the accounting for modifications. ASU 2017-09 is effective for annual reporting periods beginning after December 15, 2017, with early adoption permitted, including adoption in any interim period for which financial statements have not yet been issued. The Company does not expect that the adoption of ASU 2017-09 will have a material impact on the Company’s results of operations and financial condition.

On Track Innovations Ltd.

and its Subsidiaries

Notes to the Consolidated Financial Statements

In thousands, except share and per share data

Note 3 – Short-term investments:

Balances at December 31, 2017 and 2016 consist of bank deposits which bear weighted average annual interest of 0.7%.

See Note 8C as to restrictions on certain deposits.

Note 4 - Other Receivables and Prepaid Expenses

	December 31
	2017	2016
Government institutions	$263	$322
Prepaid expenses	381	526
Receivables under contractual obligations to be transferred to others *	446	346
Other receivables	473	444

	$1,563	$1,638

*	The Company’s subsidiary in Poland is required to collect certain fees that are to be transferred to local authorities.

Note 5 - Property, Plant and Equipment, Net

A.	Consist of:

	December 31
	2017	2016
Cost
Buildings	917	907
Computers, software and manufacturing equipment	16,279	14,769
Office furniture and equipment	172	251
Motor vehicles	201	323
Total cost	17,569	16,250

Total accumulated depreciation	11,710	10,462
	$5,859	$5,788

B.	As to liens - See Note 8C.

C.	Depreciation expenses amounted to $991, $1,082 and $1,204 for the years ended December 31, 2017, 2016 and 2015, respectively.

Note 6 - Other Current Liabilities

	December 31
	2017	2016
Employees and related expenses	$1,073	$1,011
Accrued expenses	1,054	1,473
Customer advances	178	249
Other current liabilities	116	89

	$2,421	$2,822

On Track Innovations Ltd.

and its Subsidiaries

Notes to the Consolidated Financial Statements

In thousands, except share and per share data

Note 7 - Bank Loans

A.	Composition of long-term loans:

	December 31
	2017	2016
Long-term loans	$1,400	$1,827
Less - current maturities	586	612

	$814	$1,215

As of December 31, 2017, the bank loans are denominated in the following currencies: Polish Zloty ($765; matures in 2018-2019) and South African Rand ($635; matures in 2018-2023). As of December 31, 2017, these loans bear interest at rates ranging from 3.06%-10.5% per annum.

B.	Repayment dates of long-term loans subsequent to December 31, 2017:

2018	$586
2019	365
2020	117
2021	112
Thereafter	220

$1,400

C.	Composition of short-term loans, bank credit and current maturities of long-term loans:

	December 31		December 31
	2017	2016	2017	2016
	%	%
	Interest rate
In U.S. Dollars	4.50	4.36	$1,669	$2,102
In Polish Zloty	3.63	3.60	1,147	953
In NIS	3.60	4.35	779	702
			3,595	3,757
Current maturities of long-term loans			586	612

			$4,181	$4,369

The weighted average interest rate of the short-term bank credit for the years ended December 31, 2017 and 2016 were 4.03% and 4.05%, respectively.

D.	Liens for short-term and long-term loans - see Note 8C.

E.	As of December 31, 2017, the Group has authorized and used credit lines of $4,245 and $3,594, respectively.

On Track Innovations Ltd.

and its Subsidiaries

Notes to the Consolidated Financial Statements

In thousands, except share and per share data

Note 8 - Commitments and Contingencies

A.	Commitments and Contingencies:

The Company has entered into several research and development agreements, pursuant to which the Company received grants from the Government of Israel, and are therefore obligated to pay royalties to the Government of Israel at a rate of 3%-3.5% of its sales up to the amounts granted (linked to the U.S. dollar with annual interest at LIBOR as of the date of approval, for programs approved from January 1, 1999 and thereafter). The total amount of grants received until December 31, 2017, net of royalties paid, was approximately $3,700 (including accrued interest). No grants from the Government of Israel were received during the three-year period ended December 31, 2017.

Royalties expenses amounted to $111, $423 and $356 for the years ended December 31, 2017, 2016 and 2015, respectively, and were charged to cost of revenues.

B.	Leases

The Group operates from leased facilities in the United States, Israel, Poland and South Africa, leased for periods expiring in years 2018 through 2022.

Minimum future rentals of premises under non-cancelable operating lease agreements at rates in effect as of December 31, 2017 are as follows:

2018	253
2019	168
2020	157
2021	150
2022	113

$841

Rent expenses amounted to $435, $313 and $368 for the years ended December 31, 2017, 2016 and 2015, respectively.

C.	Liens

The Company and certain subsidiaries have recorded floating charges on all of its tangible assets in favor of banks.

The Company's and certain subsidiaries' manufacturing facilities and certain equipment have been pledged as security in respect of a loan received from a bank.

The Company's short-term deposits in the amount of $1,057 have been pledged as security in respect of guarantees granted and in respect of loans and credit lines received from a bank. Such deposits cannot be pledged to others or withdrawn without the consent of the bank.

D.	Guarantees

As of December 31, 2017, the Company granted performance guarantees and guarantees to secure customer advances in the sum of $347. The expiration dates of the guarantees range from January 2018 to June 2019.

On Track Innovations Ltd.

and its Subsidiaries

Notes to the Consolidated Financial Statements

In thousands, except share and per share data

Note 8 - Commitments and Contingencies (cont'd)

E.	Legal claims

1.	In June 2013, prior to the Company's divestiture of its SmartID division, Merwell Inc. (“Merwell”) filed a claim against the Company before an agreed-upon arbitrator alleging breach of contract in connection with certain commissions claimed to be owed to Merwell with respect to the division’s activities in Tanzania. These activities, along with all other activities of the SmartID division, were later assigned to and assumed by SuperCom in its purchase of the division. SuperCom undertook to indemnify the Company and hold it harmless against any liabilities the Company may incur in connection with Merwell’s consulting agreement and the arbitration. An arbitration decision was issued on February 21, 2016, awarding Merwell approximately $855 for outstanding commissions. The arbitration decision is being appealed and is thus not yet ripe for enforcement. As mentioned above, based on the agreement with SuperCom, SuperCom is liable for the costs and liabilities arising out of this claim. Therefore, the financial statements do not include any provision for this claim.

2.	On October 3, 2013, a financial claim was filed against the Company and its then French subsidiary, Parx France (in this paragraph, together, the “Defendants”), in the Commercial Court of Paris, France (in this paragraph, the “Court”). The sum of the claim is €1,500 and is based on the allegation that the plaintiff sustained certain losses in connection with Defendants not granting the plaintiff exclusive marketing rights to distribute and operate the Defendants’ PIAF Parking System in Paris and the Ile of France. On October 25, 2017, the Court issued its ruling in this matter dismissing all claims against the Company but ordering Parx France to pay the plaintiff €50 plus interest in damages plus another approximately €5 in other fees and penalties. The Company offered to pay the amounts mentioned above to the plaintiff in consideration for not filing future appeals. The Plaintiff rejected this offer.

3.	On March 1, 2017, a claim (the “USAT Claim”) was filed in the U.S. District Court, Eastern District of Pennsylvania against the Company and its U.S. subsidiary, OTI America Inc., by USA Technologies Inc. (“USAT”). The USAT Claim asserted, among other things, that products sold by the Company to USAT’s manufacturing subcontractor, Masterwork Electronics, Inc. (“Masterwork”), failed to conform to promised specifications. USAT sought payment of $4,913 plus interest and costs, comprised of $729 to cover payment for alternative products, and $4,184 to cover costs of replacing the allegedly non-conforming products already installed. On March 3, 2017, the Company filed a lawsuit (the “OTI Claim”) against Masterwork in the U.S. District Court for the Northern District of California. The Company sought payment of $2,518 plus interest and costs as a result of Masterwork’s refusal to perform its obligations in connection with a purchase order supplied by Masterwork to the Company, based on Masterwork’s allegations that its customer, USAT, had apparently claimed that the products are not conforming. On July 20, 2017, the OTI Claim was transferred to the U.S. District Court for the Eastern District of Pennsylvania and on August 23, 2017, the USAT Claim and OTI Claim were consolidated into a single action. On November 1, 2017, all parties to these proceedings entered into a settlement agreement resolving their disputes and have, accordingly, dismissed all litigation on November 1, 2017. The Company has received full payment for all products sold to Masterwork.

On Track Innovations Ltd.

and its Subsidiaries

Notes to the Consolidated Financial Statements

In thousands, except share and per share data

Note 9 - Equity

A.	Shares to non-employees

During 2017 and 2016, the Company granted to one of its consultants 45,000 and 15,000 ordinary shares respectively. The expenses that are recognized due to these grants are immaterial and are presented within ‘stock-based compensation’ in the statement of changes in equity.

B.	Stock option plans

In February 2001, the Company’s Board of Directors (the “Board”) approved an option plan, under which up to 75,000 share options are to be granted to the Company’s employees, directors and consultants and those of the Company’s subsidiaries and affiliates.

During the years 2002 to 2012, the Board approved an increase of 13,125,000 options to be reserved under the Company’s share option plan.

On October 22, 2013, the Board approved a further increase of 2,500,000 options to be reserved under the Company’s share option plan.

On June 17, 2014, the Board approved a further increase of 750,000 options to be reserved under the Company’s share option plan.

On November 21, 2017, following the approval of the compensation committee and the Board, the shareholders of the Company approved an amendment to the Company’s share option plan, so that securities may be issued under such plan from time to time until December 31, 2021.

The vesting period for the options ranges from immediate vesting to ratable vesting over a four- year period. The exercise price of options under the plan is at varying prices. Those options expire up to five years after the date of the grant. Any options which are forfeited or cancelled before expiration become available for future grants.

On Track Innovations Ltd.

and its Subsidiaries

Notes to the Consolidated Financial Statements

In thousands, except share and per share data

Note 9 - Equity (cont'd)

B.	Stock option plans (cont'd)

The fair value of each option granted to employees during 2017, 2016 and 2015 was estimated on the date of grant, using the Black-Scholes model and the following assumptions:

	Year ended December 31
	2017	2016	2015
Expected dividend yield	0%	0%	0%
Expected volatility	67%-74%	71%-75%	69%-71%
Risk-free interest rate	1.35%-1.83%	0.97%-1.42%	1.21%-1.32%
Expected life - in years	2.45	2.45-3.5	2.45-3.5

1.	Dividend yield of zero percent for all periods.
2.	Risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant.
3.	For options granted during 2017- estimated expected lives are based on historical grants data. For 2016 and 2015 estimated expected lives are according to the simplified method.
4.	Expected average volatility represents a weighted average standard deviation rate for the price of the Company's ordinary shares on Nasdaq.

The Company’s options activity during 2017 (including options to non-employees) and information as to options outstanding and options exercisable as of December 31, 2017 and 2016 are summarized in the following table:

	Number of	Weighted average exercise	Aggregate
	options	price per	intrinsic
	outstanding	share	value
Outstanding – December 31, 2016	1,604,836	$1.36
Options granted	352,000	1.32
Options expired or forfeited	(396,834)	1.65
Options exercised	(65,002)	1.43
Outstanding – December 31, 2017	1,495,000	$1.27	$448

Exercisable as of:

December 31, 2017	681,321	$1.45	$206

The weighted average grant date fair value of options granted is $0.66, $0.95 and $1.01 per option during 2017, 2016 and 2015, respectively.

On Track Innovations Ltd.

and its Subsidiaries

Notes to the Consolidated Financial Statements

In thousands, except share and per share data

Note 9 - Equity (cont'd)

B.	Stock option plans (cont'd)

The following table summarizes information about options outstanding and exercisable (including options to non-employees) as of December 31, 2017:

	Options outstanding			Options Exercisable
	Number	Weighted		Number	Weighted
	outstanding	average	Weighted	Outstanding	average	Weighted
	as of	remaining	Average	As of	remaining	Average
Range of	December 31,	contractual	Exercise	December 31,	contractual	Exercise
exercise price	2017	life (years)	Price	2017	life (years)	Price
$0.44-0.90	535,000	2.72	$0.76	298,334	2.45	$0.77
1.07-1.68	702,000	4.14	1.22	134,987	3.17	1.16
2.32-2.36	218,000	1.25	2.35	218,000	1.25	2.35
$3.03	40,000	1.73	$3.03	30,000	1.73	$3.03
	1,495,000	3.15		681,321	2.18

The total exercise date intrinsic value of options exercised during the years ended December 31, 2017, 2016 and 2015, was $32, $45 and $0, respectively.

As of December 31, 2017, there was $347 of total unrecognized compensation cost related to non-vested stock-based compensation arrangements. That cost is expected to be recognized over a weighted-average period of 1.16 years. The total fair value of shares vested during the year ended December 31, 2017 was $219.

During 2017, 2016 and 2015, the Company recorded stock-based compensation expenses in the amount of $254, $239 and $463, respectively, in accordance with ASC Topic 718.

C.	Warrants

1.	During 2017, no warrants expired or were exercised into ordinary shares.
2.	As of December 31, 2017, there are remaining 40,000 outstanding warrants issued to one of the Company’s consultants during 2016 with a per share exercise price of $0.95. The warrants expire during 2019.

D.	Change in the ownership rate

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

On Track Innovations Ltd.

and its Subsidiaries

Notes to the Consolidated Financial Statements

In thousands, except share and per share data

Note 10 - Supplemental statement of operations data

A.	Other expenses, net

Consists of:

	Year ended December 31.
	2017	2016	2015

Loss (gain) on sale of property and equipment, net (1)	52	83	(4)
Cessation of employment agreements (2)	-	108	578
Consulting fees	-	-	340
Other expenses (income), net	$52	$191	$914

1	On May 7, 2016, the Company entered into an agreement pursuant to which the Company agreed to sell its headquarters building in Rosh Pina, Israel, to a third party for consideration of NIS 7,000 (approximately $1,848) and will lease back the portion of the building necessary for its current operations. The leaseback period is two years and the annual rent is $130. The Company has the right to extend the lease by two additional one year periods on the same terms. On September 4, 2016, the sale of the building was completed. As a result of the sale, the Company recorded a loss of $83.

2	During 2015, the Company recorded compensation expenses related to the cessation of employment of the Company’s former Chief Executive Officer and related to the cessation of employment of the Company’s former Chief Executive Officer of the U.S. subsidiary. During 2016, the Company recorded compensation expenses related to the cessation of employment of the Company’s former Chief Financial Officer and former General Counsel and Secretary.

Note 11 - Income Taxes

A.	The Company and its Israeli subsidiaries

1.	Measurement of taxable income under the Income Tax (Inflationary Adjustments) Law, 1985

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

Presented hereunder are the standard tax rates in Israel in the years 2015-2017:

2017 – 24%

2016 – 25%

2015 – 26.5%

On Track Innovations Ltd.

and its Subsidiaries

Notes to the Consolidated Financial Statements

In thousands, except share and per share data

Note 11 - Income Taxes (cont'd)

A.	The Company and its Israeli subsidiaries (cont'd)

Current taxes for the reported periods are calculated according to the tax rates presented above.

On January 4, 2016, the statutory tax rate was changed to 25% following a reduction of a corporate tax by the Israeli government. Furthermore, on December 22, 2016, the Israeli government passed a law under which the corporate tax rate will be reduced from 25% to 23% in two steps. The first reduction was to a rate of 24% as from January 2017 and the second reduction will be to a rate of 23% as from January 2018.

The deferred tax balances as at December 31, 2017 were calculated according to the new tax rates, at the tax rate expected to apply on the date of reversal.

4.	Benefits under the Law for the Encouragement of Capital Investments

According to the Law for the Encouragement of Capital Investments – 1959 (the “Law”), as amended, two tax tracks exist, a preferred enterprise and a special preferred enterprise, which mainly provide a uniform and reduced tax rate for all the Company’s income entitled to benefits. The tax rates on preferred income as from the 2014 tax year are as follows: 9% for Development Area A and 16% for the rest of the country. Furthermore, an enterprise that meets the definition of a special preferred enterprise is entitled to benefits for a period of 10 consecutive years and a reduced tax rate of 5% in Development Area A and of 8% in the rest of the country. In addition, companies in Development Area A are entitled to the grants track and are entitled to receive benefits under this track and under the tax benefits track at the same time. Such benefits will apply upon reaching taxable income. On December 22, 2016, the Israeli parliament passed a law that reduces the tax rate on preferred income for companies located in Development Area A from 9% to 7.5%, commencing on January 1, 2017. Additional amendments to the Law became effective in January 2017 (the “2017 Amendment”).  Under the 2017 Amendment, subject to certain conditions, income derived by Preferred Companies from ‘Preferred Technological Enterprises’ or "PTE" (as defined in the 2017 Amendment), would be subject to reduced corporate tax rates of 7.5% in Development Area A and 12% elsewhere.

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

On December 22, 2017, the U.S. Tax Cuts and Jobs Act (the “US Tax Legislation”) was enacted in the United States. Except for certain provisions, the Tax Legislation is effective for tax years beginning on or after January 1, 2018. The Tax Legislation significantly revises several sections of the U.S. Internal Revenue Code including, among other things, lowering the corporate income tax rate from 35% to 21% effective January 1, 2018, limiting deductibility of interest expense and implementing a territorial tax system that imposes a repatriation tax on deemed repatriated earnings of foreign subsidiaries. The main effect on the Company’s U.S. subsidiary is the lowering the corporate income tax rate from 35% to 21%, which is not expected to have a material effect on the Company’s financial statements.

On Track Innovations Ltd.

and its Subsidiaries

Notes to the Consolidated Financial Statements

In thousands, except share and per share data

Note 11 - Income Taxes (cont'd)

C.	Deferred income taxes:

	December 31	December 31
	2017	2016
Deferred tax assets:
Carryforward losses	$45,239	$45,450
Other	785	1,000
Total gross deferred tax assets	46,024	46,450
Less – valuation allowance	(46,024)	(46,450)
Net deferred tax assets	$-	$-

Deferred tax liability -
Other	(500)	(373)
Net deferred tax liability	$(500)	$(373)

The net changes in the total valuation allowance for each of the years ended December 31, 2017, 2016 and 2015, are comprised as follows:

	Year ended December 31
	2017	2016	2015

Balance at beginning of year	$46,450	$52,431	$50,450

Additions during the year from Continuing operations	413	764	2,047
Changes due to amendments to tax laws and applicable future tax rates, see Note 11A(3)	(518)	(6,408)	-
Discontinued operations - see Note 1B	(239)	(382)	(67)
Tax from previous years	(312)	-	-
Exchange rate differences on carryforward losses	244	33	-
Adjustments to beginning-of-the-year balance due to utilization of carryforward losses in certain subsidiaries	(16)	-	-
Other changes	2	12	1
Balance at end of year	$46,024	$46,450	$52,431

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets depends on the generation of future taxable income during the periods in which those temporary differences or carry-forwards are deductible. Based on the level of historical taxable losses, management has reduced the deferred tax assets with a valuation allowance to the amount it believes is more likely than not to be realized.

On Track Innovations Ltd.

and its Subsidiaries

Notes to the Consolidated Financial Statements

In thousands, except share and per share data

Note 11 - Income Taxes (cont'd)

D.

As of December 31, 2017, the operating loss carry-forwards and capital loss carry-forwards relating to Israeli companies amounted to $171,309 and $22,089, respectively. Operating losses in Israel may be carried forward indefinitely to offset against future taxable operational income. Under the Income Tax (Inflationary Adjustments) Law, 1985, and based on the Company’s election (see Note 11A(1)), tax loss carry-forwards are denominated in U.S. dollars.

Net operating losses relating to non-Israeli companies aggregate $3,415, which will expire as follows: 2026 - $2,882 and 2027- $533.

E.	The Company has not recognized a deferred tax liability for the undistributed earnings of its foreign subsidiaries that arose in 2017 and prior years, because the Company considers these earnings to be indefinitely reinvested. These undistributed earnings will be taxed upon distribution, if at all. A deferred tax liability will be recognized when the Company can no longer demonstrate that it plans to indefinitely reinvest these undistributed earnings. As of December 31, 2017, the undistributed earnings of these foreign subsidiaries were $4,021. It is impracticable to determine the additional taxes payable when these earnings are remitted.

F.	No current or net deferred taxes were recorded in Israel. Non-Israeli income tax expense included in the consolidated statements of operations are as follows:

	Year ended December 31
	2017	2016	2015

Current	$(27)	$(24)	$-
Deferred	(47)	(58)	(122)

Income tax expense	$(74)	$(82)	$(122)

Income tax expense for the years ended December 31, 2017, 2016 and 2015, differed from the amounts computed by applying the Israeli statutory tax rates of 24%, 25% and 26.5% to loss from continuing operations before taxes on income, as a result of the following:

	Year ended December 31
	2017	2016	2015
Computed “expected” income tax benefit	$386	$572	$1,953
Decrease in income tax benefit resulting from:
Change in valuation allowance, net	(413)	(764)	(2,047)
Nondeductible stock-based compensation related to options issued to employees	(61)	(60)	(123)
Other nondeductible expenses	(22)	(16)	(96)
Tax from previous years	(13)	110	-
Other	49	76	191

Reported income tax expense	$(74)	$(82)	$(122)

On Track Innovations Ltd.

and its Subsidiaries

Notes to the Consolidated Financial Statements

In thousands, except share and per share data

Note 11 - Income Taxes (cont'd)

G.	Income (loss) from continuing operations before taxes on income consists of the following:

	Year ended December 31
	2017	2016	2015
Israel	$(2,023)	$(2,924)	$(7,683)
Non-Israel	414	637	313

	$(1,609)	$(2,287)	$(7,370)

H.	Unrecognized tax benefits

As of December 31, 2017, 2016 and 2015, the Company did not have any unrecognized tax benefits. In addition, the Company does not expect that the amount of unrecognized tax benefits will change significantly within the next twelve months.

For the years ended December 31, 2017, 2016 and 2015, no interest and penalties related to unrecognized tax benefits have been accrued.

The Company and its major subsidiaries file income tax returns in Israel, Poland and South Africa. With few exceptions, the income tax returns of the Company and its major subsidiaries are open to examination by the Israeli and the respective foreign tax authorities for the tax years beginning in 2012.

Note 12 – Discontinued operations

As described in Note 1B, the Company divested its interest in the SmartID division and its Parking Business, and presented these activities as discontinued operations.

During the year ended December 31, 2017, the Company recorded $1,346 as ‘other income, net’ within the net income from discontinued operations based on a judgment issued by the Israeli Central District Court regarding the Company’s lawsuit against Harel Insurance Company Ltd. (“Harel”) for damages incurred by the Company due to flooding in a subcontractor’s manufacturing site in 2011. The judgment determined that an amount of $1,600, net be awarded to cover the Company’s damages. On October 10, 2017, Harel submitted its appeal of the judgment to the Israeli Supreme Court as well as a request for stay of judgment.  On October 30, 2017, the Court denied the requested stay. Following the denial of Harel’s request a payment was received. Based on the advice of counsel, the Company currently believes that there are sufficient grounds on which to uphold the District Court’s ruling and, as such, Harel’s appeal will be denied.

During the years ended December 31, 2016 and 2015, the Company recorded and received profit from contingent consideration in the amount of $209 and $848, respectively, according to an earn out mechanism derived from the Smart ID Division Divesture. This profit is presented as ‘other income, net’ within income from discontinued operations for the years ended December 31, 2016 and 2015. The profit for the year ended December 31, 2016 includes a one-time payment for the SmartID Division Divesture of $2,050 and loss in amount of $111 which derives from the Parking Business Divesture, including transaction costs.

Set forth below are the results of the discontinued operations:

	Year ended December 31
	2017	2016	2015
Revenues	$-	$768	$1,389
Expenses	(261)	(1,319)	(1,984)
Other income, net	1,346	2,060	848
Net income from discontinued operations	$1,085	$1,509	$253

On Track Innovations Ltd.

and its Subsidiaries

Notes to the Consolidated Financial Statements

In thousands, except share and per share data

Note 13 - Operating segments

In view of how the Company's chief operating decision maker (“CODM”) reviews operating results for the purposes of allocating resources and assessing performance, the Company currently reports two segments which are the Group's strategic business units: (a) Retail and Mass Transit Ticketing, and (b) Petroleum.

The following summary describes the operations in each of the Group’s operating segments:

●	Retail and Mass Transit Ticketing - includes selling and marketing a variety of products for cashless payment solutions for the retail market and mass transit ticketing.

●	Petroleum - includes manufacturing and selling of fuel payment and management solutions. The Group’s solution is a wireless, cashless, cardless and paperless refueling tracking and payment solution, providing customers with maximum flexibility and security.

In addition to its two reportable segments, certain products for the medical industry and other secure smart card solutions are classified under "Other".

The strategic business unit's allocation of resources and evaluation of performance are managed separately. The CODM does not examine assets or liabilities for those segments and therefore they are not presented.

Information regarding the results of each reportable segment is included below based on the internal management reports that are reviewed by the CODM.

	Year ended December 31, 2017
	Retail and Mass Transit Ticketing	Petroleum	Other	Consolidated

Revenues	15,380	5,118	1,884	22,382
Reportable segment gross profit *	8,460	2,552	1,132	12,144
Reconciliation of reportable segment gross profit to gross profit for the period
Depreciation				(757)
Stock-based compensation				(1)
Gross profit for the period				$11,386

	Year ended December 31, 2016
	Retail and Mass Transit Ticketing		Petroleum	Other	Consolidated

Revenues	14,124	(**)	4,122	2,318	20,564
Reportable segment gross profit *	7,463		2,365	1,112	10,940
Reconciliation of reportable segment gross profit to gross profit for the period
Depreciation					(733)
Stock-based compensation					(4)
Gross profit for the period					$10,203

On Track Innovations Ltd.

and its Subsidiaries

Notes to the Consolidated Financial Statements

In thousands, except share and per share data

Note 13 - Operating segments (cont'd)

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

** The revenues from retail and mass transit ticketing segment for the years ended December 31, 2016 and 2015 include revenues derived from litigation settlements with a perpetual license agreement. Those revenues are presented within revenues from ‘licensing and transaction fees’ in the statements of operations.

Note 14 - Geographic Information and Major Customers

The data is presented in accordance with ASC Topic 280, "Disclosures About Segments of an Enterprise and Related Information."

	Year ended December 31
	2017	2016	2015
Revenues by geographical areas from external customers
Americas	$7,167	$9,984	$7,886
Asia	3,421	286	500
Africa	4,323	4,122	3,970
Europe	7,295	5,890	5,585
Total export	22,206	20,282	17,941
Domestic (Israel)	176	282	531
	$22,382	$20,564	$18,472

	December 31	December 31
	2017	2016
Long lived assets by geographical areas
Domestic (Israel)	$740	$610
Poland	4,555	4,486
South Africa	900	900
America	-	70
	$6,195	$6,066

On Track Innovations Ltd.

and its Subsidiaries

Notes to the Consolidated Financial Statements

In thousands, except share and per share data

Note 14 - Geographic Information and Major Customers (cont'd)

Major Customers

	Year ended December 31
	2017	2016	2015
	%	%	%
Major Customers by percentage from total revenues
Customer A	14%	15%	16%
Customer B	12%	8%	9%

The revenues derived from the both customers are presented within the revenues from the Retail and Mass Transit Ticketing.

