Form 10-Q
period 2018-03-31
ON TRACK INNOVATIONS LTD
filed 2018-05-15
CIK 1021604

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from__________ to __________

Commission file number 000-49877

ON TRACK INNOVATIONS LTD.
(Exact name of registrant as specified in its charter)

Israel	N/A
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

Z.H.R. Industrial Zone, P.O. Box 32, Rosh Pina, Israel 1210001
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

Yes ☐    No ☒

State the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: 41,174,378 Ordinary Shares outstanding as of May 9, 2018.

ON TRACK INNOVATIONS LTD.

PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements.

ON TRACK INNOVATIONS LTD. AND ITS SUBSIDIARIES

INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As of March 31, 2018

(Unaudited)

On Track Innovations Ltd.

and its Subsidiaries

Interim Unaudited Condensed Consolidated Financial Statements as of March 31, 2018

Contents

Page

Interim Unaudited Condensed Consolidated Balance Sheets	3-4

Interim Unaudited Condensed Consolidated Statements of Operations	5

Interim Unaudited Condensed Consolidated Statements of Comprehensive Loss	6

Interim Unaudited Condensed Consolidated Statements of Changes in Equity	7

Interim Unaudited Condensed Consolidated Statements of Cash Flows	8-9

Notes to the Interim Unaudited Condensed Consolidated Financial Statements	10-21

On Track Innovations Ltd.

and its Subsidiaries

Interim Unaudited Condensed Consolidated Balance Sheets

US dollars in thousands except share data

	March 31	December 31
	2018	2017

Assets

Current assets
Cash and cash equivalents	$8,378	$6,742
Short-term investments	2,157	3,331
Trade receivables (net of allowance for doubtful accounts of $566 and 568 as of March 31, 2018 and December 31, 2017, respectively)	4,897	5,827
Other receivables and prepaid expenses	1,280	1,563
Inventories	3,051	3,009

Total current assets	19,763	20,472

Long-term restricted deposit for employees benefit	491	498

Severance pay deposits	400	405

Property, plant and equipment, net	5,979	5,859

Intangible assets, net	296	336

Total Assets	$26,929	$27,570

The accompanying notes are an integral part of these interim unaudited condensed consolidated financial statements.

On Track Innovations Ltd.

and its Subsidiaries

Interim Unaudited Condensed Consolidated Balance Sheets

US dollars in thousands except share data

	March 31	December 31
	2018	2017
Liabilities and Equity

Current Liabilities
Short-term bank credit and current maturities of long-term bank loans	$4,244	$4,181
Trade payables	5,969	6,264
Other current liabilities	2,397	2,421

Total current liabilities	12,610	12,866

Long-Term Liabilities
Long-term loans, net of current maturities	694	814
Accrued severance pay	932	939
Deferred tax liability	464	500
Total long-term liabilities	2,090	2,253

Total Liabilities	14,700	15,119

Commitments and Contingencies, see note 5

Equity

Ordinary shares of NIS 0.1 par value: Authorized – 50,000,000 shares as of March 31, 2018 and December 31, 2017; issued: 42,353,077 shares as of March 31, 2018 and December 31, 2017; outstanding: 41,174,378 shares as of March 31, 2018 and December 31, 2017	1,064	1,064
Additional paid-in capital	224,811	224,758
Treasury shares at cost - 1,178,699 shares as of March 31, 2018 and December 31, 2017	(2,000)	(2,000)
Accumulated other comprehensive loss	(633)	(691)
Accumulated deficit	(211,013)	(210,680)
Total Equity	12,229	12,451

Total Liabilities and Equity	$26,929	$27,570

The accompanying notes are an integral part of these interim unaudited condensed consolidated financial statements.

On Track Innovations Ltd.

and its Subsidiaries

Interim Unaudited Condensed Consolidated Statements of Operations

US dollars in thousands except share and per share data

	Three months ended March 31
	2018		2017
Revenues
Sales		$4,481		$2,780
Licensing and transaction fees		1,381		1,240

Total revenues		5,862		4,020

Cost of revenues
Cost of sales		2,754		1,800
Total cost of revenues		2,754		1,800

Gross profit		3,108		2,220
Operating expenses
Research and development		830		702
Selling and marketing		1,645		1,342
General and administrative		907		856

Total operating expenses		3,382		2,900

Operating loss from continuing operations		(274)		(680)
Financial expenses, net		(32)		(71)

Loss from continuing operations before taxes on income		(306)		(751)

Income tax benefits (expenses)		11		(31)

Net loss from continuing operations		(295)		(782)
Net loss from discontinued operations		(38)		(83)

Net loss		$(333)		$(865)
Basic and diluted net loss attributable to shareholders per ordinary share
From continuing operations		$(0.01)		$(0.02)
From discontinued operations	$	*	$	*
		$(0.01)		$(0.02)
Weighted average number of ordinary shares used in computing basic and diluted net loss per ordinary share		41,214,378		41,079,580

*	Less than $0.01 per ordinary share.

The accompanying notes are an integral part of these interim unaudited condensed consolidated financial statements.

5

On Track Innovations Ltd.

and its Subsidiaries

Interim Unaudited Condensed Consolidated Statements of Comprehensive Loss

US dollars in thousands

	Three months ended March 31
	2018	2017

Total comprehensive loss:
Net loss	$(333)	$(865)
Foreign currency translation adjustments	58	155

Total comprehensive loss	$(275)	$(710)

The accompanying notes are an integral part of these interim unaudited condensed consolidated financial statements.

On Track Innovations Ltd.

and its Subsidiaries

Interim Unaudited Condensed Consolidated Statements of Changes in Equity

US dollars in thousands

					Accumulated
			Additional	Treasury	other
	Number of	Share	paid-in	Shares	comprehensive	Accumulated	Total
	Shares issued	capital	capital	(at cost)	Income (loss)	deficit	equity
Balance as of December 31, 2016	42,243,075	$1,061	$224,415	$(2,000)	$(1,236)	$(210,082)	$12,158

Changes during the three month period ended March 31, 2017:

Stock-based compensation	15,000	(*)	90	-	-	-	90
Foreign currency translation adjustments	-	-	-	-	155	-	155
Exercise of options	1,668	(*)	2	-	-	-	2
Net loss	-	-	-	-	-	(865)	(865)
Balance as of March 31, 2017	42,259,743	$1,061	$224,507	$(2,000)	$(1,081)	$(210,947)	$11,540

Balance as of December 31, 2017	42,353,077	$1,064	$224,758	$(2,000)	$(691)	$(210,680)	$12,451

Changes during the three month period ended March 31, 2018:

Stock-based compensation	-	-	53	-	-	-	53
Foreign currency translation adjustments	-	-	-	-	58	-	58
Net loss	-	-	-	-	-	(333)	(333)
Balance as of March 31, 2018	42,353,077	$1,064	$224,811	$(2,000)	$(633)	$(211,013)	$12,229

(*)	Less than $1.

The accompanying notes are an integral part of these interim unaudited condensed consolidated financial statements.

On Track Innovations Ltd.

and its Subsidiaries

Interim Unaudited Condensed Consolidated Statements of Cash Flows

US dollars in thousands

	Three months ended March 31
	2018	2017
Cash flows from continuing operating activities
Net loss from continuing operations	$(295)		$(782)
Adjustments required to reconcile net loss to
net cash used in continuing operating activities:
Stock-based compensation related to options issued to employees and others	53		90
Accrued interest and linkage differences, net	14		(26)
Depreciation and amortization	335		281
Deferred tax, net	(11)		9

Changes in operating assets and liabilities:
Accrued severance pay, net	(3)		28
Decrease in trade receivables, net	944		423
Decrease (increase) in other receivables and prepaid expenses	301		(234)
Increase in inventories	(35)		(343)
Decrease in trade payables	(401)		(693)
(Decrease) increase in other current liabilities	(51)		569
Net cash provided by (used in) continuing operating activities	851		(678)

Cash flows from continuing investing activities
Purchase of property and equipment	(322)		(35)
Change in short-term investments, net	1,164		1,651
Proceeds from restricted deposit for employee benefits	-		44
Investment in capitalized product costs	(13)		(88)
Net cash provided by continuing investing activities	829		1,572

Cash flows from continuing financing activities
Increase in short-term bank credit, net	33		112
Repayment of long-term bank loans	(144)		(222)
Proceeds from exercise of options and warrants	-		2
Net cash used in continuing financing activities	(111)		(108)

Cash flows from discontinued operations
Net cash used in discontinued operating activities	(16)		(68)

Total net cash used in discontinued operations	(16)		(68)

Effect of exchange rate changes on cash and cash equivalents	63		239

Increase in cash, cash equivalents and restricted cash	1,616		957
Cash, cash equivalents and restricted cash-beginning of the period	7,799		(*) 7,500

Cash, cash equivalents and restricted cash-end of the period	$9,415	$	(*) 8,457

(*) Reclassified to conform with the current period presentation, see Note 2A.

The accompanying notes are an integral part of these interim unaudited condensed consolidated financial statements.

8

On Track Innovations Ltd.

and its Subsidiaries

Interim Unaudited Condensed Consolidated Statements of Cash Flows (cont’d)

US dollars in thousands

	Three months ended March 31
	2018	2017
Supplementary cash flows activities:
Cash paid during the period for:
Interest paid	$41	$28
Income taxes paid	$-	$17

The accompanying notes are an integral part of these interim unaudited condensed consolidated financial statements.

On Track Innovations Ltd.

and Subsidiaries

Notes to the Interim Unaudited Condensed Consolidated Financial Statements

US dollars in thousands

Note 1 - Organization and Basis of Presentation

A.	Description of business

On Track Innovations Ltd. (the “Company”) was founded in 1990, in Israel. The Company and its subsidiaries (together the “Group”) are principally engaged in the field of design and development of cashless payment solutions. The Company’s shares are listed for trading on the Nasdaq Capital Market.

The Company operates in two operating segments: (a) Retail and Mass Transit Ticketing, and (b) Petroleum. In addition to the two operating segments, certain products for the medical industry and other secure smart card solutions are classified under “Other” in segment analysis appearing in Note 10.

B.	Interim Unaudited Financial Information

The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements and therefore should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

In the opinion of management, all adjustments considered necessary for a fair presentation, consisting of normal recurring adjustments, have been included. Operating results for the three month period ended March 31, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018.

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

On Track Innovations Ltd.

and Subsidiaries

Notes to the Interim Unaudited Condensed Consolidated Financial Statements

US dollars in thousands

Note 1 - Organization and Basis of Presentation (cont’d)

C.	Divestiture of operations

1.	In December 2013, the Company completed the sale of certain assets, subsidiaries and intellectual property (“IP”) relating to its Smart ID division, for a total purchase price of $10,000 in cash and an additional $12,500 subject to performance-based milestones. Accordingly, the results and the cash flows of this operation for all reporting periods are presented in the statements of operations and in the statements of cash flows, respectively, as discontinued operations separately from continuing operations. On April 20, 2016, the purchaser of the Smart ID division, SuperCom Ltd. (“SuperCom”), and the Company entered into a settlement agreement resolving certain litigation between SuperCom and the Company pursuant to which SuperCom paid the Company $2,050 and agreed to pay the Company up to $1,500 in accordance with and subject to a certain earn-out mechanism. In November 2017, the Company commenced an arbitration procedure with SuperCom, in which the Company claims that additional earn-out payments have not been paid to the Company. SuperCom has raised issues against the Company during the arbitration for material damages. According to legal advice, the Company has good claims in the arbitration. The Company records the earn-out payments only when the consideration is determined to be realizable. The Company did not record or receive any contingent consideration during the three months ended March 31, 2018 and 2017.

2.	On September 14, 2016, the Company completed the sale of certain assets and IP related to its former parking segment to Atrinet Ltd. and its affiliated entities for a non-material amount. The Company has determined that the sale of the parking business qualifies as a discontinued operation. Accordingly, the results and the cash flows of these operations for all reporting periods are presented in the statements of operations and in the statements of cash flows, respectively, as discontinued operations separately from continuing operations.

On Track Innovations Ltd.

and Subsidiaries

Notes to the Interim Unaudited Condensed Consolidated Financial Statements

US dollars in thousands

Note 2 – Significant Accounting Policies

A.	Except as described below, these interim unaudited condensed consolidated financial statements have been prepared according to the same accounting policies as those discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

Recently Adopted Accounting Pronouncements

Restricted Cash and Cash Equivalents in Statement of Cash Flows

In December 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash, which requires amounts generally described as restricted cash and restricted cash equivalents to be included within cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown in the statement of cash flows.

The Company has adopted ASU 2016-18 commencing from January 1, 2018. The Company has applied the guidance retrospectively to all periods presented.

The following table provides a reconciliation of cash, cash equivalents, and restricted cash and cash equivalents reported within the accompanying consolidated balance sheets that sum to the total of the same such amounts presented in the accompanying consolidated statements of cash flows:

	March 31	December 31
	2018	2017	2016
Cash and cash equivalents	$8,378	$6,742	$5,952
Restricted cash and cash equivalents (*)	1,037	1,057	1,548
Total cash, cash equivalents, and restricted cash and cash equivalents presented in the statements of cash flows	$9,415	$7,799	$7,500

(*)	The restricted cash and cash equivalents are included in short-term investments in the accompanying consolidated balance sheets.

Revenue Recognition

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers. The standard provides companies with a single model for use in accounting for revenue arising from contracts with customers and supersedes previous revenue recognition guidance, including industry-specific revenue guidance. The standard requires entities to follow a five step process: (1) identify the contract(s) with a customer, (2) identify the performance obligations in the contract, (3) determine the transaction price, (4) allocate the transaction price to the performance obligations in the contract, and (5) recognize revenue when (or as) the entity satisfies a performance obligation. Revenues are recognized when control of the promised goods or services is transferred to the customers, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those goods or services.

On Track Innovations Ltd.

and Subsidiaries

Notes to the Interim Unaudited Condensed Consolidated Financial Statements

US dollars in thousands

Note 2 – Significant Accounting Policies (cont’d)

A.	Recently Adopted Accounting Pronouncements (cont’d)

Revenue Recognition (cont’d)

The Company has adopted ASU 2014-09 commencing from January 1, 2018 on a modified retrospective basis.

The Company did not have a cumulative adjustment to retained earnings or an impact on its revenue recognition policies or on its consolidated financial statements as a result of the adoption of the new standard. The new standard requires the Company to provide more robust disclosures than required by previous guidance – see also Note 6.

B.	Recent accounting pronouncements

In connection with recent accounting pronouncements that the Company has not yet implemented and the Company’s assessment of the impacts they will have on the ongoing financial reporting, see Notes 2W(2) and 2W(4) in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

Note 3 - Other Receivables and Prepaid Expenses

	March 31	December 31
	2018	2017
Government institutions	$174	$263
Prepaid expenses	304	381
Receivables under contractual obligations to be transferred to others *	339	446
Other receivables	463	473

	$1,280	$1,563

*	The Company’s subsidiary in Poland is required to collect certain fees that are to be transferred to local authorities.

On Track Innovations Ltd.

and Subsidiaries

Notes to the Interim Unaudited Condensed Consolidated Financial Statements

US dollars in thousands

Note 4 - Other Current Liabilities

	March 31	December 31
	2018	2017
Employees and related expenses	$1,076	$1,073
Accrued expenses	1,018	1,054
Customer advances	190	178
Other current liabilities	113	116

	$2,397	$2,421

Note 5 - Commitments and Contingencies

A.	Legal claims

1.	In June 2013, prior to the Company’s divestiture of its SmartID division, Merwell Inc. (“Merwell”) filed a claim against the Company before an agreed-upon arbitrator alleging breach of contract in connection with certain commissions claimed to be owed to Merwell with respect to the division’s activities in Tanzania. These activities, along with all other activities of the SmartID division, were later assigned to and assumed by SuperCom in its purchase of the division. SuperCom undertook to indemnify the Company and hold it harmless against any liabilities the Company may incur in connection with Merwell’s consulting agreement and the arbitration. An arbitration decision was issued on February 21, 2016, awarding Merwell approximately $855 for outstanding commissions. The arbitration decision is being appealed and is thus not yet ripe for enforcement. As mentioned above, based on the agreement with SuperCom, SuperCom is liable for the costs and liabilities arising out of this claim. Therefore, the financial statements do not include any provision for this claim.

2.	On October 3, 2013, a financial claim was filed against the Company and its then French subsidiary, Parx France (in this paragraph, together, the “Defendants”), in the Commercial Court of Paris, France (in this paragraph, the “Court”). The sum of the claim is €1,500 and is based on the allegation that the plaintiff sustained certain losses in connection with Defendants not granting the plaintiff exclusive marketing rights to distribute and operate the Defendants’ PIAF Parking System in Paris and the Ile of France. On October 25, 2017, the Court issued its ruling in this matter dismissing all claims against the Company but ordering Parx France to pay the plaintiff €50 plus interest in damages plus another approximately €5 in other fees and penalties. The Company offered to pay the amounts mentioned above to the plaintiff in consideration for not filing future appeals. The Plaintiff rejected this offer.

B.	Guarantees

As of March 31, 2018, the Company has granted performance guarantees and guarantees to secure customer advances in the sum of $352. The expiration dates of the guarantees range from October 2018 to June 2019.

On Track Innovations Ltd.

and Subsidiaries

Notes to the Interim Unaudited Condensed Consolidated Financial Statements

US dollars in thousands

Note 6 – Revenues

Disaggregation of revenue

The following table disaggregates the Company’s revenue by major source based on categories that depict its nature and timing as reviewed by management for the three months ended March 31, 2018:

	Three months ended March 31
	2018
	Retail and Mass Transit Ticketing	Petroleum	Other	Total
Cashless payment products (A)	$2,265	$-	$-	$2,265

Complete cashless payment solutions (B):
Sales of products (B1)	1,027	594	-	1,621
Licensing fees, transaction fees and services (B2)	1,239	348	-	1,587
	2,266	942	-	3,208

Medical and access control smart cards (C):
Sales of products (C1)	-	-	279	279
Licensing fees, transaction fees and services (C2)	-	-	110	110
	-	-	389	389

Total revenues	$4,531	$942	$389	$5,862

On Track Innovations Ltd.

and Subsidiaries

Notes to the Interim Unaudited Condensed Consolidated Financial Statements

US dollars in thousands

Note 6 – Revenues (cont’d)

Performance obligations

Below is a listing of performance obligations for our main revenue streams:

A.	Cashless payment products –

The performance obligation is the selling of contactless payment products. Most of those products are Near Field Communication (NFC) readers. For such sales the performance obligation, transfer of control and revenue recognition occurs when the products are delivered.

Below is a listing of performance obligations for our main revenue streams (cont’d):

B.	Complete cashless payment solutions –

The complete solution includes selling of products and complementary services, as follows:

1.	Sales of products –

●	Selling of contactless payment products (see A above) together with payment gateways and machine-to-machine controllers.

●	Selling of petroleum payment solutions including site and vehicle equipment.

For such sales, the performance obligation, transfer of control and revenue recognition occurs when the products are delivered.

2.	Licensing fees, transaction fees and services –

The types of arrangements and their main performance obligations are as follows:

●	To provide terminal management system licensing for software that is responsible for remote terminal management and cloud-based software licensing which provide data insights. For such services, the revenue recognition occurs as the services are rendered.

●	To enable loading and sale of electronic contactless and paper cards. For such transaction fees the revenue recognition occurs on the transaction date.

●	Providing technical and customer services for products. For such services, the performance obligation is satisfied over time and therefore revenue recognition occurs as the services are rendered.

On Track Innovations Ltd.

and Subsidiaries

Notes to the Interim Unaudited Condensed Consolidated Financial Statements

US dollars in thousands

Note 6 – Revenues (cont’d)

Performance obligations (cont’d)

Below is a listing of performance obligations for our main revenue streams (cont’d):

C.	Medical and access control smart cards –

1.	Sales of products –

The performance obligation is the selling of readers and smart electronic cards for the purposes of human identifying. For such sales the performance obligation, transfer of control and revenue recognition occurs when the products are delivered.

2.	Licensing fees, transaction fees and services –

The main performance obligation is to provide technical support. For such transaction fees that are based on actual usage, revenue recognition occurs only when usage occurs.

The Company includes a warranty in connection with certain contracts with customers, which are not considered to be separate performance obligations. The cost to the Company of this warranty is insignificant.

Contract balances

	March 31	December 31
	2018	2017
Trade receivables, net of allowance for doubtful accounts	$4,897	$5,827
Customer advances	$190	$178

Accounts receivable are recognized when the right to consideration becomes unconditional based upon contractual billing schedules.

Transaction price and variable consideration

The transaction price is the amount of consideration to which the Company expects to be entitled in exchange for transferring goods or services to a customer, excluding amounts collected on behalf of third parties. In certain arrangements with variable consideration, revenue is recognized over time as it mainly is attributed to ongoing services provided. An immaterial amount which is related to the product is not recognized upon delivery since it is not probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is subsequently resolved.

On Track Innovations Ltd.

and Subsidiaries

Notes to the Interim Unaudited Condensed Consolidated Financial Statements

US dollars in thousands

Note 7 – Discontinued operations

As described in Note 1C, the Company divested its interest in the SmartID division and its parking segment, and presented these activities as discontinued operations.

Set forth below are the results of the discontinued operations:

	Three months ended March 31
	2018	2017
Revenues	$13	$-
Expenses	(51)	(83)

Net loss from discontinued operations	$(38)	$(83)

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

As of March 31, 2018, the Company held $2,157 of short-term bank deposits (as of December 31, 2017 - $3,331). As of March 31, 2018 and December 31, 2017, short-term deposits in the amount of $1,037 and $1,057, respectively, have been pledged as security in respect of guarantees granted in respect of performance guarantees, loans and credit lines received from a bank and cannot be pledged to others or withdrawn without the consent of the bank.

On Track Innovations Ltd.

and Subsidiaries

Notes to the Interim Unaudited Condensed Consolidated Financial Statements

US dollars in thousands

Note 9 – Equity

A.	Stock option plans

During each of the three-month periods ended March 31, 2018 and March 31, 2017, 100,000 options were granted. The vesting period for the options is three years. The exercise prices for the options that were granted during the three months ended March 31, 2018 and March 31, 2017, are $1.33 and $1.58, respectively. Those options expire up to five years after the date of grant. Any options which are forfeited or cancelled before expiration become available for future grants under the Company’s option plan. The fair value of each option granted to employees during the three months ended March 31, 2018 and March 31, 2017 was estimated on the date of grant, using the Black-Scholes model and the following assumptions:

	Three months ended March 31
	2018	2017
Expected dividend yield	0%	0%
Expected volatility	80%	74%
Risk-free interest rate	1.92%	1.35%
Expected life - in years	2.33	3.5

1.	Dividend yield of zero percent for all periods.
2.	Expected average volatility represents a weighted average standard deviation rate for the price of the Company's ordinary shares on Nasdaq.
3.	Risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant.
4.	For options granted during the three months ended March 31, 2018- estimated expected lives are based on historical grants data. For the three months ended March 31, 2017 estimated expected lives are according to the simplified method.

The Company’s options activity (including options to non-employees) and options outstanding and options exercisable as of December 31, 2017 and March 31, 2018, are summarized in the following table:

	Number of	Weighted
	options	average exercise
	outstanding	price per share
Outstanding – December 31, 2017	1,495,000	$1.27

Options granted	100,000	1.33
Options expired or forfeited	(76,667)	1.27
Outstanding – March 31, 2018	1,518,333	1.27

Exercisable as of:
December 31, 2017	681,321	$1.45
March 31, 2018	752,987	$1.38

On Track Innovations Ltd.

and Subsidiaries

Notes to the Interim Unaudited Condensed Consolidated Financial Statements

US dollars in thousands

Note 9 – Equity (cont’d)

A.	Stock option plans (cont’d)

The weighted average fair value of options granted during the three months ended March 31, 2018 and during the three months ended March 31, 2017 is $0.65 and $0.93, respectively, per option. The aggregate intrinsic value of outstanding options as of March 31, 2018 and December 31, 2017 is approximately $115 and $448, respectively. The aggregate intrinsic value of exercisable options as of March 31, 2018 and December 31, 2017 is approximately $79 and $206, respectively.

The following table summarizes information about options outstanding and exercisable (including options to non-employees) as of March 31, 2018:

	Options outstanding			Options Exercisable
	Number	Weighted		Number	Weighted
	outstanding	average	Weighted	Outstanding	average	Weighted
	as of	remaining	Average	as of	remaining	Average
Range of	March 31,	contractual	Exercise	March 31,	contractual	Exercise
exercise price ($)	2018	life (years)	Price ($)	2018	life (years)	Price ($)
0.44-0.90	495,000	2.39	0.76	351,667	2.25	0.77
1.07-1.68	785,333	3.93	1.23	173,320	2.83	1.25
2.32-2.36	198,000	1.09	2.35	198,000	1.09	2.35
3.03	40,000	1.48	3.03	30,000	1.48	3.03
	1,518,333	2.99		752,987	2.05

As of March 31, 2018, there was approximately $345 of total unrecognized compensation cost related to non-vested stock-based compensation arrangements. That cost is expected to be recognized over a weighted-average period of approximately 1.35 years.

During the three months ended March 31, 2018, and March 31, 2017, the Company recorded stock-based compensation expenses in the amount of $53 and $90, respectively, in accordance with ASC 718 “Compensation-Stock Compensation.”

B.	Warrants

1.	During the three months ended March 31, 2018, no warrants expired or were exercised into ordinary shares.
2.	As of March 31, 2018, there are remaining 40,000 outstanding warrants issued to one of the Company’s consultants during 2016 with a per share exercise price of $0.95. The warrants expire during 2019.

C.	Stock options and warrants in the amounts of 1,558,333 and 1,562,501 outstanding as of the three months ended March 31, 2018 and 2017, respectively, have been excluded from the calculation of the diluted net loss per ordinary share because all such securities have an anti-dilutive effect for all periods presented.

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

Information regarding the results of each reportable segment is included below based on the internal management reports that are reviewed by the CODM.

	Three months ended March 31, 2018
	Retail and Mass Transit Ticketing	Petroleum	Other	Consolidated

Revenues	$4,531	$942	$389	$5,862

Reportable segment gross profit *	2,538	552	233	3,323

Reconciliation of reportable segment
gross profit to gross profit for the period

Depreciation				(214)
Stock-based compensation				(1)

Gross profit for the period				$3,108

	Three months ended March 31, 2017
	Retail and Mass Transit Ticketing	Petroleum	Other	Consolidated

Revenues	$2,741	$818	$461	$4,020

Reportable segment gross profit *	1,641	507	258	2,406

Reconciliation of reportable segment
gross profit to gross profit for the period

Depreciation				(184)
Stock-based compensation				(2)

Gross profit for the period				$2,220

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

Our business and operations are subject to substantial risks, which increase the uncertainty inherent in the forward-looking statements contained in this Quarterly Report. Except as required by law, we undertake no obligation to release publicly the result of any revision to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Further information on potential factors that could affect our business is described among others under the heading “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2017 filed with the SEC. Readers are also urged to carefully review and consider the various disclosures we have made in that report.

As used in this Quarterly Report, the terms “we”, “us”, “our”, “the Company”, and “OTI” mean On Track Innovations Ltd. and our subsidiaries, unless otherwise indicated or as otherwise required by the context.

All figures in this Quarterly Report are stated in United States dollars, unless otherwise specified in.

Overview

We are a fintech pioneer and a leading developer of cutting-edge secure cashless payment solutions providing global enterprises with innovative technology for over two decades. We operate in two main segments: (1) Retail and Mass Transit Ticketing; and (2) Petroleum. In addition to our two reportable segments, certain products for the medical industry and other secure smart card solutions are classified under “Other” in segment analysis appearing in this Quarterly Report.

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

RESULTS OF OPERATIONS – THREE MONTHS ENDED MARCH 31, 2018 COMPARED TO THREE MONTHS ENDED MARCH 31, 2017

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

Sources of Revenue

We have historically derived a substantial majority of our revenues from the sale of our products, including both complete systems and original equipment manufacturer components. In addition, we generate revenues from licensing and transaction fees, and also, less significantly, from engineering services, customer services and technical support. During the three months ended March 31, 2018 and March 31, 2017, the revenues that we derived from sales and licensing and transaction fees were as follows (in thousands):

	Three months ended March 31,
	2018	2017
Sales	$4,481	$2,780
Licensing and transaction fees	$1,381	$1,240
Total revenues	$5,862	$4,020

Sales. Sales increased by $1.7 million, or 61%, in the three months ended March 31, 2018, compared to the three months ended March 31, 2017. The increase is mainly attributed to an increase in Retail and Mass Transit Ticketing segment sales in the United States and Japan, partially offset by a decrease in sales of readers in Europe.

Licensing and transaction fees. Licensing and transaction fees include single and periodic payments for distribution rights for our products as well as licensing our IP rights to third parties. Transaction fees are paid by customers based on the volume of transactions processed by systems that contain our products. Our licensing and transaction fees increased by $141,000, or 11%, in the three months ended March 31, 2018, compared to the three months ended March 31, 2017. The increase is mainly attributed to licensing and transaction fees related to our otiMetry solution in Europe and in Japan.

We have historically derived revenues from different geographical areas.  The following table sets forth our revenues, by dollar amount (in thousands) and as a percentage of quarterly revenues in different geographical areas, for the three months ended March 31, 2018 and March 31, 2017:

Three months ended March 31,	Americas		Europe		Africa		APAC
2018	$2,238	38%	$1,674	29%	$886	15%	$1,064	18%
2017	$671	17%	$2,228	55%	$786	20%	$335	8%

Our revenues from sales in Americas increased by $1.6 million, or 234%, in the three months ended March 31, 2018, compared to the three months ended March 31, 2017, mainly due to an increase in sales of readers to the U.S. market.

Our revenues from sales in Europe decreased by $554,000, or 25%, in the three months ended March 31, 2018, compared to the three months ended March 31, 2017, mainly due a decrease in our sales of readers and Petroleum products.

Our revenues from sales in Africa increased by $100,000, or 13%, in the three months ended March 31, 2018, compared to the three months ended March 31, 2017, mainly due to an increase in sales of our MediSmart products.

Our revenues from sales in the Asia-Pacific region, or APAC, increased by $729,000, or 217%, in the three months ended March 31, 2018, compared to the three months ended March 31, 2017, mainly due to an increase in sales of our Uno Plus and GoBox products in Japan, partially offset by a decrease in sales of our access control products.

Our revenues derived from outside the United States are primarily received in currencies other than the U.S. dollar and accordingly have a varying impact upon our total revenues as a result of fluctuations in exchange rates.

The following table sets forth our revenues by dollar amount (in thousands) and as a percentage of revenues by segments, for the three months ended March 31, 2018 and March 31, 2017:

Three months ended March 31,	Retail and Mass Transit Ticketing		Petroleum		Other
2018	$4,531	77%	$942	16%	$389	7%
2017	$2,741	68%	$818	20%	$461	12%

Our revenues from Retail and Mass Transit Ticketing in the three months ended March 31, 2018 increased by $1.8 million, or 65%, compared to the three months ended March 31, 2017, mainly due to an increase in sales of readers in the United States and to an increase in sales in the Japanese market.

Our revenues in the three months ended March 31, 2018 from Petroleum increased by $124,000, or 15%, compared to the three months ended March 31, 2017, mainly due to an increase in sales of Petroleum products in South America.

Our revenues in the three months ended March 31, 2018 from our Other segment decreased by $72,000, or 16%, compared to the three months ended March 31, 2017, mainly due to a decrease in sales of access control products sales in Asia, partially offset by an increase in sales of MediSmart products.

Cost of Revenues and Gross Margin

Our cost of revenues, presented by gross profit and gross margin percentage, for the three months ended March 31, 2018 and March 31, 2017, were as follows (dollar amounts in thousands):

Cost of Revenues	Three months ended March 31,
	2018	2017
Cost of sales	$2,754	$1,800
Gross profit	$3,108	$2,220
Gross margin percentage	53%	55%

Cost of sales.  Cost of sales consists primarily of materials, as well as salaries, fees to subcontractors and related costs of our technical staff that assemble our products. The increase of $954,000, or 53%, in the three months ended March 31, 2018, compared to the three months ended March 31, 2017, resulted primarily from the increase in revenues mainly attributed to the increase in Retail and Mass Transit Ticketing segment sales in the United States and in Japan.

Gross margin. The decrease in gross margin percentage in the three months ended March 31, 2018, compared to the three months ended March 31, 2017, is mainly attributed to a change in our revenue mix.

Operating expenses

Our operating expenses for the three months ended March 31, 2018 and March 31, 2017, were as follows (in thousands):

Operating expenses	Three months ended March 31,
	2018	2017
Research and development	$830	$702
Selling and marketing	$1,645	$1,342
General and administrative	$907	$856
Total operating expenses	$3,382	$2,900

Research and development.  Our research and development expenses consist primarily of the salaries and related expenses of our research and development staff, as well as subcontracting expenses. The increase of $128,000, or 18%, in the three months ended March 31, 2018, compared to the three months ended March 31, 2017, is primarily attributed to an increase in employment expenses, partially offset by a decrease in subcontractor expenses.

Selling and marketing.  Our selling and marketing expenses consist primarily of salaries and substantially all of the expenses of our sales and marketing subsidiaries and offices in the United States, South Africa and Europe, as well as expenses related to advertising, professional expenses and participation in exhibitions and tradeshows. The increase of $303,000, or 23%, in the three months ended March 31, 2018, compared to the three months ended March 31, 2017, is primarily attributed to an increase in the number of selling and marketing employees and to a lesser extent to an increase in marketing and advertising expenses.

General and administrative.  Our general and administrative expenses consist primarily of salaries and related expenses of our executive management and financial and administrative staff. These expenses also include costs of our professional advisors (such as legal and accounting), office expenses, insurance, provision for doubtful accounts and patent maintenance expenses which consist of professional advisors of our patents and other IP. Our general and administrative expenses in the three months ended March 31, 2018, compared to the three months ended March 31, 2017, remained consistent.

Financing expenses, net

Our financing expenses, net, for the three months ended March 31, 2018 and March 31, 2017, were as follows (in thousands):

	Three months ended March 31,
	2018	2017
Financing expenses, net	$(32)	$(71)

Financing expenses, net consist primarily of financing expense related to interest payable on bank loans, bank commissions and foreign exchange differentials partially offset by financing income related to interest earned on investments in short-term deposits. The decrease in financing expenses, net of $39,000, or 55%, in the three months ended March 31, 2018, compared to the three months ended March 31, 2017, is mainly due to an exchange rate differential.

Net loss from continuing operations

Our net loss from continuing operations for the three months ended March 31, 2018 and March 31, 2017, was as follows (in thousands):

	Three months ended March 31,
	2018	2017
Net loss from continuing operations	$(295)	$(782)

The decrease in our net loss from continuing operations of $487,000, or 62%, in the three months ended March 31, 2018, compared to the three months ended March 31, 2017, is mainly due to the increase in our gross profit, partially offset by an increase in our operating expenses, as described above.

Net loss from discontinued operations

Our net loss from discontinued operations for the three months ended March 31, 2018 and March 31, 2017, was as follows (in thousands):

	Three months ended March 31,
	2018	2017
Net loss from discontinued operations	$(38)	$(83)

The results from these operations for the reporting periods are presented in the statements of operations as discontinued operations separately from continuing operations.

The decrease in net loss from discontinued operations of $45,000 in the three months ended March 31, 2018, compared to the three months ended March 31, 2017, is mainly due to a decrease in expenses related to the SmartID divestiture.

Net loss

Our net loss for the three months ended March 31, 2018 and March 31, 2017, was as follows (in thousands):

	Three months ended March 31,
	2018	2017
Net loss	$(333)	$(865)

The decrease in net loss of $532,000, or 62%, in the three months ended March 31, 2018, compared to the three months ended March 31, 2017, is primarily due to an increase in our gross profit, a decrease in financing expenses, and a decrease in net loss from discontinued operations, partially offset by an increase in our operating expenses, as described above.

Liquidity and Capital Resources

Our principal sources of liquidity since our inception have been sales of equity securities, borrowings from banks, cash from the exercise of options and warrants and proceeds from divestiture of part of our businesses. As of March 31, 2018 we had cash, cash equivalents and short-term investments representing bank deposits of $10.5 million (of which an amount of $1.0 million has been pledged as security in respect of performance guarantees granted to third parties, loans and credit lines received from a bank), and $10.1 million as of December 31, 2017 (of which an amount of $1.0 million had then been pledged as security in respect of performance guarantees granted to third parties, loans and credit lines received from a bank). We believe that we have sufficient capital resources to fund our operations for at least the next 12 months. We adhere to an investment policy which is intended to enable the Company to avoid being classified as a “passive foreign investment company,” or PFIC, under United States law. That said, we cannot provide complete assurance that PFIC status will be avoided in the future. In addition, our investment policy requires investment in high-quality investment-grade securities. As of March 31, 2018, our long-term bank loans are denominated in the following currencies: Polish Zloty ($655,000, with maturity dates ranging from 2018 through 2019) and South African Rand ($636,000, with maturity dates ranging from 2018 through 2023). As of March 31, 2018, these loans bear interest at rates ranging from 3.62%-10.25% per annum.

The composition of our long-term loans as of March 31, 2018, was as follows (in thousands):

March 31, 2018
Long-term loans	$1,291
Less - current maturities	597
$694

The composition of our short-term loans, bank credit and current maturities of long-term loans as of March 31, 2018 was as follows (in thousands):

	March 31, 2018
	Interest rate
In U.S. Dollars	4.73%	$1,713
In Polish Zloty	3.14%	1,166
In NIS	3.60%	768
		3,647
Current maturities of long-term loans		597
		$4,244

Our and certain of our subsidiaries’ manufacturing facilities and certain equipment have been pledged as security in respect of a loan received from a bank. Our short term deposits in the amount of $1 million have been pledged as security in respect of guarantees granted to third parties, loans and credit lines received from a bank. Such deposits cannot be pledged to others or withdrawn without the consent of the bank.

As of March 31, 2018, we granted guarantees to third parties including performance guarantees and guarantees to secure customer advances in the sum of $352,000. The expiration dates of the guarantees range from October 2018 to June 2019.

For the three months ended March 31, 2018, we had a positive cash flow from continuing operations of $851,000.

Operating activities related to continuing operations

For the three months ended March 31, 2018, net cash provided by continuing operating activities was $851,000 primarily due to a $944,000 decrease in trade receivables, a $301,000 decrease in other receivables and prepaid expenses, $335,000 of depreciation and a $53,000 expense due to stock based compensation issued to employees and others, partially offset by a $401,000 decrease in trade payables, a $295,000 net loss from continuing operations, an $51,000 decrease in other current liabilities, a $35,000 increase in inventory, a $11,000 decrease in deferred tax and a $14,000 increase in accrued interest and a $3,000 decrease in accrued severance pay.

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

Operating activities related to discontinued operations

For the three months ended March 31, 2018 and 2017, net cash used in discontinued operating activities was $16,000 and 68,000, respectively, related to the previous parking business and SmartID division.

Investing and financing activities related to continuing operations

For the three months ended March 31, 2018, net cash provided by continuing investing activities was $829,000, mainly due to a $1.2 million net change in short-term investments, partially offset by $322,000 of purchases of equipment and a $13,000 investment in capitalized product costs.

For the three months ended March 31, 2017, net cash provided by continuing investing activities was $1.6 million, mainly due to a $1.7 million net change in short-term investments and $44,000 in proceeds from restricted deposit for employee benefits, partially offset by an $88,000 investment in capitalized product costs and $35,000 of purchases of equipment.

For the three months ended March 31, 2018, net cash used in continuing financing activities was $111,000, mainly due to a $144,000 repayment of long-term bank loans, partially offset by a $33,000 increase in short-term bank credit, net.

For the three months ended March 31, 2017, net cash used in continuing financing activities was $108,000, mainly due to a $222,000 repayment of long-term bank loans, partially offset by a $112,000 increase in short-term bank credit, net and $2,000 in proceeds from exercise of options and warrants.

Investing and financing activities related to discontinued operations

We had no cash flows provided by or used in discontinued investing or financing activities in the three months ended March 31, 2018 and March 31, 2017.

Off Balance Sheet Arrangements

We have no off balance sheet arrangements.

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures - Our management, including our Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, are responsible for establishing and maintaining our disclosure controls and procedures (within the meaning of Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended, or Exchange Act). These controls and procedures are designed to ensure that information required to be disclosed in the reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information was made known to our management, including our CEO and CFO, by others within the Company, as appropriate to allow timely decisions regarding required disclosure. We evaluated these disclosure controls and procedures under the supervision of our CEO and CFO as of March 31, 2018. Based upon that evaluation, our management, including our CEO and CFO, concluded that our disclosure controls and procedures are effective as of such date.

Changes in Internal Control Over Financial Reporting - There has been no change in our internal control over financial reporting during the quarter ended March 31, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item  1.  Legal Proceedings.

In December 2013, we completed the sale of certain assets, subsidiaries and intellectual property, or IP, relating to our Smart ID division, for a total purchase price of $10,000,000 in cash and an additional $12,500,000 subject to performance-based milestones. On April 20, 2016, the purchaser of the Smart ID division, SuperCom Ltd., or Supercom, and we entered into a settlement agreement resolving certain litigation between SuperCom and us pursuant to which SuperCom paid us $2,050,000 and will agree to pay us up to $1,500,000 in accordance with and subject to a certain earn-out mechanism. In November 2017, we commenced an arbitration procedure with SuperCom, in which we claim that additional earn-out payments have not been paid to us. SuperCom also raised claims against us during the arbitration procedure for material damages. According to legal advice, the Company has good claims in the arbitration. The arbitration hearing took place on March 6, 2018 and the parties will now submit their written summations.

Item  6.  Exhibits.

3.1	Amended and Restated Articles of Incorporation (incorporated by reference to the Company’s Report on Form 6-K filed with the SEC on October 31, 2013).
3.2	Memorandum of Association, dated February 14, 1990 (incorporated by reference to the Company’s Registration Statement on Form F-1, filed with the SEC on June 14, 2002).
31.1*	Rule 13a-14(a) Certification of Chief Executive Officer.
31.2*	Rule 13a-14(a) Certification of Chief Financial Officer.
32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.
32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.
101 *	The following materials from our Quarterly Report on Form 10-Q for the quarter ended March 31, 2018 formatted in XBRL (eXtensible Business Reporting Language): (i) the Interim Condensed Consolidated Balance Sheets, (ii) the Interim Condensed Consolidated Statements of Operations, (iii) the Interim Condensed Consolidated Statements of Comprehensive Loss, (iv) the Interim Condensed Statements of Changes in Equity, (v) the Interim Condensed Consolidated Statements of Cash Flows, and (vi) the Notes to Interim Condensed Consolidated Financial Statements, tagged as blocks of text and in detail.

*	Filed herewith.

**	Furnished herewith.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ON TRACK INNOVATIONS LTD.

By:	/s/ Shlomi Cohen
Shlomi Cohen, Chief Executive Officer
(Principal Executive Officer)
Dated: May 15, 2018

By:	/s/ Assaf Cohen
Assaf Cohen, Chief Financial Officer
(Principal Financial and Accounting Officer)
Dated: May 15, 2018

