Form 10-Q
period 2018-06-30
ON TRACK INNOVATIONS LTD
filed 2018-08-15
CIK 1021604

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

Yes ☐          No ☒

State the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: 41,294,377 Ordinary Shares outstanding as of July 31, 2018.

ON TRACK INNOVATIONS LTD.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

ON TRACK INNOVATIONS LTD. AND ITS SUBSIDIARIES

INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As of June 30, 2018

(Unaudited)

1

On Track Innovations Ltd.

and its Subsidiaries

Interim Unaudited Condensed Consolidated Financial Statements as of June 30, 2018

Contents

Page

Interim Unaudited Condensed Consolidated Balance Sheets	F-2 - F-3

Interim Unaudited Condensed Consolidated Statements of Operations	F-4

Interim Unaudited Condensed Consolidated Statements of Comprehensive Income (Loss)	F-5

Interim Unaudited Condensed Consolidated Statements of Changes in Equity	F-6

Interim Unaudited Condensed Consolidated Statements of Cash Flows	F-7

Notes to the Interim Unaudited Condensed Consolidated Financial Statements	F-8 - F-22

On Track Innovations Ltd.

and its Subsidiaries

Interim Unaudited Condensed Consolidated Balance Sheets

US dollars in thousands except share data

	June 30,	December 31,
	2018	2017
Assets

Current assets
Cash and cash equivalents	$6,592	$6,742
Short-term investments	2,161	3,331
Trade receivables (net of allowance for doubtful accounts of $550 and $568 as of June 30, 2018 and December 31, 2017, respectively)	5,536	5,827
Other receivables and prepaid expenses	2,168	1,563
Inventories	3,313	3,009

Total current assets	19,770	20,472

Long-term restricted deposit for employees benefit	473	498

Severance pay deposits	384	405

Property, plant and equipment, net	5,401	5,859

Intangible assets, net	313	336

Total Assets	$26,341	$27,570

The accompanying notes are an integral part of these interim unaudited condensed consolidated financial statements.

On Track Innovations Ltd.

and its Subsidiaries

Interim Unaudited Condensed Consolidated Balance Sheets

US dollars in thousands except share data

	June 30,	December 31,
	2018	2017
Liabilities and Equity

Current Liabilities
Short-term bank credit and current maturities of long-term bank loans	$3,974	$4,181
Trade payables	6,418	6,264
Other current liabilities	2,441	2,421

Total current liabilities	12,833	12,866

Long-Term Liabilities
Long-term loans, net of current maturities	477	814
Accrued severance pay	890	939
Deferred tax liability	408	500
Total long-term liabilities	1,775	2,253

Total Liabilities	14,608	15,119

Commitments and Contingencies

Equity

Ordinary shares of NIS 0.1 par value; Authorized: 50,000,000 shares as of June 30, 2018 and December 31, 2017; issued: 42,473,076 and 42,353,077 shares as of June 30, 2018 and December 31, 2017, respectively; outstanding: 41,294,377 and 41,174,378 shares as of June 30, 2018, and December 31, 2017, respectively	1,068	1,064
Additional paid-in capital	224,903	224,758
Treasury shares at cost - 1,178,699 shares as of June 30, 2018 and December 31, 2017	(2,000)	(2,000)
Accumulated other comprehensive loss	(945)	(691)
Accumulated deficit	(211,293)	(210,680)
Total Equity	11,733	12,451

Total Liabilities and Equity	$26,341	$27,570

The accompanying notes are an integral part of these interim unaudited condensed consolidated financial statements.

On Track Innovations Ltd.

and its Subsidiaries

Interim Unaudited Condensed Consolidated Statements of Operations

US dollars in thousands except share and per share data

	Three months ended June 30,			Six months ended June 30,
	2018	2017		2018	2017

Revenues
Sales	$4,656		$5,646	$9,137	$8,426
Licensing and transaction fees	1,498		1,300	2,879	2,540

Total revenues	6,154		6,946	12,016	10,966

Cost of revenues
Cost of sales	2,973		3,476	5,727	5,276
Total cost of revenues	2,973		3,476	5,727	5,276

Gross profit	3,181		3,470	6,289	5,690
Operating expenses
Research and development	815		889	1,645	1,591
Selling and marketing	1,463		1,492	3,108	2,834
General and administrative	1,065		939	1,972	1,795
Total operating expenses	3,343		3,320	6,725	6,220

Operating (loss) income from continuing operations	(162)		150	(436)	(530)
Financial expenses, net	(95)		(39)	(127)	(110)

(Loss) income from continuing operations before taxes on income	(257)		111	(563)	(640)
Income tax	27		(25)	38	(56)
Net (loss) income from continuing operations	(230)		86	(525)	(696)
Net (loss) income from discontinued operations	(50)		7	(88)	(76)
Net (loss) income	$(280)		$93	$(613)	$(772)

Basic and diluted net loss attributable to shareholders per ordinary share
From continuing operations	(0.01)		*	(0.01)	(0.02)
From discontinued operations	*		*	*	*

	$(0.01)	$	*	$(0.01)	$(0.02)

Weighted average number of ordinary shares used in computing basic and diluted net income (loss) per ordinary share	41,271,644		41,095,788	41,243,169	41,087,729

*	Less than $0.01 per ordinary share.

The accompanying notes are an integral part of these interim unaudited condensed consolidated financial statements.

On Track Innovations Ltd.

and its Subsidiaries

Interim Unaudited Condensed Consolidated Statements of Comprehensive Income (Loss)

US dollars in thousands

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017

Total comprehensive (loss) income:
Net (loss) income	$(280)	$93	$(613)	$(772)
Foreign currency translation adjustments	(312)	177	(254)	332

Total comprehensive (loss) income	$(592)	$270	$(867)	$(440)

The accompanying notes are an integral part of these interim unaudited condensed consolidated financial statements.

On Track Innovations Ltd.

and its Subsidiaries

Interim Unaudited Condensed Consolidated Statements of Changes in Equity

US dollars in thousands except for number of shares

						Accumulated
	Number of			Additional	Treasury	other
	Shares		Share	paid-in	Shares	comprehensive	Accumulated	Total
	issued		capital	capital	(at cost)	Income (loss)	deficit	equity

Balance as of December 31, 2016	42,243,075		$1,061	$224,415	$(2,000)	$(1,236)	$(210,082)	$12,158

Changes during the six month period ended June 30, 2017:

Stock-based compensation	30,000	(**)	1	173	-	-	-	174
Foreign currency translation adjustments	-		-	-	-	332	-	332
Exercise of options	15,002		(*)	15	-	-	-	15
Net loss	-		-	-	-	-	(772)	(772)
Balance as of June 30, 2017	42,288,077		$1,062	$224,603	$(2,000)	$(904)	$(210,854)	$11,907

Balance as of December 31, 2017	42,353,077		$1,064	$224,758	$(2,000)	$(691)	$(210,680)	$12,451

Changes during the six month period ended June 30, 2018:

Stock-based compensation	80,000	(**)	3	112	-	-	-	115
Foreign currency translation adjustments	-		-	-	-	(254)	-	(254)
Exercise of options	39,999		1	33	-	-	-	34
Net loss	-		-	-	-	-	(613)	(613)
Balance as of June 30, 2018	42,473,076		$1,068	$224,903	$(2,000)	$(945)	$(211,293)	$11,733

(*)	Less than $1.
(**)	See Note 9D.

The accompanying notes are an integral part of these interim unaudited condensed consolidated financial statements.

On Track Innovations Ltd.

and its Subsidiaries

Interim Unaudited Condensed Consolidated Statements of Cash Flows

US dollars in thousands

	Six months ended June 30,
	2018	2017
Cash flows from continuing operating activities
Net loss from continuing operations	$(525)		$(696)
Adjustments required to reconcile net loss to net cash used in continuing operating activities:
Stock-based compensation related to options issued to employees and others	115		174
Accrued interest and linkage differences, net	7		(47)
Depreciation and amortization	680		583
Deferred tax, net	(54)		21
Gain on sale of fixed assets	(17)		(7)

Changes in operating assets and liabilities:
Accrued severance pay, net	(28)		74
Decrease (increase) in trade receivables, net	963		(1,151)
(Increase) decrease in other receivables and prepaid expenses	(658)		90
Increase in inventories	(344)		(47)
Increase (decrease) in trade payables	445		(396)
Decrease in other current liabilities	(650)		(855)
Net cash used in continuing operating activities	(66)		(2,257)

Cash flows from continuing investing activities
Purchase of property and equipment, net	(414)		(98)
Change in short-term investments, net	1,173		2,500
Investment in capitalized product costs	(87)		(157)
Proceeds from restricted deposit for employee benefits	-		44
Proceeds from sale of fixed assets	17		12
Net cash provided by continuing investing activities	689		2,301

Cash flows from continuing financing activities
(Decrease) increase in short-term bank credit, net	(80)		213
Repayment of long-term bank loans	(348)		(374)
Proceeds from exercise of options	34		15
Net cash used in continuing financing activities	(394)		(146)

Cash flows from discontinued operations
Net cash used in discontinued operating activities	(107)		(71)

Total net cash used in discontinued operations	(107)		(71)

Effect of exchange rate changes on cash and cash equivalents	(288)		463

(Decrease) increase in cash, cash equivalents and restricted cash	(166)		290
Cash, cash equivalents and restricted cash-beginning of the period	7,799		(*)7,500

Cash, cash equivalents and restricted cash-end of the period	$7,633	$	(*)7,790

(*) Reclassified to conform with the current period presentation, see Note 2A.

Supplementary cash flows activities:
Cash paid during the period for:
Interest paid	$82	$74
Income taxes paid	$-	$30

The accompanying notes are an integral part of these interim unaudited condensed consolidated financial statements.

On Track Innovations Ltd.

and Subsidiaries

Notes to the Interim Unaudited Condensed Consolidated Financial Statements

US dollars in thousands

Note 1 – Organization and Basis of Presentation

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

In the opinion of management, all adjustments considered necessary for a fair presentation, consisting of normal recurring adjustments, have been included. Operating results for the six month period ended June 30, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018.

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

On Track Innovations Ltd.

and Subsidiaries

Notes to the Interim Unaudited Condensed Consolidated Financial Statements

US dollars in thousands

Note 1 – Organization and Basis of Presentation (cont’d)

C.	Divestiture of operations (cont’d)

On April 20, 2016, the purchaser of the Smart ID division, SuperCom Ltd. (“SuperCom”), and the Company entered into a settlement agreement resolving certain litigation between SuperCom and the Company pursuant to which SuperCom paid the Company $2,050 and agreed to pay the Company up to $1,500 in accordance with and subject to a certain earn-out mechanism. In November 2017, the Company commenced an arbitration procedure with SuperCom, in which the Company claims that additional earn-out payments have not been paid to the Company. SuperCom has raised issues against the Company during the arbitration for material damages. The evidence in the arbitration were heard on March 6, 2018, and by the end of September 2018 the parties are expected to complete the submission of their written summaries, after which a verdict will be given by the arbitrator. According to legal advice, the Company has good claims with respect to the issues that are included in the arbitration. The Company records the earn-out payments only when the consideration is determined to be realizable. The Company did not record or receive any contingent consideration during the six months ended June 30, 2018 and 2017.

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

Note 2 – Significant Accounting Policies

Except as described below, these interim unaudited condensed consolidated financial statements have been prepared according to the same accounting policies as those discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

A.	Recently Adopted Accounting Pronouncements

1.	Restricted Cash and Cash Equivalents in Statement of Cash Flows

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

The following table provides a reconciliation of cash, cash equivalents, and restricted cash and cash equivalents reported within the accompanying consolidated balance sheets that sum to the total of the same such amounts presented in the accompanying consolidated statements of cash flows:

	June 30		December 31
	2018	2017	2017	2016
Cash and cash equivalents	$6,592	$6,242	$6,742	$5,952
Restricted cash and cash equivalents (*)	1,041	1,548	1,057	1,548

Total cash, cash equivalents, and restricted cash and cash equivalents presented in the statements of cash flows	$7,633	$7,790	$7,799	$7,500

(*)	The restricted cash and cash equivalents are included in short-term investments in the accompanying consolidated balance sheets.

2.	Revenue Recognition

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

The Company did not have a cumulative adjustment to retained earnings or an impact on its revenue recognition policies or on its consolidated financial statements as a result of the adoption of the new standard. The new standard requires the Company to provide more robust disclosures than required by previous guidance – see also Note 6. In addition, when the Company has an unconditional right to receive proceeds before the performance obligation was fulfilled, it is now required to record receivables against contract liabilities – See Note 6 and Note 4.

On Track Innovations Ltd.

and Subsidiaries

Notes to the Interim Unaudited Condensed Consolidated Financial Statements

US dollars in thousands

Note 2 – Significant Accounting Policies (cont’d)

B.	Recent Accounting Pronouncements

1.	In June 2018, the FASB issued ASU 2018-07, Compensation – Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting. ASU 2018-07 expands the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees. The guidance is intended to align the accounting for such payments to nonemployees with the existing requirements for share-based payments granted to employees. ASU 2018-07 is effective for fiscal years beginning after December 15, 2018 and is to be adopted through a cumulative-effect adjustment to retained earnings as of January 1, 2019 for then outstanding share-based payments to nonemployees. The Company does not expect that the adoption of ASU 2018-07 will have a material impact on the Company’s results of operations and financial condition.

2.	In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which supersedes ASC 840, Leases. This ASU requires lessees to recognize a right-of-use asset and lease liability on the balance sheet for most leases, whereas currently only financing-type lease liabilities (capital leases) are recognized on the balance sheet. In addition, the definition of a lease has been revised with respect to when an arrangement conveys the right to control the use of the identified asset under the arrangement, which may result in changes to the classification of an arrangement as a lease. The ASU does not significantly change the lessees’ recognition, measurement and presentation of expenses and cash flows from the previous accounting standard. Lessors’ accounting under the ASU is largely unchanged from the previous accounting standard. The ASU expands the disclosure requirements of lease arrangements. Under current guidance, lessees and lessors will use a modified retrospective transition approach, which requires application of the new guidance at the beginning of the earliest comparative period presented in the year of adoption. The guidance is effective for interim and annual reporting periods beginning after December 15, 2018, with early adoption permitted. The Company currently expects to adopt this standard on January 1, 2019 and continues to evaluate the impact of this new standard on its financial position, results of operations and cash flows. The Company continues the process of identifying and categorizing its lease contracts and evaluating its current business processes and systems.

In connection with other recent accounting pronouncements that the Company has not yet implemented and the Company’s assessment of the impacts they will have on the ongoing financial reporting, see Note 2W(4) in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

On Track Innovations Ltd.

and Subsidiaries

Notes to the Interim Unaudited Condensed Consolidated Financial Statements

US dollars in thousands

Note 3 – Other Receivables and Prepaid Expenses

	June 30,	December 31,
	2018	2017

Government institutions	$296	$263
Prepaid expenses	171	381
Supplier advances	1,280	122
Receivables under contractual obligations to be transferred to others *	240	446
Other receivables	181	351

	$2,168	$1,563

*	The Company’s subsidiary in Poland is required to collect certain fees that are to be transferred to local authorities.

Note 4 – Other Current Liabilities

	June 30,	December 31,
	2018	2017

Employees and related expenses	$749	$1,073
Accrued expenses	775	1,054
Customer advances	-	178
Contract liability	833	-
Other current liabilities	84	116

	$2,441	$2,421

On Track Innovations Ltd.

and Subsidiaries

Notes to the Interim Unaudited Condensed Consolidated Financial Statements

US dollars in thousands

Note 5 – Commitments and Contingencies

A.	Legal claims

1.	In June 2013, prior to the Company’s divestiture of its SmartID division, Merwell Inc. (“Merwell”) filed a claim against the Company before an agreed-upon arbitrator alleging breach of contract in connection with certain commissions claimed to be owed to Merwell with respect to the division’s activities in Tanzania. These activities, along with all other activities of the SmartID division, were later assigned to and assumed by SuperCom in its purchase of the division. SuperCom undertook to indemnify the Company and hold it harmless against any liabilities the Company may incur in connection with Merwell’s consulting agreement and the arbitration. An arbitration decision was issued on February 21, 2016, awarding Merwell approximately $855 for outstanding commissions. The arbitration decision had been appealed and the appeal was denied. As mentioned above, based on the agreement with SuperCom, SuperCom is liable for the costs and liabilities arising out of this claim. Therefore, the financial statements do not include any provision for this claim.

2.	On October 3, 2013, a financial claim was filed against the Company and its then French subsidiary, Parx France (in this paragraph, together, the “Defendants”), in the Commercial Court of Paris, France (in this paragraph, the “Court”). The sum of the claim is €1,500 and is based on the allegation that the plaintiff sustained certain losses in connection with Defendants not granting the plaintiff exclusive marketing rights to distribute and operate the Defendants’ PIAF Parking System in Paris and the Ile of France. On October 25, 2017, the Court issued its ruling in this matter dismissing all claims against the Company but ordering Parx France to pay the plaintiff €50 plus interest in damages plus another approximately €5 in other fees and penalties. The Company offered to pay the amounts mentioned above to the plaintiff in consideration for not filing future appeals. The plaintiff rejected this offer. The plaintiff filed an appeal against Parx France but not against the Company.

B.	Guarantees

As of June 30, 2018, the Company has granted performance guarantees and guarantees to secure customer advances in the sum of $325. The expiration dates of these guarantees range from October 2018 to June 2019.

On Track Innovations Ltd.

and Subsidiaries

Notes to the Interim Unaudited Condensed Consolidated Financial Statements

US dollars in thousands

Note 6 – Revenues

Disaggregation of revenue

The following tables disaggregates the Company’s revenue by major source based on categories that depict its nature and timing as reviewed by management for the six months and the three months ended June 30, 2018:

	Six months ended June 30, 2018
	Retail and Mass Transit Ticketing	Petroleum	Other	Total
Cashless payment products (A)	$4,637	$-	$-	$4,637

Complete cashless payment solutions (B):
Sales of products (B1)	1,360	1,947	-	3,307
Licensing fees, transaction fees and services (B2)	2,569	678	-	3,247
	3,929	2,625	-	6,554

Medical and access control smart cards (C):
Sales of products (C1)	-	-	604	604
Licensing fees, transaction fees and services (C2)	-	-	221	221
	-	-	825	825

Total revenues	$8,566	$2,625	$825	$12,016

	Three months ended June 30, 2018
	Retail and Mass Transit Ticketing	Petroleum	Other	Total

Cashless payment products (A)	$2,372	$-	$-	$2,372

Complete cashless payment solutions (B):
Sales of products (B1)	333	1,353	-	1,686
Licensing fees, transaction fees and services (B2)	1,330	330	-	1,660
	1,663	1,683	-	3,346

Medical and access control smart cards (C):
Sales of products (C1)	-	-	325	325
Licensing fees, transaction fees and services (C2)	-	-	111	111
	-	-	436	436

Total revenues	$4,035	$1,683	$436	$6,154

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

B.	Complete cashless payment solutions –

The complete solution includes selling of products and complementary services, as follows:

1.	Sales of products –

●	Selling of contactless payment products (see A above) together with payment gateways and machine-to-machine controllers.

●	Selling of petroleum payment solutions including site and vehicle equipment.

For such sales, the performance obligation, transfer of control and revenue recognition occurs when the products are delivered.

2.	Licensing fees, transaction fees and services -

The types of arrangements and their main performance obligations are as follows:

●	To provide terminal management system licensing for software that is responsible for remote terminal management and cloud-based software licensing which provide data insights. For such services, the revenue recognition occurs as the services are rendered since the performance obligation is satisfied over time.

●	To enable loading and sale of electronic contactless and paper cards. For such transaction fees the revenue recognition occurs on the transaction date.

●	To provide technical and customer services for products. For such services, the performance obligation is satisfied over time and therefore revenue recognition occurs as the services are rendered.

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

Contract balances

	June 30,	December 31,
	2018	2017
Trade receivables, net of allowance for doubtful accounts	$5,536	$5,827
Contract liability	$833	-
Customer advances	$-	$178

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

Set forth below are the results of the discontinued operations:

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Expenses	(50)	-	(101)	(83)
Other income, net	-	7	13	7
Net (loss) income from discontinued operations	(50)	7	(88)	(76)

Note 8 – Fair Value of Financial Instruments

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

US dollars in thousands

Note 8 – Fair Value of Financial Instruments (cont’d)

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

As of June 30, 2018, the Company held approximately $2,161 of short-term bank deposits (as of December 31, 2017, $3,331). As of June 30, 2018 and December 31, 2017, short-term deposits in the amount of $1,041 and $1,057, respectively, have been pledged as security in respect of guarantees granted in respect of performance guarantees, loans and credit lines received from a bank and cannot be pledged to others or withdrawn without the consent of the bank.

Note 9 – Equity

A.	Stock option plans

During each of the six-month periods ended June 30, 2018 and June 30, 2017, 100,000 options were granted. The vesting period for the options is three years. The exercise prices for the options that were granted during the six months ended June 30, 2018 and June 30, 2017, are $1.33 and $1.58, respectively. Those options expire up to five years after the date of grant. Any options which are forfeited or cancelled before expiration become available for future grants under the Company’s option plan. The fair value of each option granted to employees during the six months ended June 30, 2018 and June 30, 2017 was estimated on the date of grant, using the Black-Scholes model and the following assumptions:

	Six months ended June 30,
	2018	2017
Expected dividend yield	0%	0%
Expected volatility	80%	74%
Risk-free interest rate	1.92%	1.35%
Expected life - in years	2.33	3.5

On Track Innovations Ltd.

and Subsidiaries

Notes to the Interim Unaudited Condensed Consolidated Financial Statements

US dollars in thousands

Note 9 – Equity (cont’d)

A.	Stock option plans (cont’d)

1.	Dividend yield of zero percent for all periods.

2.	Expected average volatility represents a weighted average standard deviation rate for the price of the Company’s ordinary shares on Nasdaq.

3.	Risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant.

4.	For options granted during the six months ended June 30, 2018- estimated expected lives are based on historical grants data. For the six months ended June 30, 2017 estimated expected lives are according to the simplified method.

The Company’s options activity (including options to non-employees) during the six months ended June 30, 2018 and options outstanding and options exercisable as of December 31, 2017 and June 30, 2018, are summarized in the following table:

		Weighted
		average
	Number of	exercise
	options	price per
	outstanding	share

Outstanding – December 31, 2017	1,495,000	$1.27

Options granted	100,000	1.33
Options expired or forfeited	(139,668)	1.2
Options exercised	(39,999)	0.86
Outstanding – June 30, 2018	1,415,333	1.29

Exercisable as of:
December 31, 2017	681,321	$1.45
June 30, 2018	659,988	$1.44

The weighted average fair value of options granted during the six months ended June 30, 2018 and during the six months ended June 30, 2017 is $0.65 and $0.93, respectively, per option. The aggregate intrinsic value of outstanding options as of June 30, 2018 and December 31, 2017 is approximately $208 and $448, respectively. The aggregate intrinsic value of exercisable options as of June 30, 2018 and December 31, 2017 is approximately $128 and $206, respectively.

On Track Innovations Ltd.

and Subsidiaries

Notes to the Interim Unaudited Condensed Consolidated Financial Statements

US dollars in thousands

Note 9 – Equity (cont’d)

A.	Stock option plans (cont’d)

The following table summarizes information about options outstanding and exercisable (including options to non-employees) as of June 30, 2018:

	Options outstanding			Options exercisable
	Number	Weighted		Number	Weighted
	Outstanding	average	Weighted	Outstanding	average	Weighted
	as of	remaining	Average	As of	remaining	Average
	June 30,	contractual	Exercise	June 30,	contractual	Exercise
Range of exercise price ($)	2018	life (years)	Price	2018	life (years)	Price
0.44- 0.90	420,000	2.48	$0.74	276,667	2.49	$0.74
1.07-1.68	765,333	3.75	1.24	163,321	2.68	1.26
2.32-2.36	190,000	0.86	2.35	190,000	0.86	2.35
3.03	40,000	1.23	$3.03	30,000	1.23	$3.03
	1,415,333	2.91		659,988	2.01

As of June 30, 2018, there was approximately $299 of total unrecognized compensation cost related to non-vested stock-based compensation arrangements. That cost is expected to be recognized over a weighted-average period of approximately 1.26 years.

During the six months ended June 30, 2018 and June 30, 2017, the Company recorded stock-based compensation expenses in the amount of $115 and $174, respectively, in accordance with ASC 718, “Compensation-Stock Compensation.”

B.	Warrants

1.	During the six months ended June 30, 2018, no warrants expired or were exercised into ordinary shares.

2.	As of June 30, 2018, there are remaining 40,000 outstanding warrants issued to one of the Company’s consultants during 2016 with a per share exercise price of $0.95. The warrants expire during 2019.

C.	Stock options and warrants in the amounts of 1,455,333 and 1,448,500 outstanding as of the six months ended June 30, 2018 and 2017, respectively, have been excluded from the calculation of the diluted net loss per ordinary share because all such securities have an anti-dilutive effect for all periods presented.

D.	Shares to non-employees

During the six months ended June 30, 2018 and June 30, 2017, the Company granted 80,000 and 30,000 ordinary shares, respectively, to its consultants. The expenses that are recognized due to this grant are immaterial and are presented within ’stock-based compensation’ in the statement of changes in equity for the six months ended June 30, 2018 and June 30, 2017.

On Track Innovations Ltd.

and Subsidiaries

Notes to the Interim Unaudited Condensed Consolidated Financial Statements

US dollars in thousands

Note 10 – Operating segments

For the purposes of allocating resources and assessing performance in order to improve profitability, the Company’s chief operating decision maker (“CODM”) examines two segments which are the Company’s strategic business units: (1) Retail and Mass Transit Ticketing; and (2) Petroleum. In addition to its two reportable segments, certain products for the medical industry and other secure smart card solutions are classified under the Company’s “Other” segment.

Information regarding the results of each reportable segment is included below based on the internal management reports that are reviewed by the CODM.

	Three months ended June 30, 2018
	Retail and Mass Transit Ticketing	Petroleum	Other	Consolidated

Revenues	$4,035	$1,683	$436	$6,154
Reportable segment gross profit *	2,211	766	415	3,392
Reconciliation of reportable segment gross profit to gross profit for the period
Depreciation				(210)
Stock-based compensation				(1)
Gross profit for the period				$3,181

	Three months ended June 30, 2017
	Retail and Mass Transit Ticketing	Petroleum	Other	Consolidated

Revenues	$4,682	$1,910	$354	$6,946
Reportable segment gross profit *	2,568	889	211	3,668
Reconciliation of reportable segment gross profit to gross profit for the period
Depreciation				(199)
Stock-based compensation				1
Gross profit for the period				$3,470

On Track Innovations Ltd.

and Subsidiaries

Notes to the Interim Unaudited Condensed Consolidated Financial Statements

US dollars in thousands

Note 10 – Operating segments (cont’d)

	Six months ended June 30, 2018
	Retail and Mass Transit Ticketing	Petroleum	Other	Consolidated

Revenues	$8,566	$2,625	$825	$12,016
Reportable segment gross profit *	4,749	1,318	648	6,715
Reconciliation of reportable segment gross profit to gross profit for the period
Depreciation				(424)
Stock-based compensation				(2)
Gross profit for the period				$6,289

	Six months ended June 30, 2017
	Retail and Mass Transit Ticketing	Petroleum	Other	Consolidated

Revenues	$7,423	$2,728	$815	$10,966
Reportable segment gross profit *	4,209	1,396	469	6,074
Reconciliation of reportable segment gross profit to gross profit for the period
Depreciation				(383)
Stock-based compensation				(1)
Gross profit for the period				$5,690

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

All figures in this Quarterly Report are stated in United States dollars, unless otherwise specified herein.

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

Three months ended June 30, 2018, compared to the three months ended June 30, 2017

Sources of Revenue

We have historically derived a substantial majority of our revenues from the sale of our products, including both complete systems and original equipment manufacturer components and also less significantly, from engineering services, customer services and technical support. In addition, we generate revenues from licensing and transaction fees. During the three months ended June 30, 2018 and June 30, 2017, the revenues that we derived from sales and licensing and transaction fees were as follows (in thousands):

	Three months ended June 30,
	2018	2017
Sales	$4,656	$5,646
Licensing and transaction fees	$1,498	$1,300
Total revenues	$6,154	$6,946

Sales. Sales decreased by $990,000, or 18%, in the three months ended June 30, 2018, compared to the three months ended June 30, 2017. The decrease is mainly attributed to a decrease in Retail and Mass Transit Ticketing segment sales in the Japanese market and a decrease in Petroleum segment sales in Africa, partially offset by an increase in sales of readers in United States.

Licensing and transaction fees. Licensing and transaction fees include single and periodic payments for distribution rights for our products as well as licensing our IP rights to third parties. Transaction fees are paid by customers based on the volume of transactions processed by systems that contain our products. Our licensing and transaction fees in the three months ended June 30, 2018, compared to the three months ended June 30, 2017, increased by $198,000, or 15%. The increase is mainly attributed to an increase in licensing and transaction fees related to our otiMetry solution in Europe and Japan.

We have historically derived revenues from different geographical areas. The following table sets forth our revenues, by dollar amount (in thousands) and as a percentage of quarterly revenues in different geographical areas, in the three months ended June 30, 2018 and June 30, 2017:

Three months ended June 30,	Africa		Europe		APAC		Americas

2018	$1,120	18%	$2,122	35%	$182	3%	$2,730	44%
2017	$1,567	22%	$1,706	25%	$1,399	20%	$2,274	33%

Our revenues from sales in Africa decreased by $447,000, or 29%, in the three months ended June 30, 2018, compared to the three months ended June 30, 2017, mainly due to a decrease in sales of petroleum products, partially offset by an increase of our MediSmart products.

Our revenues from sales in Europe increased by $416,000, or 24%, in the three months ended June 30, 2018, compared to the three months ended June 30, 2017, mainly due to an increase in our sales of readers and by an increase of our otiMetry solution.

Our revenues from sales in the Asia-Pacific region, or APAC, decreased by $1.2 million, or 87%, in the three months ended June 30, 2018, compared to the three months ended June 30, 2017, mainly due to a decrease in sales to the Japanese market.

Our revenues from sales in Americas increased by $456,000, or 20%, in the three months ended June 30, 2018, compared to the three months ended June 30, 2017, mainly due to an increase in sales of Petroleum products to the North American market.

Our revenues derived from outside the United States are primarily received in currencies other than the U.S. dollar and accordingly have a varying impact upon our total revenues as a result of fluctuations in exchange rates.

The following table sets forth our revenues by dollar amount (in thousands) and as a percentage of revenues by segments, during the three months ended June 30, 2018 and June 30, 2017:

Three months ended June 30,	Retail and Mass Transit Ticketing		Petroleum		Other

2018	$4,035	66%	$1,683	27%	$436	7%
2017	$4,682	67%	$1,910	28%	$354	5%

Our revenues from Retail and Mass Transit Ticketing in the three months ended June 30, 2018 decreased by $647,000, or 14%, compared to the three months ended June 30, 2017, mainly due to a decrease in sales in the Japanese market partially offset by an increase in sales of readers in the United States and Europe.

Our revenues in the three months ended June 30, 2018 from Petroleum decreased by $227,000, or 12%, compared to the three months ended June 30, 2017, mainly due to a decrease in sales of Petroleum products in Africa partially offset by an increase in sales of Petroleum products in North America.

Our revenues in the three months ended June 30, 2018 from our Other segment increased by $82,000, or 23%, compared to the three months ended June 30, 2017, mainly due to an increase in sales of MediSmart products in East Africa.

Cost of Revenues and Gross Margin

Our cost of revenues, presented by gross profit and gross margin percentage, in the three months ended June 30, 2018 and June 30, 2017 were as follows (dollar amounts in thousands):

	Three months ended June 30,
	2018	2017
Cost of sales	$2,973	$3,476
Gross profit	$3,181	$3,470
Gross margin percentage	52%	50%

Cost of sales.  Cost of sales consists primarily of materials, as well as salaries, fees to subcontractors and related costs of our technical staff that assemble our products. The decrease of $503,000, or 14%, in the three months ended June 30, 2018, compared to the three months ended June 30, 2017, resulted primarily from a decrease in our revenues.

Gross margin. The increase in gross margin in the three months ended June 30, 2018, compared to the three months ended June 30, 2017, is mainly attributed to a change in our revenue mix.

Operating expenses

Our operating expenses in the three months ended June 30, 2018 and June 30, 2017 were as follows (in thousands):

Operating expenses	Three months ended June 30,
	2018	2017
Research and development	$815	$889
Selling and marketing	$1,463	$1,492
General and administrative	$1,065	$939
Total operating expenses	$3,343	$3,320

Research and development. Our research and development expenses consist primarily of the salaries and related expenses of our research and development staff, as well as subcontracting expenses. The decrease of $74,000, or 8%, in the three months ended June 30, 2018, compared to the three months ended June 30, 2017, is primarily attributed to a decrease in research and development employment expenses.

Selling and marketing. Our selling and marketing expenses consist primarily of salaries and substantially all of the expenses of our sales and marketing subsidiaries and offices in the United States, South Africa and Europe, as well as expenses related to advertising, professional expenses and participation in exhibitions and tradeshows. Our selling and marketing expenses, in the three months ended June 30, 2018, compared to the three months ended June 30, 2017, remained consistent.

General and administrative.  Our general and administrative expenses consist primarily of salaries and related expenses of our executive management and financial and administrative staff. These expenses also include costs of our professional advisors (such as legal and accounting), office expenses, insurance and provision for doubtful accounts. The increase of $126,000, or 13%, in the three months ended June 30, 2018, compared to the three months ended June 30, 2017, is primarily attributed to an increase in general and administrative employment expenses.

Financing expenses, net

Our financing expenses, net, in the three months ended June 30, 2018 and June 30, 2017 were as follows (in thousands):

	Three months ended June 30,
	2018	2017
Financing expenses, net	$(95)	$(39)

Financing expenses consist primarily of interest payable on bank loans, bank commissions and foreign exchange losses. Financing income consists primarily of foreign exchange gains and interest earned on investments in short-term deposits. The increase in financing expenses, net in the three months ended June 30, 2018, compared to the three months ended June 30, 2017, of $56,000, or 145%, is mainly due to an exchange rate differential.

Net income (loss) from continuing operations

Our net income (loss) from continuing operations in the three months ended June 30, 2018 and June 30, 2017 was as follows (in thousands):

	Three months ended June 30,
	2018	2017
Net income (loss) from continuing operations	$(230)	$86

The decrease of $316,000, in the three months ended June 30, 2018, compared to the three months ended June 30, 2017, is primarily due a decrease in our sales and a decrease in our gross profit.

Net profit (loss) from discontinued operations

Our net profit (loss) from discontinued operations in the three months ended June 30, 2018 and June 30, 2017 was as follows (in thousands):

	Three months ended June 30,
	2018	2017
Net profit (loss) from discontinued operations	$(50)	$7

The results from these operations for the reporting periods are presented in the statements of operations as discontinued operations separately from continuing operations.

The decrease of $57,000 in the three months ended June 30, 2018, compared to the three months ended June 30, 2017, is mainly due to an increase in expenses related to the SmartID divestiture.

Net income (loss)

Our net income (loss) in the three months ended June 30, 2018 and June 30, 2017 was as follows (in thousands):

	Three months ended June 30,
	2018	2017
Net income (loss)	$(280)	$93

The decrease in net income (loss) of $373,000, in the three months ended June 30, 2018, compared to the three months ended June 30, 2017, is primarily due to a decrease in our revenues and gross profit and an increase in net loss from discontinued operations.

Six months ended June 30, 2018, compared to the six months ended June 30, 2017

Sources of Revenue

During the six months ended June 30, 2018 and June 30, 2017, the revenues that we derived from sales and licensing and transaction fees were as follows (in thousands):

	Six months ended June 30,
	2018	2017
Sales	$9,137	$8,426
Licensing and transaction fees	$2,879	$2,540
Total revenues	$12,016	$10,966

Sales. Sales increased by $711,000 or 8%, in the six months ended June 30, 2018, compared to the six months ended June 30, 2017. The increase is mainly attributed to an increase in Retail and Mass Transit Ticketing segment sales in the United States, partially offset by a decrease in sales in the Japanese market.

Licensing and transaction fees. Our licensing and transaction fees in the six months ended June 30, 2018, compared to the six months ended June 30, 2017, increased by $339,000, or 13%. The increase is mainly attributed to licensing and transaction fees related to our otiMetry solution in Europe and Japan.

The following table sets forth our revenues, by dollar amount (in thousands) and as a percentage of revenues in different geographical areas, in the six months ended June 30, 2018 and June 30, 2017:

Six months ended June 30,	Africa		Europe		APAC		Americas

2018	$2,006	17%	$3,796	32%	$1,246	10%	$4,968	41%
2017	$2,353	21%	$3,934	36%	$1,734	16%	$2,945	27%

Our revenues from sales in Africa decreased by $347,000, or 15%, in the six months ended June 30, 2018, compared to the six months ended June 30, 2017, mainly due to a decrease in sales of our petroleum products, partially offset by an increase in sales of MediSmart products.

Our revenues from sales in Europe decreased by $138,000, or 3%, in the six months ended June 30, 2018, compared to the six months ended June 30, 2017, mainly due to a decrease in sales of readers.

Our revenues from sales in APAC decreased by $488,000 or 28%, in the six months ended June 30, 2018, compared to the six months ended June 30, 2017, mainly due to a decrease in sales in the Japanese market.

Our revenues from sales in Americas increased by $2 million, or 69%, in the six months ended June 30, 2018, compared to the six months ended June 30, 2017, mainly due to an increase in sales of readers to the U.S. market and an increase in sales of Petroleum products in North America.

Our revenues derived from outside the United States are primarily received in currencies other than the U.S. dollar and accordingly have a varying impact upon our total revenues as a result of fluctuations in exchange rates.

The following table sets forth our revenues by dollar amount (in thousands) and as a percentage of revenues by segments, during the six months ended June 30, 2018 and June 30, 2017:

Six months ended June 30,	Retail and Mass Transit Ticketing		Petroleum		Other

2018	$8,566	71%	$2,625	22%	$825	7%
2017	$7,423	68%	$2,728	25%	$815	7%

Our revenues from Retail and Mass Transit Ticketing in the six months ended June 30, 2018 increased by $1.1 million, or 15%, compared to the six months ended June 30, 2017, mainly due to an increase in sales of readers in the United States, partially offset by a decrease in sales to the Japanese market and a decrease in sales of readers in the European market.

Our revenues in the six months ended June 30, 2018 from Petroleum decreased by $103,000, or 4%, compared to the six months ended June 30, 2017, mainly due to a decrease in sales of Petroleum products in Africa, partially offset by an increase in sales of Petroleum products in North America.

Our revenues in the six months ended June 30, 2018, from our Other segment remained consistent.

Cost of Revenues and Gross Margin

Our cost of revenues, presented by gross profit and gross margin percentage, in the six months ended June 30, 2018 and June 30, 2017 were as follows (dollar amounts in thousands):

	Six months ended June 30,
	2018	2017
Cost of sales	$5,727	$5,276
Gross profit	$6,289	$5,690
Gross margin percentage	52%	52%

Cost of sales. The increase of $451,000, or 9%, in the six months ended June 30, 2018, compared to the six months ended June 30, 2017, resulted primarily from an increase in our revenues.

Gross margin. Our gross margin in the six months ended June 30, 2018, compared to the six months ended June 30, 2017, remained consistent.

Operating expenses

Our operating expenses in the six months ended June 30, 2018 and June 30, 2017 were as follows (in thousands):

Operating expenses	Six months ended June 30,
	2018	2017
Research and development	$1,645	$1,591
Selling and marketing	$3,108	$2,834
General and administrative	$1,972	$1,795
Total operating expenses	$6,725	$6,220

Research and development. Our research and development expenses, in the six months ended June 30, 2018, compared to the six months ended June 30, 2017, remained consistent.

Selling and marketing. The increase of $274,000, or 10%, in the six months ended June 30, 2018, compared to the six months ended June 30, 2017, is primarily attributed to an increase in the number of selling and marketing employees.

General and administrative. The increase of $177,000, or 10%, in the six months ended June 30, 2018, compared to the six months ended June 30, 2017, is primarily attributed to an increase in general and administrative employment expenses.

Financing expenses, net

Our financing expenses, net, in the six months ended June 30, 2018 and June 30, 2017 were as follows (in thousands):

	Six months ended June 30,
	2018	2017
Financing expenses, net	$(127)	$(110)

Our financing expenses, net in the six months ended June 30, 2018, compared to the six months ended June 30, 2017, remained consistent.

Net loss from continuing operations

Our net loss from continuing operations in the six months ended June 30, 2018 and June 30, 2017 was as follows (in thousands):

	Six months ended June 30,
	2018	2017
Net loss from continuing operations	$(525)	$(696)

The decrease of $171,000, or 25%, in the six months ended June 30, 2018, compared to the six months ended June 30, 2017, is primarily due an increase in our sales and an increase in our gross profit partially offset by an increase in our operating expenses, as described above.

Net loss from discontinued operations

Our net loss from discontinued operations in the six months ended June 30, 2018 and June 30, 2017 was as follows (in thousands):

	Six months ended June 30,
	2018	2017
Net loss from discontinued operations	$(88)	$(76)

Our net loss from discontinued operations in the six months ended June 30, 2018, compared to the six months ended June 30, 2017, remained consistent.

Net loss

Our net loss in the six months ended June 30, 2018 and June 30, 2017 was as follows (in thousands):

	Six months ended June 30,
	2018	2017
Net loss	$(613)	$(772)

The decrease in net loss of $159,000, in the six months ended June 30, 2018, compared to the six months ended June 30, 2017, is primarily due an increase in our sales and an increase in our gross profit partially offset by an increase in our operating expenses, as described above.

Liquidity and Capital Resources

Our principal sources of liquidity since our inception have been sales of equity securities, borrowings from banks, cash from the exercise of options and warrants and proceeds from divestiture of part of our businesses. As of June 30, 2018, we had cash, cash equivalents and short-term investments representing bank deposits of $8.8 million (of which an amount of $1.0 million has been pledged as security in respect of performance guarantees granted to third parties, loans and credit lines received from a bank), and $10.1 million as of December 31, 2017 (of which an amount of $1.0 million had then been pledged as security in respect of performance guarantees granted to third parties, loans and credit lines received from a bank). We believe that we have sufficient capital resources to fund our operations for at least the next 12 months. We adhere to an investment policy which is intended to enable the Company to avoid being classified as a “passive foreign investment company,” or PFIC, under United States law. That said, we cannot provide complete assurance that PFIC status will be avoided in the future. In addition, our investment policy requires investment in high-quality investment-grade securities. As of June 30, 2018, our long-term bank loans are denominated in the following currencies: Polish Zloty ($484,000, with maturity dates ranging from 2018 through 2019) and South African Rand ($532,000, with maturity dates ranging from 2018 through 2023). As of June 30, 2018, these loans bear interest at rates ranging from 3.14%-10.00% per annum.

Our composition of long-term loans as of June 30, 2018, was as follows (in thousands):

June 30, 2018
Long-term loans	$1,016
Less - current maturities	539
$477

Our composition of short-term loans, bank credit and current maturities of long-term loans as of June 30, 2018 was as follows (in thousands):

	June 30, 2018
	Interest rate
In U.S. dollars	5.04%	$1,629
In Polish Zloty	3.14%	1,064
In NIS	3.60%	742
		3,435
Current maturities of long-term loans		539
		$3,974

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

As of June 30, 2018, we granted guarantees to third parties including performance guarantees and guarantees to secure customer advances in the sum of $325,000. The expiration dates of the guarantees range from October 2018 to June 2019.

Operating activities related to continuing operations

For the six months ended June 30, 2018, net cash used in continuing operating activities was $66,000 primarily due to a $658,000 increase in other receivables and prepaid expenses, a $650,000 decrease in other current liabilities, a $525,000 net loss from continuing operations, a $344,000 increase in inventories, a $54,000 decrease in deferred tax liability, a $28,000 decrease in accrued severance pay, net and a $17,000 gain on sale of fixed assets, partially offset by $963,000 decrease in trade receivables, $680,000 of depreciation and amortization, a $445,000 increase in trade payables, $115,000 expense due to stock based compensation issued to employees and a $7,000 of accrued interest and linkage differences, net.

For the six months ended June 30, 2017, net cash used in continuing operating activities was $2.3 million primarily due to a $1.2 million increase in trade receivables, a $855,000 decrease in other current liabilities, a $696,000 net loss from continuing operations, a $396,000 decrease in trade payables, a $47,000 increase in inventory, a $47,000 increase in accrued interest and a $7,000 gain on sale of fixed assets, partially offset by $583,000 of depreciation and amortization, a $174,000 expense due to stock based compensation issued to employees, a $90,000 decrease in other receivables and prepaid expenses, a $74,000 increase in accrued severance pay and a $21,000 increase in deferred tax liability.

Operating activities related to discontinued operations

For the six months ended June 30, 2018, net cash used in discontinued operating activities was $107,000, related to our previous parking business and SmartID division.

For the six months ended June 30, 2017, net cash used in discontinued operating activities was $71,000, related to our previous parking business and SmartID division.

Investing and financing activities related to continuing operations

For the six months ended June 30, 2018, net cash provided by continuing investing activities was $689,000, mainly due to a $1.2 million change in short-term investments, net, and $17,000 in proceeds from the sale of fixed assets, partially offset by $414,000 of purchase of property and equipment, net and $87,000 investment in capitalized product costs.

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

For the six months ended June 30, 2018, net cash used in continuing financing activities was $394,000, mainly due to a $348,000 repayment of long-term bank loans and a $80,000 decrease in short-term bank credit partially offset by $34,000 of proceeds from exercises of options.

For the six months ended June 30, 2017, net cash used in continuing financing activities was $146,000, mainly due to a $374,000 repayment of long-term bank loans, partially offset by a $213,000 increase in short-term bank credit, net and $15,000 of proceeds from exercises of options and warrants.

Investing and financing activities related to discontinued operations

We had no cash flows provided by or used in discontinued investing or financing activities in the six months ended June 30, 2018 and June 30, 2017

Off Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures - Our management, including our Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, are responsible for establishing and maintaining our disclosure controls and procedures (within the meaning of Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended, or Exchange Act). These controls and procedures are designed to ensure that information required to be disclosed in the reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information was made known to our management, including our CEO and CFO, by others within the Company, as appropriate to allow timely decisions regarding required disclosure. We evaluated these disclosure controls and procedures under the supervision of our CEO and CFO as of June 30, 2018. Based upon that evaluation, our management, including our CEO and CFO, concluded that our disclosure controls and procedures are effective as of such date.

Changes in Internal Control Over Financial Reporting - There has been no change in our internal control over financial reporting during the quarter ended June 30, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

In December 2013, we completed the sale of certain assets, subsidiaries and intellectual property, or IP, relating to our Smart ID division, for a total purchase price of $10,000,000 in cash and an additional $12,500,000 subject to performance-based milestones. On April 20, 2016, the purchaser of the Smart ID division, SuperCom Ltd., or Supercom, and we entered into a settlement agreement resolving certain litigation between SuperCom and us pursuant to which SuperCom paid us $2,050,000 and will agree to pay us up to $1,500,000 in accordance with and subject to a certain earn-out mechanism. In November 2017, we commenced an arbitration procedure with SuperCom, in which we claim that additional earn-out payments have not been paid to us. SuperCom also raised claims against us during the arbitration procedure for material damages. According to legal advice, the Company has good claims in the arbitration. The arbitration hearing took place on March 6, 2018. The parties are expected to complete the submission of their written summaries by the end of September 2018, after which a verdict will be given by the arbitrator.

In June 2013, prior to the divestiture of our SmartID division, Merwell Inc. (“Merwell”) filed a claim against us before an agreed-upon arbitrator alleging breach of contract in connection with certain commissions claimed to be owed to Merwell with respect to the division’s activities in Tanzania.  These activities, along with all other activities of the SmartID division, were later assigned to and assumed by SuperCom in its purchase of the division. SuperCom undertook to indemnify us and hold it harmless against any liabilities that we may incur in connection with Merwell’s consulting agreement and the arbitration.  An arbitration decision was issued on February 21, 2016, awarding Merwell approximately $855 for outstanding commissions. The arbitration decision had been appealed and the appeal was denied. As mentioned above, based on the agreement with SuperCom, SuperCom is liable for the costs and liabilities arising out of this claim. Therefore, the financial statements do not include any provision for this claim.

Item 6. Exhibits.

3.1	Amended and Restated Articles of Incorporation (incorporated by reference to the Company’s Report on Form 6-K filed with the SEC on October 31, 2013).

3.2	Memorandum of Association, dated February 14, 1990 (incorporated by reference to the Company’s Registration Statement on Form F-1, filed with the SEC on June 14, 2002).

31.1*	Rule 13a-14(a) Certification of Chief Executive Officer.

31.2*	Rule 13a-14(a) Certification of Chief Financial Officer.

32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.

32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

101 *	The following materials from our Quarterly Report on Form 10-Q for the quarter ended June 30, 2018 formatted in XBRL (eXtensible Business Reporting Language): (i) the Interim Condensed Consolidated Balance Sheets, (ii) the Interim Condensed Consolidated Statements of Operations, (iii) the Interim Condensed Consolidated Statements of Comprehensive Income (Loss), (iv) the Interim Condensed Statements of Changes in Equity, (v) the Interim Condensed Consolidated Statements of Cash Flows, and (vi) the Notes to Interim Condensed Consolidated Financial Statements, tagged as blocks of text and in detail.

*	Filed herewith.

**	Furnished herewith.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ON TRACK INNOVATIONS LTD.

By:	/s/ Shlomi Cohen

Shlomi Cohen, Chief Executive Officer

(Principal Executive Officer)

Dated: August 15, 2018

By:	/s/ Assaf Cohen

Assaf Cohen, Chief Financial Officer

(Principal Financial and Accounting Officer)

Dated: August 15, 2018

