Form 10-Q
period 2018-09-30
ON TRACK INNOVATIONS LTD
filed 2018-11-14
CIK 1021604

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Yes ☒        No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

Yes ☒        No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☒
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐        No ☒

State the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: 41,294,377 Ordinary Shares outstanding as of October 30, 2018.

ON TRACK INNOVATIONS LTD.

i

PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements.

ON TRACK INNOVATIONS LTD. AND ITS SUBSIDIARIES

INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As of September 30, 2018

(Unaudited)

On Track Innovations Ltd.

and its Subsidiaries

Interim Unaudited Condensed Consolidated Financial Statements as of September 30, 2018

Contents

Page

Interim Unaudited Condensed Consolidated Balance Sheets	F-2 - F-3

Interim Unaudited Condensed Consolidated Statements of Operations	F-4

Interim Unaudited Condensed Consolidated Statements of Comprehensive Income (Loss)	F-5

Interim Unaudited Condensed Consolidated Statements of Changes in Equity	F-6

Interim Unaudited Condensed Consolidated Statements of Cash Flows	F-7 - F-8

Notes to the Interim Unaudited Condensed Consolidated Financial Statements	F-9 - F-24

On Track Innovations Ltd.

and its Subsidiaries

Interim Unaudited Condensed Consolidated Balance Sheets

US dollars in thousands except share and per share data

	September 30,	December 31,
	2018	2017
Assets

Current assets
Cash and cash equivalents	$4,514	$6,742
Short-term investments	1,391	3,331
Trade receivables (net of allowance for doubtful accounts of $619 and $568 as of September 30, 2018 and December 31, 2017, respectively)	4,026	5,827
Other receivables and prepaid expenses	2,676	1,563
Inventories	3,356	3,009
Total current assets	15,963	20,472

Long-term restricted deposit for employees benefit	468	498

Severance pay deposits	358	405

Property, plant and equipment, net	5,246	5,859

Intangible assets, net	264	336

Total Assets	$22,299	$27,570

The accompanying notes are an integral part of these interim unaudited condensed consolidated financial statements.

On Track Innovations Ltd.

and its Subsidiaries

Interim Unaudited Condensed Consolidated Balance Sheets

US dollars in thousands except share and per share data

	September 30,	December 31,
	2018	2017
Liabilities and Equity

Current Liabilities
Short-term bank credit and current maturities of long-term bank loans	$504	$4,181
Trade payables	6,670	6,264
Other current liabilities	2,133	2,421
Total current liabilities	9,307	12,866

Long-Term Liabilities
Long-term loans, net of current maturities	8	814
Accrued severance pay	874	939
Deferred tax liability	452	500
Total long-term liabilities	1,334	2,253

Total Liabilities	10,641	15,119

Commitments and Contingencies

Equity
Shareholders’ Equity
Ordinary shares of NIS 0.1 par value: Authorized: 50,000,000 shares as of September 30, 2018 and December 31, 2017; issued: 42,473,076 and 42,353,077 shares as of September 30, 2018 and December 31, 2017, respectively; outstanding: 41,294,377 and 41,174,378 shares as of September 30, 2018 and December 31, 2017, respectively	1,068	1,064
Additional paid-in capital	224,968	224,758
Treasury shares at cost - 1,178,699 shares as of September 30, 2018 and December 31, 2017	(2,000)	(2,000)
Accumulated other comprehensive loss	(901)	(691)
Accumulated deficit	(211,477)	(210,680)
Total Equity	11,658	12,451

Total Liabilities and Equity	$22,299	$27,570

The accompanying notes are an integral part of these interim unaudited condensed consolidated financial statements.

On Track Innovations Ltd.

and its Subsidiaries

Interim Unaudited Condensed Consolidated Statements of Operations

US dollars in thousands except share and per share data

	Three months ended September 30,			Nine months ended September 30,
	2018		2017	2018	2017

Revenues
Sales		$5,020	$3,445	$14,157		$11,871
Licensing and transaction fees		1,453	1,225	4,332		3,765

Total revenues		6,473	4,670	18,489		15,636

Cost of revenues
Cost of sales		3,051	2,192	8,778		7,468
Total cost of revenues		3,051	2,192	8,778		7,468

Gross profit		3,422	2,478	9,711		8,168
Operating expenses
Research and development		777	823	2,422		2,414
Selling and marketing		1,592	1,332	4,700		4,166
General and administrative		1,098	758	3,070		2,553

Total operating expenses		3,467	2,913	10,192		9,133

Operating loss from continuing operations		(45)	(435)	(481)		(965)
Financial expenses, net		(2)	(126)	(129)		(236)

Loss from continuing operations before taxes on income		(47)	(561)	(610)		(1,201)
Income tax		(111)	(12)	(73)		(68)

Net loss from continuing operations		(158)	(573)	(683)		(1,269)
Net (loss) income from discontinued operations		(26)	1,441	(114)		1,365

Net (loss) income		(184)	868	(797)		96

Basic and diluted net gain (loss) attributable to shareholders per ordinary share
From continuing operations		(* )	(0.01)	(0.02)		(0.03)
From discontinued operations		(* )	0.03	(*)		0.03

	$	(* )	$0.02	$(0.02)	$	(* )

Weighted average number of ordinary shares used in computing basic and diluted net (loss) income per ordinary share		41,294,377	41,122,965	41,260,426		41,099,603

(*) Less than $0.01 per ordinary share.

The accompanying notes are an integral part of these interim unaudited condensed consolidated financial statements.

On Track Innovations Ltd.

and its Subsidiaries

Interim Unaudited Condensed Consolidated Statements of Comprehensive Income (Loss)

US dollars in thousands

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017

Total comprehensive (loss) income:
Net (loss) income	$(184)	$868	$(797)	$96
Foreign currency translation adjustments	44	28	(210)	360

Total comprehensive (loss) income	$(140)	$896	$(1,007)	$456

The accompanying notes are an integral part of these interim unaudited condensed consolidated financial statements.

On Track Innovations Ltd.

and its Subsidiaries

Interim Unaudited Condensed Consolidated Statements of Changes in Equity

US dollars in thousands except number of shares

						Accumulated
				Additional	Treasury	other
	Number of		Share	paid-in	Shares	comprehensive	Accumulated	Total
	Shares issued		capital	capital	(at cost)	Income (loss)	deficit	equity

Balance as of December 31, 2016	42,243,075		$1,061	$224,415	$(2,000)	$(1,236)	$(210,082)	$12,158

Changes during the nine month period ended September 30, 2017:

Stock-based compensation	45,000	(**)	2	236	-	-	-	238
Exercise of options	25,002		(*)	25	-	-	-	25
Foreign currency translation adjustments	-		-	-	-	360	-	360
Net income	-		-	-	-	-	96	96
Balance as of September 30, 2017	42,313,077		$1,063	$224,676	$(2,000)	$(876)	$(209,986)	$12,877

Balance as of December 31, 2017	42,353,077		$1,064	$224,758	$(2,000)	$(691)	$(210,680)	$12,451

Changes during the nine month period ended September 30, 2018:
Stock-based compensation	80,000	(**)	3	177	-	-	-	180
Exercise of options	39,999		1	33	-	-	-	34
Foreign currency translation adjustments	-		-	-	-	(210)	-	(210)
Net loss	-		-	-	-	-	(797)	(797)
Balance as of September 30, 2018	42,473,076		$1,068	$224,968	$(2,000)	$(901)	$(211,477)	$11,658

(*)	Less than $1.
(**)	See Note 9D.

The accompanying notes are an integral part of these interim unaudited condensed consolidated financial statements.

On Track Innovations Ltd.

and its Subsidiaries

Interim Unaudited Condensed Consolidated Statements of Cash Flows

US dollars in thousands

	Nine months ended September 30,
	2018	2017
Cash flows from continuing operating activities
Net loss from continuing operations	$(683)		$(1,269)
Adjustments required to reconcile net loss to
net cash used in continuing operating activities:
Stock-based compensation related to options and shares issued to employees and others	180		238
Depreciation and amortization	978		878
Deferred tax, net	(20)		37
Gain on sale of property and equipment	(25)		(9)
Accrued interest and linkage differences, net	-		(41)

Changes in operating assets and liabilities:
Accrued severance pay, net	(19)		72
Decrease in trade receivables, net	1,744		187
Increase in other receivables and prepaid expenses	(1,162)		(435)
Increase in inventories	(381)		(710)
Increase (decrease) in trade payables	668		(611)
Decrease in other current liabilities	(273)		(777)
Net cash provided by (used in) continuing operating activities	1,007		(2,440)

Cash flows from continuing investing activities

Purchase of property and equipment	(467)		(160)
Proceeds from sale of property and equipment	52		14
Change in short-term investments, net	1,195		2,917
Investment in capitalized certification costs	(92)		(185)
Proceeds from restricted deposit for employees benefit	8		44
Net cash provided by continuing investing activities	696		2,630

Cash flows from continuing financing activities
Decrease in short-term bank credit, net	(3,449)		(72)
Repayment of long-term bank loans	(979)		(469)
Proceeds from exercise of options and warrants	34		25
Net cash used in continuing financing activities	(4,394)		(516)

Cash flows from discontinued operations
Net cash used in discontinued operating activities	(115)		(86)
Total net cash used in discontinued operations	(115)		(86)

Effect of exchange rate changes on cash and cash equivalents	(187)		460

(Decrease) increase in cash, cash equivalents and restricted cash	(2,993)		48

Cash, cash equivalents and restricted cash - beginning of the period	7,799		(*)7,500

Cash, cash equivalents and restricted cash - end of the period	$4,806	$	(*)7,548

(*)	Reclassified to conform with the current period presentation, see Note 2A(1).

The accompanying notes are an integral part of these interim unaudited condensed consolidated financial statements.

On Track Innovations Ltd.

and its Subsidiaries

Interim Unaudited Condensed Consolidated Statements of Cash Flows (cont’d)

US dollars in thousands

	Nine months ended September 30,
	2018	2017
Supplementary cash flows activities:

Cash paid during the period for:
Interest paid	$112	$140
Income taxes paid	$43	$31

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

In the opinion of management, all adjustments considered necessary for a fair presentation, consisting of normal recurring adjustments, have been included. Operating results for the nine-month period ended September 30, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018.

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

On April 20, 2016, the purchaser of the Smart ID division, SuperCom Ltd. (“SuperCom”), and the Company entered into a settlement agreement resolving certain litigation between SuperCom and the Company pursuant to which SuperCom paid the Company $2,050 and agreed to pay the Company up to $1,500 in accordance with and subject to a certain earn-out mechanism. In November 2017, the Company commenced an arbitration procedure with SuperCom, in which the Company claims that additional earn-out payments have not been paid to the Company. SuperCom raised issues against the Company during the arbitration for material damages. The evidence in the arbitration were heard on March 6, 2018, and in the coming weeks the parties are expected to complete the submission of their written summaries, after which a decision will be given by the arbitrator. According to legal advice, the Company has good claims with respect to the issues that are included in the arbitration and the chances that the Company will be required to compensate SuperCom are low. The Company records the earn-out payments only when the consideration is determined to be realizable. The Company did not record or receive any contingent consideration during the nine months ended September 30, 2018 and 2017.

2.	On September 14, 2016, the Company completed the sale of certain assets and IP related to its former parking segment to Atrinet Ltd. and its affiliated entities for a non-material amount. The Company has determined that the sale of the parking business qualifies as a discontinued operation. Accordingly, the results and the cash flows of these operations for all reporting periods are presented in the statements of operations and in the statements of cash flows, respectively, as discontinued operations separately from continuing operations.

D.	Event in the reporting period

In accordance with management’s intention to reduce the size of the Company’s external loans and accompanying credit costs, during the third quarter of 2018, the Company significantly reduced the volume of the Company’s loans from banks.

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

On Track Innovations Ltd.

and Subsidiaries

Notes to the Interim Unaudited Condensed Consolidated Financial Statements

US dollars in thousands

Note 2 – Significant Accounting Policies (cont’d)

A.	Recently Adopted Accounting Pronouncements (cont’d)

1.	Restricted Cash and Cash Equivalents in Statement of Cash Flows (cont’d)

The following table provides a reconciliation of cash, cash equivalents, and restricted cash and cash equivalents reported within the accompanying consolidated balance sheets that sum to the total of the same such amounts presented in the accompanying consolidated statements of cash flows:

	September 30,		December 31,
	2018	2017	2017	2016

Cash and cash equivalents	$4,514	$6,000	$6,742	$5,952
Restricted cash and cash equivalents (*)	292	1,548	1,057	1,548

Total cash, cash equivalents, and restricted cash and cash equivalents presented in the statements of cash flows	$4,806	$7,548	$7,799	$7,500

(*)	The restricted cash and cash equivalents are included in short-term investments in the accompanying consolidated balance sheets.

2.	Revenue Recognition

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

The Company did not have a cumulative adjustment to retained earnings or an impact on its revenue recognition policies or on its consolidated financial statements as a result of the adoption of the new standard. The new standard requires the Company to provide more robust disclosures than required by previous guidance – see also Note 6. In addition, when the Company has an unconditional right to receive proceeds before the performance obligation was fulfilled, it is now required to record receivables against contract liabilities.

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

On Track Innovations Ltd.

and Subsidiaries

Notes to the Interim Unaudited Condensed Consolidated Financial Statements

US dollars in thousands

Note 3 - Other Receivables and Prepaid Expenses

	September 30,	December 31,
	2018	2017
Government institutions	$399	$263
Prepaid expenses	181	381
Supplier advances	1,519	122
Receivables under contractual obligations to be transferred to others (*)	361	446
Other receivables	216	351
	$2,676	$1,563

(*)	The Company’s subsidiary in Poland is required to collect certain fees that are to be transferred to local authorities.

Note 4 - Other Current Liabilities

	September 30,	December 31,
	2018	2017
Employees and related expenses	$1,119	$1,073
Accrued expenses	804	1,054
Customer advances	58	178
Other current liabilities	152	116
	$2,133	$2,421

On Track Innovations Ltd.

and Subsidiaries

Notes to the Interim Unaudited Condensed Consolidated Financial Statements

US dollars in thousands

Note 5 - Commitments and Contingencies

A.	Legal claims

1.	In June 2013, prior to the Company’s divestiture of its SmartID division, Merwell Inc. (“Merwell”) filed a claim against the Company before an agreed-upon arbitrator alleging breach of contract in connection with certain commissions claimed to be owed to Merwell with respect to the division’s activities in Tanzania. These activities, along with all other activities of the SmartID division, were later assigned to and assumed by SuperCom in its purchase of the division. SuperCom undertook to indemnify the Company and hold it harmless against any liabilities the Company may incur in connection with Merwell’s consulting agreement and the arbitration. An arbitration decision was issued on February 21, 2016, awarding Merwell approximately $855 for outstanding commissions. The arbitration decision was appealed and the appeal was denied, and currently the awarded amount is approximately $1,050. To date SuperCom has failed to make the payment. However, as mentioned above, based on the agreement with SuperCom (which was granted an effect of a court judgement), SuperCom is liable for all the costs and liabilities arising out of this claim. Therefore, the financial statements do not include any provision for this claim.

2.	On October 3, 2013, a financial claim was filed against the Company and its then French subsidiary, Parx France (in this paragraph, together, the “Defendants”), in the Commercial Court of Paris, France (in this paragraph, the “Court”). The sum of the claim is €1,500 ($1,743) and is based on the allegation that the plaintiff sustained certain losses in connection with Defendants not granting the plaintiff exclusive marketing rights to distribute and operate the Defendants’ PIAF Parking System in Paris and the Ile of France. On October 25, 2017, the Court issued its ruling in this matter dismissing all claims against the Company but ordering Parx France to pay the plaintiff €50 ($58) plus interest in damages plus another approximately €5 ($6) in other fees and penalties. The Company offered to pay the amounts mentioned above to the plaintiff in consideration for not filing future appeals. The plaintiff rejected this offer and filed an appeal against Parx France and the Company claiming the sum of €503 ($584) plus interest and expenses. Based on the assessment of the Company’s external legal counsel, the Company’s management is of the opinion that the chances of the appeal being approved against the Company are low.

B.	Guarantees

As of September 30, 2018, the Company has granted performance guarantees and guarantees to secure customer advances in the sum of $365. The expiration dates of the guarantees range from October 2018 to June 2019.

On Track Innovations Ltd.

and Subsidiaries

Notes to the Interim Unaudited Condensed Consolidated Financial Statements

US dollars in thousands

Note 6 – Revenues

Disaggregation of revenue

The following tables disaggregates the Company’s revenue by major source based on categories that depict its nature and timing as reviewed by management for the nine months and the three months ended September 30, 2018:

	Nine months ended September 30, 2018
	Retail and Mass Transit Ticketing	Petroleum	Other	Total
Cashless payment products (A)	$6,668	$-	$-	$6,668

Complete cashless payment solutions (B):
Sales of products (B1)	2,820	2,881	-	5,701
Licensing fees, transaction fees and services (B2)	3,818	1,061	-	4,879
	6,638	3,942	-	10,580

Medical and access control smart cards (C):
Sales of products (C1)	-	-	906	906
Licensing fees, transaction fees and services (C2)	-	-	335	335
	-	-	1,241	1,241

Total revenues	$13,306	$3,942	$1,241	$18,489

On Track Innovations Ltd.

and Subsidiaries

Notes to the Interim Unaudited Condensed Consolidated Financial Statements

US dollars in thousands

Note 6 – Revenues (cont’d)

Disaggregation of revenue (cont’d)

	Three months ended September 30, 2018
	Retail and Mass Transit Ticketing	Petroleum	Other	Total
Cashless payment products (A)	$2,031	$-	$-	$2,031

Complete cashless payment solutions (B):
Sales of products (B1)	1,460	934	-	2,394
Licensing fees, transaction fees and services (B2)	1,249	383	-	1,632
	2,709	1,317	-	4,026

Medical and access control smart cards (C):
Sales of products (C1)	-	-	302	302
Licensing fees, transaction fees and services (C2)	-	-	114	114
	-	-	416	416

Total revenues	$4,740	$1,317	$416	$6,473

Performance obligations

Below is a listing of performance obligations for our main revenue streams:

A.	Cashless payment products –

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

Contract balances

	September 30,	December 31,
	2018	2017
Trade receivables, net of allowance for doubtful accounts	$4,026	$5,827
Customer advances	$58	$178

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

Set forth below are the results of the discontinued operations:

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Expenses	(26)	(11)	(127)	(94)
Other income, net	-	(*) 1,452	13	(*) 1,459
Net profit (loss) from discontinued operations	(26)	1,441	(114)	1,365

(*) On August 23, 2017, a judgment was issued by the Israeli Central District Court regarding the Company’s lawsuit against Harel Insurance Company Ltd. (“Harel”) for damages incurred by the Company due to flooding in a subcontractor’s manufacturing site. The judgment determined that an amount of $1,600, net be awarded to cover the Company’s damages.  On October 10, 2017, Harel submitted its appeal of the judgment to the Israeli Supreme Court as well as a request for stay of judgment.  On October 30, 2017, the Court denied the requested stay. Based on the advice of counsel, the Company currently believes that there are sufficient grounds on which to uphold the District Court’s ruling and, as such, Harel’s appeal will be denied. The appeal hearing is scheduled for May 29, 2019.

Note 8 - Fair Value of Financial Instruments

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

US dollars in thousands

Note 8 - Fair Value of Financial Instruments (cont’d)

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

As of September 30, 2018, the Company held approximately $1,391 of short-term bank deposits (as of December 31, 2017, $3,331). As of September 30, 2018 and December 31, 2017, short-term deposits in the amount of $292 and $1,057, respectively, have been pledged as security in respect of guarantees granted in respect of performance guarantees, loans and credit lines received from a bank and cannot be pledged to others or withdrawn without the consent of the bank.

Note 9 – Equity

A.	Stock option plans

During each of the nine-month periods ended September 30, 2018 and September 30, 2017, 100,000 options were granted. The vesting period for the options is three years. The exercise prices for the options that were granted during the nine months ended September 30, 2018 and September 30, 2017, are $1.33 and $1.58, respectively. Those options expire up to five years after the date of grant. Any options which are forfeited or cancelled before expiration become available for future grants under the Company’s option plan. The fair value of each option granted to employees during the nine months ended September 30, 2018 and September 30, 2017 was estimated on the date of grant, using the Black-Scholes model and the following assumptions:

	Nine months ended September 30,
	2018	2017
Expected dividend yield	0%	0%
Expected volatility	80%	74%
Risk-free interest rate	1.92%	1.35%
Expected life - in years	2.33	3.5

On Track Innovations Ltd.

and Subsidiaries

Notes to the Interim Unaudited Condensed Consolidated Financial Statements

US dollars in thousands

Note 9 – Equity (cont’d)

A.	Stock option plans (cont’d)

1.	Dividend yield of zero percent for all periods.
2.	Expected average volatility represents a weighted average standard deviation rate for the price of the Company’s ordinary shares on Nasdaq.
3.	Risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant.
4.	For options granted during the nine months ended September 30, 2018 - estimated expected lives are based on historical grants data. For the nine months ended September 30, 2017 estimated expected lives are according to the simplified method.

The Company’s options activity (including options to non-employees) during the nine months ended September 30, 2018 and options outstanding and options exercisable as of December 31, 2017 and September 30, 2018, are summarized in the following table:

	Number of	Weighted
	options	average exercise
	outstanding	price per share
Outstanding – December 31, 2017	1,495,000	$1.27

Options granted	100,000	1.33
Options expired or forfeited	(196,335)	1.25
Options exercised	(39,999)	0.86
Outstanding – September 30, 2018	1,358,666	1.29

Exercisable as of:
December 31, 2017	681,321	$1.45
September 30, 2018	696,655	$1.39

The weighted average fair value of options granted during the nine months ended September 30, 2018 and during the nine months ended September 30, 2017 is $0.65 and $0.93, respectively, per option. The aggregate intrinsic value of outstanding options as of September 30, 2018 and December 31, 2017 is approximately $105 and $448, respectively. The aggregate intrinsic value of exercisable options as of September 30, 2018 and December 31, 2017 is approximately $85 and $206, respectively.

On Track Innovations Ltd.

and Subsidiaries

Notes to the Interim Unaudited Condensed Consolidated Financial Statements

US dollars in thousands

Note 9 – Equity (cont’d)

A.	Stock option plans (cont’d)

The following table summarizes information about options outstanding and exercisable (including options to non-employees) as of September 30, 2018:

	Options outstanding			Options exercisable
	Number	Weighted		Number	Weighted
	Outstanding	average	Weighted	Outstanding	average	Weighted
	as of	remaining	Average	As of	remaining	Average
Range of	September 30,	contractual	Exercise	September 30,	contractual	Exercise
exercise price ($)	2018	life (years)	Price	2018	life (years)	Price
0.44- 0.90	420,000	2.23	$0.74	343,333	2.21	$0.74
1.07-1.68	713,666	3.65	1.23	128,322	2.99	1.23
2.32-2.36	185,000	0.59	2.35	185,000	0.59	2.35
3.03	40,000	0.98	$3.03	40,000	0.98	$3.03
	1,358,666	2.72		696,655	1.85

As of September 30, 2018, there was approximately $247 of total unrecognized compensation cost related to non-vested stock-based compensation arrangements. That cost is expected to be recognized over a weighted-average period of approximately 1.2 years.

During the nine months ended September 30, 2018 and September 30, 2017, the Company recorded stock-based compensation expenses in the amount of $180 and $238, respectively, in accordance with ASC 718, “Compensation-Stock Compensation.”

B.	Warrants

1.	During the nine months ended September 30, 2018, no warrants expired or were exercised into ordinary shares.
2.	As of September 30, 2018, there are remaining 40,000 outstanding warrants issued to one of the Company’s consultants during 2016 with a per share exercise price of $0.95. The warrants expire during 2019.

C.	Stock options and warrants in the amounts of 1,398,666 and 1,433,500 outstanding as of the nine months ended September 30, 2018 and 2017, respectively, have been excluded from the calculation of the diluted net loss from continuing operations per ordinary share because all such securities have an anti-dilutive effect for all periods presented.

D.	Shares to non-employees

During the nine months ended September 30, 2018 and September 30, 2017, the Company issued 80,000 and 45,000 ordinary shares, respectively, to its consultants. The expenses that are recognized due to those grants are immaterial and are presented within ’stock-based compensation’ in the statement of changes in equity for the nine months ended September 30, 2018 and September 30, 2017.

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

Information regarding the results of each reportable segment is included below based on the internal management reports that are reviewed by the CODM.

	Three months ended September 30, 2018
	Petroleum	Retail and Mass Transit Ticketing	Other	Consolidated

Revenues	$1,317	$4,740	$416	$6,473

Reportable segment gross profit (*)	682	2,706	237	3,625

Reconciliation of reportable segment gross profit to gross profit for the period

Depreciation				(202)
Stock-based compensation				(1)

Gross profit for the period				$3,422

	Three months ended September 30, 2017
	Petroleum	Retail and Mass Transit Ticketing	Other	Consolidated

Revenues	$917	$3,231	$522	$4,670

Reportable segment gross profit (*)	493	1,859	325	2,677

Reconciliation of reportable segment gross profit to gross profit for the period

Depreciation				(199)
Stock-based compensation				-

Gross profit for the period				$2,478

On Track Innovations Ltd.

and Subsidiaries

Notes to the Interim Unaudited Condensed Consolidated Financial Statements

US dollars in thousands

Note 10 - Operating segments (cont’d)

	Nine months ended September 30, 2018
	Petroleum	Retail and Mass Transit Ticketing	Other	Consolidated

Revenues	$3,942	$13,306	$1,241	$18,489

Reportable segment gross profit (*)	2,000	7,455	885	10,340

Reconciliation of reportable segment gross profit to profit for the period

Depreciation				(626)
Stock-based compensation				(3)

Gross profit for the period				$9,711

	Nine months ended September 30, 2017
	Petroleum	Retail and Mass Transit Ticketing	Other	Consolidated

Revenues	$3,645	$10,654	$1,337	$15,636

Reportable segment gross profit (*)	1,889	6,068	794	8,751

Reconciliation of reportable segment gross profit to profit for the period

Depreciation				(582)
Stock-based compensation				(1)

Gross profit for the period				$8,168

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

Three months ended September 30, 2018, compared to the three months ended September 30, 2017 Sources of Revenue

We have historically derived a substantial majority of our revenues from the sale of our products, including both complete systems and original equipment manufacturer components. In addition, we generate revenues from licensing and transaction fees, and also, less significantly, from engineering services, customer services and technical support. During the three months ended September 30, 2018 and September 30, 2017, the revenues that we derived from sales and licensing and transaction fees were as follows (in thousands):

	Three months ended September 30,
	2018	2017
Sales	$5,020	$3,445
Licensing and transaction fees	$1,453	$1,225
Total revenues	$6,473	$4,670

Sales. Sales increased by $1.6 million, or 46%, in the three months ended September 30, 2018, compared to the three months ended September 30, 2017. The increase is mainly attributed to an increase in Retail and Mass Transit Ticketing segment sales in Japan and Europe and to an increase in Petroleum products in the United States, partially offset by a decrease in sales of readers in the United States.

Licensing and transaction fees. Licensing and transaction fees include single and periodic payments for distribution rights for our products. Transaction fees are paid by customers based on the volume of transactions processed by systems that contain our products. Our licensing and transaction fees in the three months ended September 30, 2018, compared to the three months ended September 30, 2017, increased by $228,000, or 19%. This increase is mainly attributed to an increase in licensing and transaction fees related to our otiMetry solution in Europe and Japan and to our Mass Transit Ticketing operation in Europe.

We have historically derived revenues from different geographical areas.  The following table sets forth our revenues (in thousands) and as a percentage of revenues in different geographical areas, in the three months ended September 30, 2018 and September 30, 2017:

Three months ended September 30,	Africa		Europe		APAC		Americas
2018	$992	15%	$2,517	39%	$1,548	24%	$1,416	22%
2017	$999	21%	$1,421	30%	$73	2%	$2,177	47%

Our revenues from sales in Africa in the three months ended September 30, 2018, compared to the three months ended September 30, 2017, remained consistent.

Our revenues from sales in Europe increased by $1.1 million, or 77%, in the three months ended September 30, 2018, compared to the three months ended September 30, 2017, mainly due to an increase of sales of readers and licensing and transaction fees.

Our revenues from sales in Asia-Pacific region, or APAC, increased by $1.5 million, or 2,020%, in the three months ended September 30, 2018, compared to the three months ended September 30, 2017, mainly due to an increase in sales of our Uno Plus and GoBox products in Japan.

Our revenues from sales in Americas decreased by $761,000, or 35%, in the three months ended September 30, 2018, compared to the three months ended September 30, 2017, mainly due to a decrease in sales of readers, partially offset by an increase in Petroleum products.

Our revenues derived from outside the United States, which are primarily received in currencies other than the U.S. dollar, will have a varying impact upon our total revenues, as a result of fluctuations in such currencies’ exchange rates versus the U.S. dollar.

The following table sets forth our revenues (in thousands) and as a percentage of revenues by segments, during the three months ended September 30, 2018 and September 30, 2017:

Three months ended September 30,	Petroleum		Retail and Mass Transit Ticketing		Other
2018	$1,317	20%	$4,740	73%	$416	7%
2017	$917	20%	$3,231	69%	$522	11%

Our revenues in the three months ended September 30, 2018, from Petroleum increased by $400,000, or 44%, compared to the three months ended September 30, 2017, mainly due to an increase in sales of products to the U.S. market.

Our revenues from Retail and Mass Transit Ticketing in the three months ended September 30, 2018, increased by $1.5 million, or 47%, compared to the three months ended September 30, 2017, mainly due to an increase in sales in Japan and an increase in sales of readers in Europe, partially offset by a decrease in sales of readers in the United States.

Our revenues in the three months ended September 30, 2018, from our Other segment decreased by $106,000, or 20%, compared to the three months ended September 30, 2017, mainly due to a decrease in sales of our MediSmart products in East Africa.

Cost of Revenues and Gross Margin

Our cost of revenues, presented by gross profit and gross margin percentage, in the three months ended September 30, 2018 and September 30, 2017, were as follows (in thousands):

Cost of revenues	Three months ended September 30,
	2018	2017

Cost of sales	$3,051	$2,192
Gross profit	$3,422	$2,478
Gross margin percentage	53%	53%

Cost of sales.  Cost of sales consists primarily of materials, as well as salaries, fees to subcontractors and related costs of our technical staff that assemble our products.  The increase of $859,000, or 39%, in the three months ended September 30, 2018, compared to the three months ended September 30, 2017, resulted primarily from an increase in revenues.

Gross margin. Gross margin in the three months ended September 30, 2018, compared to the three months ended September 30, 2017, remained consistent.

Operating expenses

Our operating expenses in the three months ended September 30, 2018 and September 30, 2017, were as follows (in thousands):

Operating expenses	Three months ended September 30,
	2018	2017
Research and development	$777	$823
Selling and marketing	$1,592	$1,332
General and administrative	$1,098	$758
Total operating expenses	$3,467	$2,913

Research and development.  Our research and development expenses consist primarily of the salaries and related expenses of our research and development staff, as well as subcontracting expenses. The decrease of $46,000, or 6%, in the three months ended September 30, 2018, compared to the three months ended September 30, 2017, is primarily attributed to a decrease in research and development employment expenses.

Selling and marketing.  Our selling and marketing expenses consist primarily of salaries and substantially all of the expenses of our sales and marketing subsidiaries and offices in the United States, South Africa and Europe, as well as expenses related to advertising, professional expenses and participation in exhibitions and tradeshows. The increase of $260,000, or 20%, in the three months ended September 30, 2018, compared to the three months ended September 30, 2017, is primarily attributed to an increase in the number of selling and marketing employees and to a lesser extent to an increase in marketing and advertising expenses.

General and administrative.  Our general and administrative expenses consist primarily of salaries and related expenses of our executive management and financial and administrative staff. These expenses also include costs of our professional advisors (such as lawyers and accountants), office expenses, insurance, general and administrative expenses. The increase of $340,000, or 45%, in the three months ended September 30, 2018, compared to the three months ended September 30, 2017, is primarily attributed to income that we derived in 2017 from our lawsuit against Harel Insurance Company Ltd., or Harel for damages incurred by us due to flooding in a subcontractor’s manufacturing site, and to an increase in general and administrative employment expenses, partially offset by a decrease in professional expenses.

Financing expenses, net

Our financing expenses, net, in the three months ended September 30, 2018 and September 30, 2017, were as follows (in thousands):

	Three months ended September 30,
	2018	2017
Financing expenses, net	$(2)	$(126)

Financing expenses consist primarily of interest payable on bank loans, bank commissions and foreign exchange losses. Financing income consists primarily of foreign exchange gains and interest earned on investments in short-term deposits. The decrease in financing expenses, net in the three months ended September 30, 2018, compared to the three months ended September 30, 2017, of $124,000, or 98%, is mainly attributed to exchange rate differentials and to a decrease in interest expenses due to reduction of our short-term and long-term bank loans.

Net loss from continuing operations

Our net loss from continuing operations in the three months ended September 30, 2018 and September 30, 2017, was as follows (in thousands):

	Three months ended September 30,
	2018	2017
Net loss from continuing operations	$(158)	$(573)

The decrease in net loss from continuing operations of $415,000, in the three months ended September 30, 2018, compared to the three months ended September 30, 2017 is due to an increase in our sales and an increase in our gross profit and decrease in financial expenses, net, partially offset by an increase in our operating expenses.

Net (loss) income from discontinued operations

Our net (loss) income from discontinued operations in the three months ended September 30, 2018 and September 30, 2017, was as follows (in thousands):

	Three months ended September 30,
	2018	2017
Net (loss) income from discontinued operations	$(26)	$1,441

The results from these operations for the reporting periods are presented in the statements of operations as discontinued operations separately from continuing operations.

The change of $1.5 million in net (loss) income from discontinued operations in the three months ended September 30, 2018, compared to the three months ended September 30, 2017, is mainly attributed to $1.6 million net, recovered by us in 2017 pursuant to the August 23, 2017 judgment of the Israeli Central District Court in a lawsuit against Harel for damages incurred by us due to flooding in a subcontractor’s manufacturing site.

Net (loss) income

Our net (loss) income in the three months ended September 30, 2018 and September 30, 2017, was as follows (in thousands):

	Three months ended September 30,
	2018	2017
Net (loss) income	$(184)	$868

The change in net (loss) income of $1.1 million in the three months ended September 30, 2018, compared to the three months ended September 30, 2017, is due to a decrease in our loss from continuing operations, offset by net income from discontinued operations in 2017, as described above.

Nine months ended September 30, 2018, compared to the nine months ended September 30, 2017

Sources of Revenue

During the nine months ended September 30, 2018 and September 30, 2017, the revenues that we derived from sales and licensing and transaction fees were as follows (in thousands):

	Nine months ended September 30,
	2018	2017
Sales	$14,157	$11,871
Licensing and transaction fees	$4,332	$3,765
Total revenues	$18,489	$15,636

Sales. Sales increased by $2.3 million, or 19%, in the nine months ended September 30, 2018, compared to the nine months ended September 30, 2017. The increase is mainly attributed to an increase in Retail and Mass Transit Ticketing segment sales in Japan, Europe and in the United States and to an increase in Petroleum products in the United States, partially offset by a decrease in Petroleum product sales in Africa.

Licensing and transaction fees. Our licensing and transaction fees in the nine months ended September 30, 2018, compared to the nine months ended September 30, 2017, increased by $567,000, or 15%. This increase is mainly attributed to an increase in licensing and transaction fees related to our otiMetry solution in Europe and Japan and to our Mass Transit Ticketing operation in Europe.

We have historically derived revenues from different geographical areas.  The following table sets forth our revenues (in thousands) and as a percentage of revenues in different geographical areas, in the nine months ended September 30, 2018 and September 30, 2017:

Nine months ended September 30,	Africa		Europe		APAC		Americas
2018	$2,998	16%	$6,313	34%	$2,794	15%	$6,384	35%
2017	$3,352	21%	$5,355	34%	$1,807	12%	$5,122	33%

Our revenues from sales in Africa decreased by $354,000, or 11%, in the nine months ended September 30, 2018, compared to the nine months ended September 30, 2017, mainly due to a decrease in sales of Petroleum products.

Our revenues from sales in Europe increased by $958,000, or 18%, in the nine months ended September 30, 2018, compared to the nine months ended September 30, 2017, mainly due to an increase of sales of readers and licensing and transaction fees.

Our revenues from sales in APAC increased by $987,000, or 55%, in the nine months ended September 30, 2018, compared to the nine months ended September 30, 2017, mainly due to an increase in sales in the Japanese market.

Our revenues from sales in Americas increased by $1.3 million, or 25%, in the nine months ended September 30, 2018, compared to the nine months ended September 30, 2017, mainly due to an increase in sales of Petroleum products and an increase in sales of readers to the U.S. market.

Our revenues derived from outside the United States, which are primarily received in currencies other than the U.S. dollar, will have a varying impact upon our total revenues, as a result of fluctuations in such currencies’ exchange rates versus the U.S. dollar.

The following table sets forth our revenues (in thousands) and as a percentage of revenues by segments, during the nine months ended September 30, 2018 and September 30, 2017:

Nine months ended September 30,	Petroleum		Retail and Mass Transit Ticketing		Other
2018	$3,942	21%	$13,306	72%	$1,241	7%
2017	$3,645	23%	$10,654	68%	$1,337	9%

Our revenues in the nine months ended September 30, 2018, from Petroleum increased by $297,000, or 8%, compared to the nine months ended September 30, 2017, mainly due to an increase in sales of Petroleum products in the United States, partially offset by a decrease in sales of Petroleum products in Africa.

Our revenues from Retail and Mass Transit Ticketing in the nine months ended September 30, 2018, increased by $2.7 million, or 25%, compared to the nine months ended September 30, 2017, mainly due to an increase in sales in Japan and an increase in sales of readers in the United States and Europe.

Our revenues in the nine months ended September 30, 2018, from our Other segment decreased by $96,000, or 7%, compared to the nine months ended September 30, 2017, mainly due to a decrease in sales of access control products sales in Asia, partially offset by an increase in sales of MediSmart products in Africa.

Cost of Revenues and Gross Margin

Our cost of revenues, presented by gross profit and gross margin percentage, in the nine months ended September 30, 2018 and September 30, 2017, were as follows (in thousands):

Cost of revenues	Nine months ended September 30,
	2018	2017

Cost of sales	$8,778	$7,468
Gross profit	$9,711	$8,168
Gross margin percentage	53%	52%

Cost of sales.   The increase of $1,310,000, or 18%, in the nine months ended September 30, 2018, compared to the nine months ended September 30, 2017, resulted primarily from an increase in our revenues.

Gross margin. Our increase in gross margin, in the nine months ended September 30, 2018, compared to the nine months ended September 30, 2017, is mainly attributed to a change in our revenue mix and an increase in sales.

Operating expenses

Our operating expenses in the nine months ended September 30, 2018 and September 30, 2017, were as follows (in thousands):

Operating expenses	Nine months ended September 30,
	2018	2017
Research and development	$2,422	$2,414
Selling and marketing	$4,700	$4,166
General and administrative	$3,070	$2,553
Total operating expenses	$10,192	$9,133

Research and development.  Our research and development expenses in the nine months ended September 30, 2018, compared to the nine months ended September 30, 2017, remained consistent.

Selling and marketing. The increase of $534,000, or 13%, in the nine months ended September 30, 2018, compared to the nine months ended September 30, 2017, is primarily attributed to an increase in the number of selling and marketing employees and to a lesser extent to an increase in marketing and advertising expenses.

General and administrative. The increase of $517,000, or 20%, in the nine months ended September 30, 2018, compared to the nine months ended September 30, 2017, is primarily attributed to income that we derived in 2017 from our lawsuit against Harel for damages incurred by us due to flooding in a subcontractor’s manufacturing site, and to an increase in general and administrative employment expenses, partially offset by a decrease in professional expenses.

Financing expenses, net

Our financing expenses, net, in the nine months ended September 30, 2018 and September 30, 2017, were as follows (in thousands):

	Nine months ended September 30,
	2018	2017
Financing expenses, net	$(129)	$(236)

The decrease of financing expenses, net in the nine months ended September 30, 2018, compared to the nine months ended September 30, 2017, of $107,000, or 45%, is mainly attributed to exchange rate differentials and to a decrease in interest expenses due to reduction of our short-term and long-term bank loans.

Net loss from continuing operations

Our net loss from continuing operations in the nine months ended September 30, 2018 and September 30, 2017, was as follows (in thousands):

	Nine months ended September 30,
	2018	2017
Net loss from continuing operations	$(683)	$(1,269)

The decrease in net loss from continuing operations of $586,000, or 46%, in the nine months ended September 30, 2018, compared to the nine months ended September 30, 2017, is primarily due to an increase in our sales and an increase in our gross profit and a decrease in financial expenses, net, partially offset by an increase in our operating expenses.

Net (loss) income from discontinued operations

Our net (loss) income from discontinued operations in the nine months ended September 30, 2018 and September 30, 2017, was as follows (in thousands):

	Nine months ended September 30,
	2018	2017
Net income from discontinued operations	$(114)	$1,365

The change of $1.5 million in net (loss) income from discontinued operations in the nine months ended September 30, 2018, compared to the nine months ended September 30, 2017 is mainly attributed to $1.6 million net, recovered by us in 2017 pursuant to the judgment of the Israeli Central District Court in a lawsuit against Harel.

Net (loss) income

Our net (loss) income in the nine months ended September 30, 2018 and September 30, 2017, was as follows (in thousands):

	Nine months ended September 30,
	2018	2017
Net (loss) income	$(797)	$96

The change in net (loss) income of $893,000 in the nine months ended September 30, 2018, compared to the nine months ended September 30, 2017, is due to a decrease in our loss from continuing operations, offset by net income from discontinued operations in 2017, as described above.

Liquidity and Capital Resources

Our principal sources of liquidity since our inception have been sales of equity securities, borrowings from banks, cash from the exercise of options and warrants and proceeds from divestitures of parts of our businesses. We had cash, cash equivalents and short-term investments representing bank deposits of $5.9 million as of September 30, 2018 (of which an amount of $0.3 million has been pledged to secure performance guarantees granted to third parties and guarantees to secure customer advances, loans and credit lines received from a bank), and $10.1 million as of December 31, 2017 (of which an amount of $1.0 million had then been pledged to secure performance guarantees granted to third parties and guarantees to secure customer advances, loans and credit lines received from a bank).  We believe that we have sufficient capital resources to fund our operations in the next 12 months. We adhere to an investment policy which is intended to enable the Company to avoid being classified as a “passive foreign investment company,” or PFIC, under U.S. law. That said, we cannot provide complete assurance that PFIC status will be avoided in the future. In addition, our investment policy requires investment in high-quality investment-grade securities. As of September 30, 2018, our long-term bank loans are denominated in the following currencies: Polish Zloty ($377,000, with maturity dates ranging from 2018 through 2019) and South African Rand ($14,000, with maturity dates ranging from 2018 through 2019). As of September 30, 2018, these loans bear interest at average rate of 3.62% per annum.

Our composition of long-term loans as of September 30, 2018, was as follows (in thousands):

September 30, 2018
Long-term loans	$391
Less - current maturities	383
$8

Our composition of short-term loans, bank credit and current maturities of long-term loans as of September 30, 2018, were as follows (in thousands):

	September 30, 2018
	Interest rate
In U.S. dollars	4.73%	$101
In NIS	4.7%	20
		121
Current maturities of long-term loans		383
		$504

Our and certain of our subsidiaries’ manufacturing facilities and certain equipment have been pledged as security in respect of a loan received from a bank. As of September 30, 2018, our short-term deposits in the amount of $292,000 have been pledged as security in respect of guarantees granted to third parties, loans and credit lines received from a bank. Such deposits cannot be pledged to others or withdrawn without the consent of the bank.

As of September 30, 2018, we granted guarantees to third parties including performance guarantees and guarantees to secure customer advances in the sum of $365,000. The expiration dates of the guarantees range from October 2018 to June 2019.

Operating activities related to continuing operations

For the nine months ended September 30, 2018, net cash provided by continuing operating activities was $1.0 million, primarily due to a $1.7 million decrease in trade receivables, $978,000 of depreciation expenses, a $668,000 increase in trade payables and a $180,000 expense due to stock-based compensation issued to employees, partially offset by a $1.2 million increase in other receivables and prepaid expenses, a $683,000 net loss from continuing operations, a $381,000 increase in inventory, a $273,000 decrease in other current liabilities, a $25,000 gain on sale of property and equipment, a $20,000 decrease in deferred tax liability and a $19,000 change in accrued severance pay, net.

For the nine months ended September 30, 2017, net cash used in continuing operating activities was $2.4 million, primarily due to a $1.3 million net loss from continuing operations, a $777,000 decrease in other current liabilities, a $710,000 increase in inventory, a $611,000 decrease in trade payables, a $435,000 increase in other receivables and prepaid expenses, a $41,000 decrease in accrued interest and a $9,000 gain on sale of property and equipment, partially offset by depreciation expenses of $878,000, a $238,000 expense due to stock-based compensation issued to employees, a $187,000 decrease in trade receivables, a $72,000 increase in accrued severance pay and a $37,000 deferred tax expense.

Operating activities related to discontinued operations

For the nine months ended September 30, 2018, net cash used in discontinued operating activities was $115,000, related to the SmartID division and previous parking business.

For the nine months ended September 30, 2017, net cash used in discontinued operating activities was $86,000, related to the SmartID division and previous parking business.

Investing and financing activities related to continuing operations

For the nine months ended September 30, 2018, net cash provided by continuing investing activities was $696,000, mainly due to $1.2 million in proceeds of short-term investments, $52,000 in proceeds from the sale of property and equipment and $8,000 in proceeds from restricted deposits for employee benefits partially offset by $467,000 of purchases of property and equipment and $92,000 investment in capitalized product costs.

For the nine months ended September 30, 2017, net cash provided by continuing investing activities was $2.6 million, mainly due to $2.9 million in proceeds of short-term investments, $44,000 in proceeds from restricted deposits for employee benefits and $14,000 in proceeds from the sale of property and equipment, partially offset by $185,000 investment in capitalized product costs and $160,000 purchases of property and equipment.

For the nine months ended September 30, 2018, net cash used in continuing financing activities was $4.4 million, mainly due to $3.4 million decrease in short-term bank credit and a repayment of $979,000 of long-term bank loans, partially offset by proceeds of $34,000 from the exercise of options.

For the nine months ended September 30, 2017, net cash used in continuing financing activities was $516,000, mainly due to a repayment of $469,000 of long-term bank loans and a $72,000 decrease in short-term bank credit, partially offset by proceeds of $25,000 from the exercise of options.

Investing and financing activities related to discontinued operations

We had no cash flows provided by or used in discontinued investing or financing activities in the nine months ended September 30, 2018 and September 30, 2017.

Off Balance Sheet Arrangements

We have no off balance sheet arrangements.

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures - Our management, including our Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, are responsible for establishing and maintaining our disclosure controls and procedures (within the meaning of Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended, or Exchange Act). These controls and procedures are designed to ensure that information required to be disclosed in the reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information was made known to our management, including our CEO and CFO, by others within the Company, as appropriate to allow timely decisions regarding required disclosure. We evaluated these disclosure controls and procedures under the supervision of our CEO and CFO as of September 30, 2018. Based upon that evaluation, our management, including our CEO and CFO, concluded that our disclosure controls and procedures are effective as of such date.

Changes in Internal Control Over Financial Reporting - There has been no change in our internal control over financial reporting during the quarter ended September 30, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

In December 2013, we completed the sale of certain assets, subsidiaries and intellectual property, or IP, relating to our Smart ID division, for a total purchase price of $10,000,000 in cash and an additional $12,500,000 subject to performance-based milestones. On April 20, 2016, the purchaser of the Smart ID division, SuperCom Ltd., or Supercom, and we entered into a settlement agreement resolving certain litigation between SuperCom and us pursuant to which SuperCom paid us $2,050,000 and will agree to pay us up to $1,500,000 in accordance with and subject to a certain earn-out mechanism. In November 2017, we commenced an arbitration procedure with SuperCom, in which we claim that additional earn-out payments have not been paid to us. SuperCom also raised claims against us during the arbitration procedure for material damages. According to legal advice, the Company has good claims in the arbitration and the chances that we will be required to compensate SuperCom are low. The arbitration hearing took place on March 6, 2018, and in the coming weeks the parties are expected to complete the submission of their written summaries, after which a decision will be given by the arbitrator.

In June 2013, prior to the divestiture of our SmartID division, Merwell Inc., or Merwell, filed a claim against us before an agreed-upon arbitrator alleging breach of contract in connection with certain commissions claimed to be owed to Merwell with respect to the division’s activities in Tanzania.  These activities, along with all other activities of the SmartID division, were later assigned to and assumed by SuperCom in its purchase of the division. SuperCom undertook to indemnify us and hold us harmless against any liabilities that we may incur in connection with Merwell’s consulting agreement and the arbitration.  An arbitration decision was issued on February 21, 2016, awarding Merwell approximately $855,000 for outstanding commissions. The arbitration decision was appealed and the appeal was denied, and currently the awarded amount is approximately $1,050,000. To date SuperCom has failed to make the payment. However, as mentioned above, based on the agreement with SuperCom (which was granted an effect of a court judgement), SuperCom is liable for all the costs and liabilities arising out of this claim.

On October 3, 2013, a financial claim was filed against us and our then French subsidiary, Parx France (in this paragraph, together, the Defendants), in the Commercial Court of Paris, France (in this paragraph, the Court). The sum of the claim is €1,500,000 ($1,743,000) and is based on the allegation that the plaintiff sustained certain losses in connection with Defendants not granting the plaintiff exclusive marketing rights to distribute and operate the Defendants’ PIAF Parking System in Paris and the Ile of France. On October 25, 2017, the Court issued its ruling in this matter dismissing all claims against us but ordering Parx France to pay the plaintiff €50,000 ($58,000) plus interest in damages plus another approximately €5,000 ($6,000) in other fees and penalties. We offered to pay the amounts mentioned above to the plaintiff in consideration for not filing future appeals. The plaintiff rejected this offer and filed an appeal against Parx France and us claiming the sum of €503,000 ($584,000) plus interest and expenses. Based on the assessment of the Company’s external legal counsel, the Company’s management is of the opinion that the chances of the appeal being approved against the Company are low.

Item 6. Exhibits.

3.1	Amended and Restated Articles of Incorporation (incorporated by reference to the Company’s Report on Form 6-K filed with the SEC on October 31, 2013).

3.2	Memorandum of Association, dated February 14, 1990 (incorporated by reference to the Company’s Registration Statement on Form F-1, filed with the SEC on June 14, 2002).

31.1*	Rule 13a-14(a) Certification of Chief Executive Officer.

31.2*	Rule 13a-14(a) Certification of Chief Financial Officer.

32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.

32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

101 *	The following materials from our Quarterly Report on Form 10-Q for the quarter ended September 30, 2018 formatted in XBRL (eXtensible Business Reporting Language): (i) the Interim Condensed Consolidated Balance Sheets, (ii) the Interim Condensed Consolidated Statements of Operations, (iii) the Interim Condensed Consolidated Statements of Comprehensive Loss, (iv) the Interim Condensed Statements of Changes in Equity, (v) the Interim Condensed Consolidated Statements of Cash Flows, and (vi) the Notes to Interim Condensed Consolidated Financial Statements, tagged as blocks of text and in detail.

*Filed herewith.

** Furnished herewith.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ON TRACK INNOVATIONS LTD.

By:	/s/ Shlomi Cohen
Shlomi Cohen, Chief Executive Officer
(Principal Executive Officer)
Dated: November 14, 2018

By:	/s/ Assaf Cohen
Assaf Cohen, Chief Financial Officer
(Principal Financial and Accounting Officer)
Dated: November 14, 2018