Form 10-K
period 2018-12-31
ON TRACK INNOVATIONS LTD
filed 2019-03-25
CIK 1021604

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

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

Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

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

The number of shares of the registrant’s Ordinary Shares outstanding on March 4, 2019, was 41,294,377.

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

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

The statements contained in this Annual Report on Form 10-K, or Annual Report, that are not historical facts are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 and other federal securities laws. Such forward-looking statements may be identified by, among other things, the use of forward-looking terminology such as “believes,” “intends,” “plans” “expects,” “may,” “will,” “should,” “estimate,” “likely,” “foresee,” or “anticipates” or the negative thereof or other variations thereon or comparable terminology, and similar expressions are intended to identify forward-looking statements. We remind readers that forward-looking statements are merely predictions and therefore are inherently subject to uncertainties and other factors and involve known and unknown risks that could cause the actual results, performance, levels of activity, or our achievements, or industry results, to be materially different from any actual future results, performance, levels of activity, or our achievements, or industry results, expressed or implied by such forward-looking statements. Such forward-looking statements may appear in Item 1 – “Business” and Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” as well as elsewhere in this Annual Report and include, among other statements, statements regarding the following:

●	our expectations regarding the growth of the near-field communication, or NFC, market;

●	the expected development and potential benefits of our existing or future products or our intellectual property, or IP;

●	increased generation of revenues from licensing, transaction fees and/or other arrangements;

●	future sources of revenue, ongoing relationships with current and future business partners, distributors suppliers, customers, end-user customers and resellers;

●	our intention to generate additional recurring revenues, license and transaction fees;

●	future costs and expenses and adequacy of capital resources;

●	our intention to continue to expand our market presence via strategic partnerships around the globe;

●	our expectations that revenues from our business will grow in the next years, and the expected reasons for that growth;

●	our expectations regarding our short-term and long-term capital requirements;

●	our intention to continue to invest in research and development;

●	our outlook for the coming months and

●	information with respect to any other plans and strategies for our business.

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

ii

PART I

Item 1. Business.

General Overview

We are a fintech pioneer and a leading developer of cutting-edge secure cashless payment solutions providing global enterprises with innovative technology for almost three decades. We operate in two main segments: (1) Retail and Mass Transit Ticketing; and (2) Petroleum. In addition to our two reportable segments, certain products for the medical industry and other secure smart card solutions were classified under “Other” in segment analysis in previous reports. However, on December 3, 2018, we together with our wholly owned subsidiary, OTI Petrosmart (PTY) Limited, entered into an agreement with Smart Applications International Ltd., or SMART, to sell all of the assets related to our MediSmart division (for certain products for the medical industry) to SMART for $2.75 million in cash, or the MediSmart Transaction. The MediSmart Transaction closed on December 31, 2018 and therefore in this Annual Report we provide information only with respect to our two current segments, Retail and Mass Transit Ticketing; and Petroleum.

Our vision is to strengthen our global presence with innovative solutions and provide our customers with the best possible support in superior service and reliable advanced products.

Our IP portfolio includes registered patents and patent applications worldwide. Since our incorporation in 1990, we have built an international reputation for reliability and innovation, deploying many solutions for unattended retail, mass transit, banking, medical smart card, Internet of Payment Things, or IoPT, and the petroleum management industries. As described above, upon the closing of the MediSmart Transaction, we sold our intellectual property related to our medical smart card business.

We operate a global network of regional offices, distributors and partners to support various solutions deployed across the globe.

We focus on our core business of providing innovative cashless payment solutions based, among other things, on our innovative contactless NFC technology.

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

a.	Self-Service (Unattended) Retail, Internet of Payment Things (IoPT) and Wearables

Self-Service (Unattended) Retail - NFC and contactless technologies are embraced globally to create cashless retail environments known as self-service or unattended - a type of retail business where customers help themselves with respect to the products or services they wish to purchase, using different payment methods such as NFC, contactless, chip cards and magnetic strip (magstripe) to accept the payment. Examples of business models that permit their customers an aspect of self-service include vending, laundromats, kiosks, gaming, banking, mass transit, electric vehicle charging points and self-service (self-checkout).

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

EasyFuel Plus® is OTI’s scalable automated fuel management and payment solution aimed at ensuring that the right amount of the right type of fuel is dispensed into the right vehicle. Wireless, cashless, cardless and paperless, EasyFuel Plus® is based on OTI’s state of the art contactless smart card technology platform, providing customers with maximum flexibility and security.

Escalating fuel costs demand that customers introduce more stringent controls when refueling at both onroad and home base locations. EasyFuel Plus® addresses the needs of the Business to Business sector of the market by enabling customers to control and manage the refueling process against a customizable set of business rules, whilst automatically capturing transaction information, including odometer and/or engine operating hours.

The EasyFuel Plus® solution can also be leveraged to address the needs of private motorists by automating the refueling process and serving as a platform to engender customer loyalty.

In order to expedite and maintain the most up-to-date integration to EasyFuel Plus®, we utilize our VIS software application, which is hosted on our VIS Site Controller (a combined hardware and software controller). The VIS application controls all aspects of the Automatic Vehicle Identification, or AVI, hardware and software, along with implementing support for the pump controller’s third-party interface specification. Referred to as the “Universal Integration Approach”, this is a differentiating feature of OTI PetroSmart’s offering.

As a service provider to leading oil companies in respect of their respective AVI program, OTI PetroSmart has developed a back-office suite over the years to automate a wide range of processes and to provide tools for management of installation, maintenance, and reporting of the AVI system.

OTI PetroSmart, a wholly owned subsidiary of OTI, has operated as OTI’s Global Value Added Reseller, or VAR, for the petroleum product line since 2013.

Our Products

Below are the details of our portfolio for each of the above-mentioned vertical markets.

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

Our readers are certified by the leading card associations, including, amongst others, EMVCo, Visa, MasterCard, Amex, Discover and Interac, and are compatible as well for use with various NFC mobile payments solutions such as Apple Pay™, Google Pay™ (previously known as Android Pay), Samsung Pay™, MIFARE™, FeliCa™ and others. EMVCo modular meets the requirements of different applications and platforms and saves certification implementation and reduces the cost and time of any EMVCo project.

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

The OTI UNO range is currently available in 3 models: ● UNO-6 – EMV ● UNO-8– EMV modular + FeliCa + P2P ● UNO-Plus– EMV modular + FeliCa + P2P + Display
OTI Trio

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

OTI GoBox – Gateway, Payment and Multimedia Services Enabler for Machines

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

OTI’s otiMetry solution is a modular telemetry system which includes:

Cashless Reader Hardware – OTI UNO or OTI Trio readers
M2M Controller/Gateway – enables connectivity and M2M communications (TeleBox/GoBox)
TMS (Terminal Management System) – a pre-integrated cloud service that is responsible for remote terminal management
Telemetry – Cloud-based software which provides all the data insights required to turn a vending operation into a smart vending business

otiMetry supports the entire business lifecycle management and includes:
Cashless payment
Online terminal and vending machine remote management
Telemetry information such as cash, stock levels, alerts, route planning, and business optimization.

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

Mass Transit Ticketing Market

Our wholly-owned subsidiary, ASEC, is a leading provider of contactless ticket selling systems for public transport in Poland. ASEC’s system for public transportation (metro, tramways, buses, trains) is installed in the city of Warsaw and an additional major city, as well as in one of the largest passenger railways in Poland – the Mazovia Railway. ASEC is a leading provider of electronic ticketing card systems in Poland and card management systems for ticketing applications. ASEC is also a provider in Poland of services enabling loading of contactless prepaid cellular telephone cards based on Global System for Mobile Communications, or GSM, installed on ticket vending machines.

ASEC’s Ticket Vending Machines, or TVM, are highly specialized devices, the main functions of which are encoding and loading electronic card tickets for the public transport and selling paper tickets. The system’s software is provided by ASEC and may be adjusted to the customer’s requirements. The big advantage of our software solution is that the single TVM sells tickets for a few different public transportation companies - the unique solution allows someone to buy, at the single TVM, tickets for buses and for trains as well.

TVM Functionalities:

●	Loading of electronic contactless cards for public transport with seasonal tickets, zone tickets, etc. (local city transport, buses, metro, railway, etc.)
●	Selling of paper tickets with QR code and magstripe
●	Loading of pre-paid cellular phone cards
●	Advertising on TVMs’ screens and machines’ casing
●	Other possible functionalities include issuing city resident cards, tourist cards, and social benefit cards

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

EasyFuel Plus® is a modular and scalable fuel management solution, that is perfect for:

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

On December 3, 2018, we together with our wholly owned subsidiary, OTI Petrosmart (PTY) Limited, entered into an agreement with SMART to sell all of the assets related to our MediSmart division (for certain products for the medical industry) to SMART for $2.75 million in cash. This transaction closed on December 31, 2018 and as part of the sold assets we sold our MediSmart® solution.

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

The world’s leading smartphone manufacturers are either including or are expected to include NFC support in their upcoming handset upgrades, which will enhance the technology adoption lifecycle. Whether it is a standard contactless travel card, or EMV contactless card, or an NFC mobile phone, the main motive is to provide quick and efficient payment solutions. Leading smartphone manufacturers have also introduced and are actively pushing the use of their own contactless payment solutions such as Apple Pay™, Android Pay™ and Samsung Pay™, all of which require a contactless reader to be available at the merchant countertop.

Strategy

Our goal is to maintain our status as a leading developer of NFC and cashless payment technologies and our reputation as a manufacturer of top-quality products carrying the highest certification standards.

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

Sales and Marketing

In addition to selling our products through our distributors, we sell and market our products directly and through our global network of subsidiaries. We have also engaged consultants to market and sell our products in the Asia-Pacific region. We market and sell our products in the Americas through our U.S.-based subsidiary, OTI America. In Africa, our subsidiary in South Africa, OTI PetroSmart, and in Europe, ASEC, our Polish subsidiary. In Israel and in regions where we do not have local subsidiaries or representatives, we market and sell through our main headquarters in Rosh Pina, Israel. Our marketing and sales staff implement marketing campaigns to promote our products and services to enhance our global brand recognition. Our current marketing efforts include participation in trade shows, conferences, press releases, four multilingual brand websites, social media, client/ distributor meetings and advertising in local and global industry publications. We also conduct technical seminars to inform sales staff, customers, distributors, business partners and other industry contributors of our unique products and innovative technologies.

Some customers also act as distributors for our products and have been granted exclusive distributors rights within a country or region. We generally guarantee exclusivity only against certain minimum volume commitments or other commercial conditions determined on a per case basis.

Customers

Our customer base is concentrated among a limited number of large customers. Our revenues may continue to depend on a limited number of major customers. The customers we consider to be our major customers and the percentage of our revenue represented by each major customer vary from period to period. In 2018, 2017 and 2016, our customer related to mass transit in Poland provided 15%, 16% and 17%, respectively, of our total revenues for such periods. In addition, another customer in North America accounted for 9%, 12% and 9% of our total revenues for 2018, 2017 and 2016, respectively. In addition, another customer in Japan accounted for 11% and 11% of our total revenues for 2018 and 2017, respectively. If we were to lose any one of our major customers, or if any of our customers were to have difficulty meeting their financial obligations to us for any reason, our financial condition and results of operations would be adversely affected.

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

Competition

Our competition is with technology vendors that provide cashless payments solutions products and technologies:

●	In the Retail Market, our competition includes unattended payment solution and technology providers such as ID Tech, Nayax, Ingenico, Televend and Verifone.

●	In the Petroleum Market, we compete with fueling and fleet management end-to-end solution vendors such as Orpak and Hectronic. As this domain has high entrance barriers, competition in this field is limited.

Employees

Following is the number of our employees during each of the past three years:

Total Number of employees as of December 31,
2018	2017	2016
126	120	120

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

●	ASEC S.A. (Spolka Akcyjna), our wholly-owned Polish subsidiary, is headquartered in Krakow, Poland. ASEC provides marketing, distribution, and customer support for our products in Europe. We have the right to appoint all of the members of its board of directors.

●	OTI America Inc., our wholly-owned U.S. subsidiary, is headquartered in Austin, Texas and is incorporated in Delaware. OTI America provides marketing and customer support for our products in the Americas. We have the right to appoint all of the members of its board of directors.

●

OTI PetroSmart (Pty) Ltd. (formerly named OTI Africa (PTY) Ltd.), our wholly-owned South African subsidiary, is headquartered and incorporated in Cape Town, with a branch office in Johannesburg. OTI PetroSmart is OTI’s global VAR for the petroleum product line, responsible for all business development; sales and marketing activities and all technical and support services, such as system integration, installation, commissioning and tech support and help desk services either directly or in collaboration with in-country partners, distributors and sub-contractors. We have the right to appoint all of the members of its board of directors.

Documents on Display

The SEC maintains an internet website that contains reports and other information regarding issuers that file electronically with the SEC. Our filings with the SEC are also available to the public through the SEC’s website at www.sec.gov.

We maintain a corporate website www.otiglobal.com. Information contained on, or that can be accessed through, our website and the other websites referenced above do not constitute a part of this annual report on Form 10-K. We have included these website addresses in this annual report on Form 10-K solely as inactive textual references.

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

Risks Related to Our Business

We have a history of losses, and we may continue to incur full-year losses in 2019 and in subsequent years.

We have incurred losses in each year since we commenced operations in 1990. We reported net losses attributable to shareholders of $860,000 in 2016, $598,000 in 2017 and $263,000 in 2018. We may continue to incur full-year losses in 2019 and afterwards, as we invest in the expansion of our global sales and marketing network, reduce our product prices in return for future transaction fees based on the volume of transactions in systems that contain our products, invest in fixed assets that may generate revenues more slowly than expected, and enhance our research and development capabilities to develop existing and new products.

We depend on a small number of large customers and the loss of one or more of them would lower our revenues.

Our customer base is concentrated among a limited number of large customers. Our revenues may continue to depend on a limited number of major customers. The customers we consider to be our major customers and the percentage of our revenue represented by each major customer vary from period to period. In 2018, 2017 and 2016, our customer related to mass transit in Poland provided 15%, 16% and 17%, respectively, of our total revenues for such periods. In addition, another customer in North America accounted for 9%, 12% and 9% of our total revenues for 2018, 2017 and 2016, respectively. In addition, another customer in Japan accounted for 11% of our total revenues for 2018 and 2017. If we were to lose any one of our major customers, or if any of our customers were to have difficulty meeting their financial obligations to us for any reason, our financial condition and results of operations would be adversely affected.

If the markets for our products do not grow, sales of our products may not grow and may even decline.

The success of our products depends on the continuing adoption of cashless payment solutions within a broad spectrum of industries including unattended retail, mass transit, and fueling. Such continuing adoption of cashless payment solutions and technologies also depends on the enactment and implementation of regulations and industry standards regarding secure cashless payment. Should such industries fail to adopt cashless payment technologies or solutions or experience any economic downturn, or should regulations fail to support such solutions, the markets for our products may not grow or actually meet our current predictions.

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

We may pursue acquisitions of other companies or new or complementary products, technologies and businesses in the future. Acquisitions create risks for our business that could cause our results to differ materially and adversely from our expected or projected results. Such risks include the effects of possible disruption to the continued expansion of our product lines, potential changes in our customer base and changes to the total available market for our existing products, reduced demand for our products, the impact of any such acquisition on our financial results, negative customer reaction to any such acquisition and our ability to successfully integrate an acquired company’s operations with our operations. Acquisitions create additional risks for our business that could cause our results to differ materially and adversely from our expected or projected results. Such risks include: difficulties in integrating the operations, systems, technologies, products and personnel of the acquired companies, particularly companies with large and widespread operations and/or complex products; the diversion of management’s attention from normal daily operations of the business and the challenges of managing larger and more widespread operations resulting from acquisitions; possible disruption to the continued expansion of our product lines; potential changes in our customer base and changes to the total available market for our products; reduced demand for our existing products; the use of a substantial portion of our cash resources and incurrence of significant amounts of debt; significant increases to our interest expense, leverage and debt service requirements as a result of incurring debt; the impact of any such acquisition on our financial results; internal controls may become more complex and may require significantly more resources to ensure they remain effective; negative customer reaction to any such acquisition; assuming the liabilities of the acquired company; and dilution to our shareholders if we make these acquisitions in exchange for our shares.

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

Some of the components we use in our products are supplied by third-party suppliers and manufacturers. Some of these suppliers are single source manufacturers. Termination of manufacturing of a certain product, provision of services or support (commonly referred to as “end of life”), allocations due to high demand, or delays or shortages could interrupt and delay the supply of our products to our customers and may result in cancellation of orders for our products. Similarly, we do not always have long-term supply contracts under which our suppliers are committed to supply us with components at fixed or defined prices. Suppliers sometimes may increase component prices significantly without advance warning or could discontinue the manufacturing or supply of components used in our products. In addition, third party suppliers may face other challenges in fulfilling their contractual obligations with us which are beyond our control. Although we make efforts to identify and retain second source manufacturers and vendors, we may not always be able to develop alternative sources of supply and services. Even if we are able to identify such alternative sources, we may need to modify our products to render them compatible with other components. This may cause delays in product shipments, increase manufacturing costs and increase product prices.

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

Our patent portfolio includes registered patents and pending patents applications worldwide encompassing, among others, product applications, system and product architecture and product concepts. We cannot be certain that patents will be issued with respect to any of our pending or future patent applications or that the scope of our existing patents, or any future patents that are issued to us, will provide us with adequate protection for our technology and products. Others may challenge our patents or patent applications as well as our registered trademarks and other intellectual property rights. We do not know whether any of them will be upheld as valid or will be enforceable against alleged infringers. Thus, we do not know whether they will enable us to prevent or hinder the development of competing products or technologies. Moreover, patents provide legal protection only in the countries where they are registered, and the extent of the protection granted by patents varies from country to country.

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

We retain sensitive data, including intellectual property, books of record and personally identifiable information, on our networks. It is critical to our business strategy that our infrastructure and other infrastructure we use to host our solutions remain secure, do not suffer system failures and are perceived by customers and partners to be secure and reliable. Despite our security measures, our infrastructure and the third-party infrastructure we use to host our solutions may be vulnerable to attacks by hackers or other disruptive problems. Any security breach or system failure may compromise information stored on our networks. Such an occurrence could negatively affect our reputation as a trusted provider of the affected solutions.

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

We are required by some of our customers to meet industry standards imposed by payment systems standards-setting organizations such as EMV, credit card associations such as Visa, MasterCard, Discover and other credit card associations and standard-setting organizations such as the Payment Card Industry Security Standards Council, and other local organizations. Furthermore, some of our offerings are subject to the Payment Card Industry Data Security Standards, which are a set of multifaceted security standards that are designed to protect credit card and personal information as mandated by payment card industry entities. Even though we attempt to protect our company through our contracts with our customers, we have limited oversight or control over the actions and practices of our clients and other third-party service providers.

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

Our business and financial condition could be adversely affected if we do not comply with new or existing industry standards and regulations or obtain or retain necessary regulatory approval or certifications in a timely fashion, or if compliance results in increasing the cost of our products.

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

In addition, prior to purchasing our products, some customers may require us to receive or obtain a third-party certification, or occasionally certify our products by ourselves, that our products can be integrated successfully into their systems or comply with applicable regulations. In some cases, in order for our products, or for the system into which they are integrated, to be certified, we may have to make significant product modifications. Furthermore, receipt of third-party certifications may not occur in a timely manner or at all. Failure to receive third-party certifications could render us unable to deploy our products in a timely manner or at all, which may adversely affect our operations, business, financial results and financial condition.

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

We are a global company with worldwide operations. In addition to being headquartered in Northern Israel, we derive a certain portion of our sales and future growth from regions such as Latin America, Eastern Europe and Africa, which may be more susceptible to political or economic instability.

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

The SEC has adopted disclosure requirements under section 102 of the Dodd-Frank Wall Street Reform and Consumer Protection Act regarding the source of certain minerals for which such conflict minerals are necessary to the functionality or production of a product manufactured, or contracted to be manufactured which are mined from the Democratic Republic of Congo, and adjoining countries, including Sudan, Uganda, Burundi, United Republic of Tanzania, Zambia, Angola, and the Central African Republic. Under these rules we file a conflict minerals report as an exhibit to a Form SD report with the SEC. The conflict minerals report is required to set out the due diligence efforts and procedures exercised on the source and chain of custody of such conflict minerals, in accordance with internationally recognized due diligence framework, and a description of the Company’s products containing such conflict minerals. Although we expect that we will be able to continue to comply with the requirements of the applicable rules, we have incurred, and expect to continue to incur costs to conduct a country of origin inquiries and to exercise such due diligence. In addition, in preparing to do so, the Company is dependent upon the implementation of new systems and processes and information supplied by certain suppliers of products that contain, or potentially contain conflict minerals. To the extent that the information that it receives from its suppliers is inaccurate or inadequate or its processes in obtaining that information do not fulfill the SEC’s requirements, the Company could face SEC enforcement risks.

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

Our Ordinary Shares are listed on the Nasdaq Capital Market. Nasdaq provides various continued listing requirements that a company must meet in order for its stock to continue trading on the Nasdaq Capital Market. Among these requirements is the requirement that the Company’s stock trades at a minimum bid price of $1.00 per share. On October 24, 2018, we received a written notice from Nasdaq indicating that we were not in compliance with Nasdaq listing requirements, as our closing bid price for our Ordinary Shares was below $1.00 per share for the previous 30 consecutive trading days. Pursuant to Nasdaq Listing Rule 5810(c)(3)(A), the Company has been granted a 180-calendar day compliance period, or until April 22, 2019, to regain compliance with the minimum bid price requirement. During the compliance period, our Ordinary Shares will continue to be listed and traded on the Nasdaq Stock Market. To regain compliance, the closing bid price of our Ordinary Shares must meet or exceed $1.00 per share for at least 10 consecutive business days during the 180-calendar day compliance period. If we are not in compliance by April 22, 2019, we may be afforded a second 180-calendar day compliance period. To qualify for this additional time, we will be required to meet the continued listing requirement for market value of publicly held shares and all other initial listing standards for Nasdaq with the exception of the minimum bid price requirement. If we do not regain compliance within the allotted compliance period(s), including any extensions that may be granted by Nasdaq, Nasdaq will provide notice that our Ordinary Shares will be subject to delisting. Any such delisting could adversely affect our ability to obtain financing for the continuation of our operations and could result in the loss of confidence by investors, customers and employees.

We may need additional funds in the future and our share price could be adversely affected by future sales of our Ordinary Shares.

As of December 31, 2018, we had 41,294,377 outstanding Ordinary Shares, 1,178,699 Ordinary Shares that were repurchased by us and are held as dormant shares, 40,000 warrants to purchase additional Ordinary Shares at a weighted average exercise price of $0.95 per share and 1,461,000 options to purchase additional Ordinary Shares at a weighted average exercise price of $1.24 per share. On October 20, 2017, we filed a shelf registration statement on Form S-3 with the SEC, or Shelf Registration, which was declared effective on November 15, 2017, under which we may, from time to time, sell up to an aggregate of $50 million of our securities, subject to limitations, based on the value of our shares held by non-affiliates. We have implemented certain cost reduction initiatives and have reached certain arrangements and agreements that we expect will provide additional cash resources and are constantly looking for ways to increase our cash resources to fund our operating expenses and capital requirements. However, there is no assurance we will not need additional funds in the future to meet our operating expenses and capital requirements, and we may use the Shelf Registration in the future to raise funds by additional public offerings or issue additional Ordinary Shares. The market price of our Ordinary Shares could drop as a result of sales of substantial amounts of our Ordinary Shares in the public market or the perception that such sales may occur, including sales or perceived sales by our directors, officers or principal shareholders. These factors could also make it more difficult to raise additional funds through future offerings of our Ordinary Shares or other securities. Also, if we are unable to obtain additional funds on terms favorable to us, or at all, we may be required to cease or reduce our operating activities.

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

As of December 31, 2018, we have only 5,408,424 authorized but unissued and unreserved Ordinary Shares. The current number of these unissued and unreserved shares may not be sufficient to allow us to conduct future offerings of our equity securities to raise capital, to grant options or to conduct other strategic transactions with our Ordinary Shares. Under Israeli corporate law, any increase in our authorized share capital requires the approval of our shareholders. Obtaining shareholder approval may delay or otherwise interfere with conducting transactions of the type mentioned above. Furthermore, there is no assurance that our shareholders will approve a proposal to increase our share capital.

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

The Sarbanes-Oxley Act of 2002 imposes certain duties on us and our executives and directors. Our efforts to comply with the requirements of the Sarbanes-Oxley Act, and in particular with Section 404, have resulted in increased general and administrative expenses and a diversion of management time and attention, and we expect these efforts to require the continued commitment of resources. If we fail to maintain the adequacy of our internal controls, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal control over financial reporting. Although our management has determined that we had effective internal control over financial reporting as of December 31, 2018, we may identify material weaknesses or significant deficiencies in our future internal control over financial reporting. In addition, as a smaller reporting company, our internal control over financial reporting is not required to be audited by our independent registered public accounting firm. Failure to maintain effective internal control over financial reporting could result in investigation or sanctions by regulatory authorities and could have a material adverse effect on our operating results, investor confidence in our reported financial information, and the market price of our Ordinary Shares.

Risks Related to Conducting Business in Israel

Security, political and economic instability in the Middle East may harm our business.

We are incorporated under the laws of the State of Israel, and our principal offices and research and development facilities are located in Northern Israel. Accordingly, security, political and economic conditions in the Middle East in general, and in Israel in particular, may directly affect our business.

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

We are entitled to certain tax benefits under Israeli government programs, largely as a result of the “Approved Enterprise” status granted to some of our capital investment programs by the Israeli Ministry of Finance, and due to eligibility of tax benefits under the “Preferred Enterprise” routes. These benefits include tax exemption or reduced tax rates. Without such benefits, our taxable income would be taxed at the regular corporate tax rate (23% in 2018). To maintain our eligibility for these tax benefits, we must continue to meet conditions, including making specified investments in property, plant, and equipment and maintaining a certain minimum level of export sales. We cannot assure that we will continue to be eligible for these tax benefits at the same rate or at all. The termination or reduction of these programs and tax benefits could increase our taxes, once we become profitable, and could have a material adverse effect on our business.

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

Our research and development efforts, during the period between 1999 and 2006, were financed in part through royalty-bearing grants that we received from the IIA. As of December 31, 2018, we received a total of approximately $7 million from the IIA. The total amount of grants received as of December 31, 2018, net of royalties paid, was approximately $3.8 million (including accrued interest). With respect to such grants, we are committed to pay the IIA royalties at a rate of 3%-3.5% from our sales, up to the total amount of grants received, linked to the dollar and bearing interest at an annual rate of LIBOR applicable to dollar deposits. Even following full repayment of the IIA grants, we are required to comply with the requirements of the Israeli Encouragement of Industrial Research and Development Law, 5744-1984, and related regulations, or the Research Law. When a company develops know-how, technology or products using IIA grants, the terms of these grants and the Research Law restrict the transfer of such know-how, and the transfer of manufacturing or manufacturing rights of such products, technologies or know-how outside of Israel, without the prior approval of the IIA. Therefore, if aspects of our technologies are deemed to have been developed with IIA funding, the discretionary approval of an IIA committee would be required for any transfer to third parties outside of Israel of IIA-supported know-how or manufacturing or manufacturing rights related to those aspects of such technologies, and may result in payment of increased royalties (both increased royalty rates and increased royalties ceilings) and/or payment of additional amounts to the IIA. We may not receive such approvals. Furthermore, the IIA may impose certain conditions on any arrangement under which it permits us to transfer technology or development out of Israel (including for the purpose of manufacturing). Licensing IIA-supported technologies may, under certain circumstances, be considered a transfer of know-how and therefore may require approval as aforementioned.

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

Item 1B. Unresolved Staff Comments.

Not Applicable.

Item 2. Properties.

We lease an aggregate of 1,620 square meters of office space in Rosh Pina, Israel pursuant to a lease that expired on July 31, 2018, and was extended until July 31, 2019.

In January 2019, we signed two new lease agreements for two new locations, one in Yokne’am (for approximately 550 square meter) and one in Rosh Pina (for approximately 260 square meters).

The term of the Yokne’am lease, to which our headquarter will relocate, shall commence on June 1, 2019 and will end on May 31, 2024 with an option of a 5-year extension which shall begin on June 1, 2024 and end on May 31, 2029.

The term of the Rosh Pina lease, to which our research and development functions will relocate, will commence on May 1, 2019 and will end on April 30, 2023 with three one-year options of extension.

The relocation is in line with our decision to relocate to a more central location in Israel because our current northern location and its distance from the center make it challenging for us to do business and in particular to hire qualified personnel. The relocation is expected to take place by the end of June 2019.

OTI America leases an aggregate of 1,405 square feet of office space in Austin, Texas pursuant to a lease that expires on May 31, 2020.

OTI PetroSmart owns an aggregate of approximately 800 square meters of office space and 386 square meters of store and parking area in Cape Town, South Africa and leases 214 square meters of office space in Johannesburg, South Africa, pursuant to a lease agreement that extends until April 30, 2021.

ASEC leases 532 square meters of office space and 27 square meters of warehouse space in Krakow, Poland, pursuant to a lease terminable on six months’ prior notice that expires on March 31, 2023 and 28 square meters of office space in Lublin, Poland for an indefinite period, terminable on three months’ prior notice. ASEC also leases office and warehouse space in three separate locations in Warsaw, Poland: (i) 143 square meters of office space pursuant to a lease that expires on April 29, 2019; (ii) 60 square meters of office space pursuant to a lease that expires on April 30, 2019; and (iii) 86 square meters as office space pursuant to a lease that expire on May 2, 2019 and 87 square meters of warehouse space pursuant to leases that expire on April 15, 2019 as to the warehouse space.

We believe that the current space we have is adequate to meet our current and near future needs.

Item 3. Legal Proceedings.

From time to time, we become involved in various routine legal proceedings incidental to the ordinary course of our business. Other than the payment of NIS 5,080 (approximately $1,370) made to Merwell, Inc. on January 8, 2019, as specified below, we do not believe that the outcomes of these legal proceedings have had in the recent past or will have (with respect to any pending proceedings), significant effects on our financial position or profitability.

On September 2, 2012, we filed an insurance lawsuit in the Israeli Central District Court against Harel Insurance Company Ltd., or Harel, for damages incurred by us due to flooding in our subcontractor’s (Smartrac) manufacturing site in Thailand in 2011, in the amount of approximately $11 million. This caused disruptions to our supply chain and specifically affected our ability to deliver products to our customers. On August 23, 2017, the District Court in Israel issued judgment in our favor in the amount of approximately $2.3 million (including $0.7 million specifically set for legal fees, etc.) for insurance coverage for damages incurred in connection with flooding in Thailand. Harel submitted its appeal of the judgment to the Israeli Supreme Court as well as a request for stay of judgment. On October 30, 2017, the Court denied the requested stay. Following the denial of Harel’s request, a payment of approximately $1.6 million was received. Based on the advice of counsel, the Company currently believes that there are sufficient grounds on which to uphold the District Court’s ruling and, as such, Harel’s appeal will be denied. The appeal hearing was scheduled for May 29, 2019.

On October 3, 2013, a financial claim was filed against us and our then-subsidiary, Parx France (referred to in this paragraph, collectively, as the Defendants), in the Commercial Court of Paris, France. The sum of the claim was €1.5 million and was based on the allegation that the plaintiff sustained certain losses in connection with Defendants not granting the plaintiff exclusive marketing rights to distribute and operate the Defendants’ PIAF Parking System in Paris and the Ile of France. We filed an initial memorandum of defense rejecting all the plaintiff’s allegations and claims. On October 25, 2017, the Paris Commercial Court issued its ruling in this matter dismissing all claims against us but ordered Parx France to pay the plaintiff €50,000 (plus interest) in damages plus another approximately €5,000 in other fees and penalties. In order to end the legal uncertainty, we offered to pay the amounts mentioned above to the plaintiff in consideration for not filing future appeals. The plaintiff rejected this offer and filed an appeal. Our answer to the appeal is due by November 7, 2019, and the appeal hearing is scheduled for December 5, 2019.

In June 2013, prior to our divestiture of our SmartID division, Merwell Inc., or Merwell, filed a claim against us before an agreed-upon arbitrator alleging breach of contract in connection with certain commissions claimed to be owed to Merwell with respect to the division’s activities in Tanzania. These activities, along with all other activities of the SmartID division were later assigned to and assumed by SuperCom Ltd., or SuperCom, in its purchase of the division. SuperCom undertook to indemnify us and hold us harmless against any liabilities we may incur in connection with Merwell’s consulting agreement and the arbitration. An arbitration decision was issued on February 21, 2016, awarding Merwell $854,912 for outstanding commissions. The arbitration decision had been appealed by SuperCom but the appeal was denied. In order to collect the award, Merwell filed a motion against the Company and on January 7, 2019 the Nazareth District Court issued a judgment requiring the Company to pay Merwell an amount of NIS 5,080 (approximately $1,370). As mentioned above, based on the agreement with SuperCom (which was granted an effect of a court judgment), we deem SuperCom to be liable for all the costs and liabilities arising out of this claim.

Subsequent to the balance sheet date, and since SuperCom failed to pay us the amounts due, we initiated an arbitration process to collect from SuperCom, the amount paid to Merwell. As of December 31, 2018, we recorded a provision for the full amount paid.

In December 2013, we completed the sale of certain assets, subsidiaries and intellectual property, or IP, relating to its Smart ID division, for a total purchase price of $10,000,000 in cash and an additional $12,500,000 subject to performance-based milestones, or the SmartID Division Divesture. On April 20, 2016, the purchaser of the Smart ID division, SuperCom, and we entered into a settlement agreement resolving certain litigation between SuperCom and us pursuant to which SuperCom paid us $2,050,000 and will agree to pay us up to $1,500,000 in accordance with and subject to a certain earn-out mechanism. In November 2017, we commenced an arbitration procedure with SuperCom, in which we claim that additional earn-out payments have not been paid to us. SuperCom has also raised claims against us during the arbitration procedure. An arbitration decision was issued on December 24, 2018 in our favor and denied SuperCom's claims. The Arbitrator ordered SuperCom to disclose the financial information regarding the earn-out payments that we are entitled to receive, and to pay us accordingly, or otherwise pay us the maximum earn-out amount, which equals to $1,500,000, minus the earn-out amounts that were already paid by SuperCom to us. On February 7, 2019, SuperCom filed an application to the District Court in Tel Aviv to cancel the said arbitration decision and we submitted a response to the application on March 20, 2019.

Item 4. Mine Safety Disclosures.

Not Applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our Ordinary Shares are traded on the Nasdaq Capital Market under the symbol “OTIV”.

Record Holders

Based on a review of the information provided to us by our transfer agent, as of March 4, 2019, there were 18 holders of record of our Ordinary Shares. This number may not be representative of the actual number of beneficial holders of our shares since many of our Ordinary Shares are held of record by brokers or other nominees.

Item 6. Selected Financial Data.

Not applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This discussion and analysis should be read in conjunction with our consolidated financial statements and notes thereto contained in “Item 8. Financial Statements and Supplementary Data” of this Annual Report.

Overview

We are a fintech pioneer and leading developer of cutting-edge secure cashless payment solutions providing global enterprises with innovative technology for almost three decades. We operate in two main segments: (1) Retail and Mass Transit Ticketing; and (2) Petroleum. As a result of the closing of the MediSmart Transaction, we no longer report our “Other” segment.

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

Results of Operations

Discontinued operations. In December 2018, the Company completed the sale of its MediSmart activities (most of which is attributed to our former “Other” segment) to SMART. In September 2016, we completed the sale of certain assets and IP related to our parking business. In December 2013, we completed the sale of certain assets, certain subsidiaries and IP directly related to our SmartID division. The results from such operations and the cash flows for the reporting periods are presented in the statements of operations and in the statements of cash flow, respectively, as discontinued operations separately from continuing operations. All the data in this Annual Report that are derived from our financial statements, unless otherwise specified, exclude the results of those discontinued operations.

Year ended December 31, 2018, compared to years ended December 31, 2017 and 2016

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

	Year ended December 31,
	2018	2017	2016
Sales	$16,725	$16,252	$13,357
Licensing and transaction fees	$5,153	$4,621	$5,395
Total revenues	$21,878	$20,873	$18,752

Sales. Sales increased by $473,000, or 3%, in 2018 compared to 2017 and increased by $2.9 million, or 22%, in 2017 compared to 2016. The increase in 2018 compared to 2017 is mainly attributed to an increase in Retail and Mass Transit Ticketing segment sales in Europe, partially offset by a decrease in sales of readers to the U.S. market. The increase in 2017 compared to 2016 is mainly attributed to an increase in Retail and Mass Transit Ticketing segment sales in Japan, to an increase in Petroleum segment sales in India and to an increase in sales of readers and otiMetry solution in Europe, partially offset by a decrease in sales of readers to the U.S. market.

Licensing and transaction fees. Licensing and transaction fees include single and periodic payments for distribution rights for our products as well as licensing our intellectual property rights to third parties. Transaction fees are paid by customers based on the volume of transactions processed by systems that contain our products. The increase of $532,000 in 2018, or 12%, compared to 2017 is mainly attributed to an increase in licensing and transaction fees related to our otiMetry solution in Europe and Japan. The decrease of $774,000 in 2017, or 14%, compared to 2016 is mainly due to a decrease in licensing of our intellectual property rights to third parties in the U.S. market (licensing including legal actions to enforce patent rights), partially offset by an increase in licensing fees of our otiMetry solution in Europe.

We have historically derived revenues from different geographical areas. The following table sets forth our revenues, by dollar amount (in thousands) and as a percentage of annual revenues in different geographical areas, during the past three years:

Year ended December 31,	Americas		Europe		Africa		APAC
2018	$7,914	36%	$8,395	39%	$2,447	11%	$3,122	14%
2017	$7,167	34%	$7,295	35%	$2,814	14%	$3,597	17%
2016	$9,984	53%	$5,890	32%	$2,310	12%	$568	3%

Our revenues from sales in Americas increased by $747,000, or 10%, in 2018 compared to 2017, mainly due to an increase in sales of Petroleum products partially offset by a decrease in sales of readers to the U.S. market. Our revenues from sales in Americas decreased by $2.8 million, or 28%, in 2017 compared to 2016, mainly due to a decrease in sales of readers to the U.S. market, and by a decrease in licensing of our intellectual property rights to third parties in the U.S. market.

Our revenues from sales in Europe increased by $1.1 million, or 15%, in 2018 compared to 2017, mainly due to an increase of sales of readers in the Russian market. Our revenues from sales in Europe increased by $1.4 million, or 24%, in 2017 compared to 2016, mainly due to an increase in sales in our Retail and Mass Transit Ticketing segment and to an increase in readers and otiMetry solution in the European market.

Our revenues from sales in Africa decreased by $367,000, or 13%, in 2018 compared to 2017, mainly due to a decrease in sales of Petroleum products in Africa. Our revenues from sales in Africa increased by $505,000, or 22%, in 2017 compared to 2016, mainly due to an increase in sales of Petroleum products and affected by fluctuation in currency exchange rate for the South African Rand versus the U.S. Dollar.

Our revenues from sales in APAC decreased by $475,000, or 13%, in 2018 compared to 2017 mainly due to a decrease in our Petroleum products in India. Our revenues from sales in APAC increased by $3 million, or 533%, in 2017 compared to 2016 mainly due to an increase in our Uno Plus and GoBox products in Japan and an increase in our Petroleum products in India.

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

The following table sets forth our revenues, by dollar amount (in thousands) and as a percentage of annual revenues by segments, during the past three years:

Year ended December 31,	Retail and Mass Transit Ticketing		Petroleum
2018	$16,627	76%	$5,251	24%
2017	$15,755	75%	$5,118	25%
2016	$14,630	78%	$4,122	22%

Revenues in 2018 from Retail and Mass Transit Ticketing segment increased by $872,000, or 6%, compared to 2017 mainly due to an increase of sales of readers in Europe. Revenues in 2017 from Retail and Mass Transit Ticketing segment increased by $1.1 million, or 8%, compared to 2016 mainly due to an increase in sales in the Japanese market and an increase in readers and otiMetry solution sales in Europe, partially offset by a decrease in sales of readers to the U.S. market and a decrease in licensing of our intellectual property rights to third parties in the U.S. market.

Revenues in 2018 from the Petroleum segment increased by $133,000, or 3%, compared to 2017, mainly due to an increase in sales of Petroleum products in the United States, partially offset by a decrease in sales of Petroleum products in Africa and India. Revenues in 2017 from the Petroleum segment increased by $1.0 million, or 24%, compared to 2016, mainly due to an increase in sales of Petroleum products in India, and an increase in sales of Petroleum products in Africa.

Cost of Revenues and Gross Margin

Our cost of revenues, presented by gross profit and gross margin percentage, for each of the past three years has been as follows (dollar amounts in thousands):

	Year ended December 31,
Cost of revenues	2018	2017	2016
Cost of sales	$10,710	$10,456	$9,276
Cost of licensing	$-	$-	$250
Total cost of revenues	$10,710	$10, 456	$9,526
Gross profit	$11,168	$10,417	$9,226
Gross margin percentage	51%	50%	49%

Cost of sales. Cost of sales consists primarily of materials, as well as salaries, fees to subcontractors and related costs of our technical staff that assemble our products. The cost of sales in 2018 compared to 2017 remained consistent. The increase of $930,000, or 10%, in 2017 compared to 2016, resulted primarily from an increase in revenues mainly attributed to an increase in Retail and Mass Transit Ticketing segment sales in Japan and an increase in our Petroleum segment sales in India.

Cost of licensing. Cost of licensing consists of fees in connection with licensing of our intellectual property rights to third parties in the United States only. We did not have cost of licensing in 2018 and 2017 that are attributed to our revenues in 2018 or 2017. The fees in 2016 were due to licensing of our intellectual property rights to third parties in the U.S. market.

Gross margin. The increase in 2018 compared to 2017 of 1% and the increase in 2017 compared to 2016 of 1% are mainly attributed to a change in our revenue mix.

Operating expenses

Our operating expenses for each of the past three years have been as follows (in thousands):

	Year ended December 31,
Operating expenses	2018	2017	2016
Research and development	$3,175	$3,263	$2,768
Selling and marketing	$5,940	$5,633	$5,516
General and administrative	$3,971	$3,620	$3,482
Patent litigation and maintenance	$10	$31	$48
Other expenses, net	$33	$52	$191
Total operating expenses	$13,129	$12,599	$12,005

Research and development. Our research and development expenses consist primarily of the salaries and related expenses of our research and development staff, as well as subcontracting expenses and depreciation of long-lived assets. Our research and development expenses in 2018 compared to 2017 remained consistent. The increase of $495,000, or 18%, in 2017 compared to 2016 is primarily attributed to an increase in employment expenses, an increase in the number of research and development employees and an increase in subcontractor expenses.

Selling and marketing. Our selling and marketing expenses consist primarily of salaries and substantially all of the expenses of our sales and marketing subsidiaries and offices in the United States, South Africa, and Europe, as well as expenses related to advertising, professional expenses and participation in exhibitions and tradeshows. The increase of $307,000, or 5%, in 2018 compared to 2017 is primarily attributed to an increase in the number of selling and marketing employees. The increase of $117,000, or 2%, in 2017 compared to 2016 is primarily attributed to an increase in the number of selling and marketing employees and to an increase in marketing and advertising expenses.

General and administrative. Our general and administrative expenses consist primarily of salaries and related expenses of our executive management and financial and administrative staff. These expenses also include costs of our professional advisors (such as legal and accounting), office expenses and insurance. The increase of $351,000 or 10% in 2018 compared to 2017 is primarily attributed to income that we derived in 2017 from our lawsuit against Harel for damages incurred by us due to flooding in a subcontractor’s manufacturing site, and to an increase in general and administrative employment expenses. The increase of $138,000 or 4% in 2017 compared to 2016 is primarily attributed to an increase in employment expenses, partially offset by income from our lawsuit against Harel for damages incurred by us due to flooding in a subcontractor’s manufacturing site.

Patent litigation and maintenance expenses. Our patent litigation and maintenance expenses consist primarily of professional advisors related to our patents and other IP, such as lawyers or other consultants. Our patent litigation and maintenance expenses in 2018, 2017 and 2016 remained consistent.

Other expenses (income), net. In 2018, our other expenses, net, consisted mainly of expenses related to consulting fees, partially offset by gain on sale of property and equipment. In 2017, our other expenses, net, consisted mainly of expenses related to the sale of fixed assets. In 2016, our other expenses, net, consisted of compensation expenses related to the termination of employment of our former Chief Financial Officer, Mr. Shay Tomer, and our former General Counsel and Company Secretary, Mr. Arie Rubinstein, according to their employment terms, following their resignation from the Company on January 31, 2016 and on March 30, 2016, respectively. Our other expenses (income), net in 2016 also consisted of net loss of $83,000 from the sale of our headquarters building in Rosh Pina, Israel on September 4, 2016, to a third party.

Financing expenses, net

Our financing expenses, net, for each of the past three years, have been as follows (in thousands):

	Year ended December 31,
	2018	2017	2016
Financing expenses, net	$228	$341	$396

Financing expenses, net consist primarily of financing expense related to interest payable on bank loans, bank commissions and foreign exchange differentials partially offset by financing income related to interest earned on investments in short-term deposits. The decrease in financing expenses, net in 2018 compared to 2017 of $113,000, or 33%, is mainly due to exchange rate differentials and to a decrease in interest expenses due to reduction of our short-term and long-term bank loans. The decrease in financing expenses, net in 2017 compared to 2016 of $55,000, or 14%, is mainly due to a decrease in interest expenses on short-term and long-term loans that resulted from early repayments, partially offset by an increase in the exchange rate differentials of the U.S. Dollar against other currencies.

Net loss from continuing operations

Our net loss from continuing operations for each of the past three years has been as follows (in thousands):

	Year ended December 31,
	2018	2017	2016
Net loss from continuing operations	$(1,888)	$(2,385)	$(3,044)

The decrease of net loss from continuing operations of $497,000, or 21%, in 2018 compared to 2017 is primarily due to an increase in our sales and an increase in our gross profit and a decrease in financial expenses, net, partially offset by an increase in our operating expenses, as described above. The decrease of net loss from continuing operations of $659,000, or 22%, in 2017 compared to 2016 is primarily due to an increase in our sales and an increase in our gross profit, partially offset by an increase in our operating expenses, as described above.

Net income from discontinued operations

In December 2018, we completed the MediSmart Transaction for a total price of $2,750,000. The results of MediSmart are classified as discontinued operations and have been presented as such for all reporting periods. Our net income from discontinued operations for each of the past three years has been as follows (in thousands):

	Year ended December 31,
	2018	2017	2016
Net income from discontinued operations	$1,625	$1,787	$2,184

The decrease of net income from discontinued operations of $162,000, or 9%, in 2018 compared to 2017 is mainly attributed to $1.6 million net, recovered by us in 2017 pursuant to the August 23, 2017 judgment of the Israeli Central District Court in a lawsuit against Harel for damages incurred by us due to flooding in a subcontractor’s manufacturing site and to income from the MediSmart Transaction in 2018 in the amount of $2.75 million, partially offset by the expenses relating to Merwell in the amount of $1.4 million according to the Nazareth District Court judgment. The decrease in net income from discontinued operations of $397,000 in 2017 compared to 2016 is mainly attributed to a $2.1 million settlement fee paid to us in May 2016, in connection with a litigation with SuperCom Ltd. relating to the sale of our SmartID division, partially offset by $1.6 million, net recovered by us pursuant to the August 23, 2017 judgment of the Israeli Central District Court in a lawsuit against Harel for damages incurred by us due to flooding in a subcontractor’s manufacturing site.

Our net loss for each of the past three years has been as follows (in thousands):

	Year ended December 31,
	2018	2017	2016
Net loss	$(263)	$(598)	$(860)

The decrease in net loss of $335,000, in 2018 compared to 2017, is primarily due to an increase in our sales and an increase in our gross profit and a decrease in financial expenses, net, partially offset by an increase in our operating expenses and a decrease in net profit from discontinued operations as described above. The decrease in net loss of $262,000, or 30%, in 2017 compared to 2016, is primarily due to an increase in our gross profit, partially offset by increase in our operating expenses and a decrease in net profit from discontinued operations, as described above.

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

Revenue recognition. We generate revenues from our product sales manufactured based on our technology. In addition, we generate revenues from the technology we developed through transaction fee arrangements, licensing agreements and patent litigation settlements, as part of our patent activity. Revenues are also generated from non-recurring engineering, customer services and technical support.

We adopted Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customer, effective January 1, 2018 on a modified retrospective basis. Such adoption did not cause a cumulative adjustment to retained earnings or a material impact on our revenue recognition policies or on our consolidated financial statements. See also Notes 2J, 2W(2) and 9 to the consolidated financial statements contained in “Item 8. Financial Statements and Supplementary Data” of this Annual Report. Based on this ASU, we recognize revenue when we satisfy a performance obligation by transferring control over a product or service to a customer.

License and transaction fees are recognized as earned based on actual usage. Usage is determined by receiving confirmation from the users. Patent litigation revenues are recognized upon final settlement of the litigation.

Revenues relating to customer services and technical support are recognized as the services are rendered ratably over the term of the related contract.

Licensing and transaction fees are recognized based on the volume of transactions or monthly licensing fees from systems that contain our products and usually bear no cost.

Our cost of warranty that the product will perform according to certain specifications and that we will repair or replace the product if it ceases to work properly, is insignificant and is treated according to accounting guidance for contingencies.

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

We have concluded that the divestiture of the SmartID division, the divestiture of the parking business and the MediSmart activity qualify as discontinued operations and therefore have been presented as such.

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

Liquidity and Capital Resources

Our principal sources of liquidity since our inception have been sales of equity securities, borrowings from banks, cash from the exercise of options and warrants and proceeds from the divestiture of part of our businesses. We had cash, cash equivalents and short-term investments representing bank deposits of $5.9 million (of which an amount of $278,000 has been pledged as a security in respect of performance guarantees granted to third parties, loans and credit lines received from a bank) as of December 31, 2018, and $10.1 million as of December 31, 2017 (of which an amount of $1.0 million had then been pledged as a security in respect of performance guarantees granted to third parties, loans and credit lines received from a bank). We believe that we have sufficient capital resources to fund our operations for at least the next 12 months. We adhere to an investment policy which is intended to enable the Company to avoid being classified as a “passive foreign investment company,” or PFIC, under United States law. That said, we cannot provide complete assurance that PFIC status will be avoided in the future. In addition, our investment policy requires investment in high-quality investment-grade securities. As of December 31, 2018, the bank loans are denominated in the following currencies: Polish Zloty ($252, with maturity dates in 2019) and South African Rand ($47,000, with maturity dates ranging from 2019 through 2020). As of December 31, 2018, these loans bear weighted average annual interest of 4.66%.

The composition of our long-term loans as of December 31, 2018, was as follows (in thousands):

December 31, 2018
Long-term loans	$299
Less-current maturities	260
$39

Our and certain of our subsidiaries’ manufacturing facilities and certain equipment have been pledged as security in respect of a loan received from a bank. The Company’s short-term deposits in the amount of $278,000 have been pledged as security in respect of guarantees granted to third parties, loans and credit lines received from a bank. Such deposits cannot be pledged to others or withdrawn without the consent of the bank.

As of December 31, 2018, we granted guarantees to third parties including performance guarantees and guarantees to secure customer advances in the sum of $304,000. The expiration dates of the guarantees ranged from January 2019 to June 2019.

For the years ended December 31, 2018 and December 31, 2017, we had a negative cash flow from continuing operations of $2.2 million and $3.1 million, respectively.

Operating activities related to continuing operations

For the year ended December 31, 2018, net cash used in continuing operating activities was $2.2 million primarily due to a $2.1 million decrease in trade payables, a $1.9 million net loss from operating activities, a $573,000 decrease in inventories, a $110,000 decrease in other current liabilities, a $57,000 decrease in accrued severance pay, a $37,000 gain on sale of property and equipment, $477,000 of deferred tax benefits, partially offset by a $1.3 million of depreciation and amortization, a $1.1 million increase in trade receivables, a $350,000 increase in other receivables and prepaid expenses, a $234,000 non-cash expense due to stock-based compensation issued to employees and others and a $19,000 increase in accrued interest and linkage differences.

For the year ended December 31, 2017, net cash used in continuing operating activities was $3.1 million primarily due to a $2.4 million net loss from operating activities, a $838,000 decrease in other receivables and prepaid expenses, $165,000 of deferred tax benefits, a $644,000 decrease in trade payables, a $597,000 decrease in other current liabilities, a $124,000 decrease in trade receivables and a $6,000 decrease in accrued interest and linkage differences, partially offset by $1.2 million of depreciation and amortization, a $254,000 non-cash expense due to stock-based compensation issued to employees and others, a $110,000 increase in inventories, a $52,000 loss on sale of property and equipment and a $45,000 increase in accrued severance pay.

For the year ended December 31, 2016, net cash used in continuing operating activities was $2.9 million primarily due to a $3.0 million net loss from operating activities, a $3.2 million decrease in trade receivables, a $183,000 decrease in accrued severance pay and a $106,000 decrease in inventories, $155,000 of deferred tax benefits, partially offset by a $1.6 million increase in trade payables, $1.2 million of depreciation and amortization, a $349,000 increase in other receivables and prepaid expenses, a $288,000 increase in other current liabilities, a $239,000 non-cash expense due to stock-based compensation issued to employees and others, an $83,000 loss on sale of property and equipment and a $56,000 increase in accrued interest and linkage differences.

Operating activities related to discontinued operations

For the year ended December 31, 2018, net cash provided by discontinued operating activities was $750,000 mainly related to the MediSmart operation.

For the year ended December 31, 2017, net cash provided by discontinued operating activities was $2.3 million, of which $1.5 million was related to proceeds from Harel following the judgment issued by the Israeli Central District Court described above and $838,000 mainly related to MediSmart operation.

For the year ended December 31, 2016, net cash provided by discontinued operating activities was $469,000, of which $752,000 mainly related to the MediSmart operation, offset by $283,000 related to the SmartID division and previous parking business.

Investing and financing activities related to continuing operations

For the year ended December 31, 2018, net cash provided by continuing investing activities was $815,000, mainly due to a $1.5 million net change in short-term investments, $68,000 in proceeds from the sale of property and $8,000 in proceeds from restricted deposit for employee benefits, partially offset by $636,000 of purchases of property and equipment and $120,000 of investment in capitalized product costs.

For the year ended December 31, 2017, net cash provided by continuing investing activities was $1.3 million, mainly due to $1.8 million net change in short-term investments, $44,000 in proceeds from restricted deposit for employee benefits and $17,000 in proceeds from the sale of property, partially offset by $293,000 of purchases of property and equipment and $239,000 of investment in capitalized product costs.

For the year ended December 31, 2016, net cash provided by continuing investing activities was $556,000, mainly due to $1.8 million in proceeds from the sale of property, plant and equipment and $142,000 in proceeds from restricted deposit for employee benefits, partially offset by a $822,000 net change in short-term investments, a $311,000 purchases of property and equipment, a $188,000 investment in capitalized product costs and a $44,000 investment in restricted deposit for employee benefits.

For the year ended December 31, 2018, net cash used in continuing financing activities was $4.6 million, mainly due to a $3.6 million decrease in short-term bank credit and $1.1 million repayment of long-term bank, partially offset by $34,000 in proceeds from the exercise of options.

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

Investing and financing activities related to discontinued operations

For the year ended December 31, 2018, net cash provided by discontinued investing activities was $2.8 million, due to the MediSmart Transaction.

For the year 2017, no cash flow was related to discontinued investing activities.

For the year ended December 31, 2016, net cash provided by discontinued investing activities was $2.3 million, due to contingent consideration received related to the Smart ID division divestiture and consideration derived from the divestiture of our parking business.

For the years 2018, 2017 and 2016, no cash flow was related to discontinued financing activities.

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

Interest Rate Risks

We are exposed to market risks resulting from changes in interest rates, primarily in connection with our loan obligations to banks. We do not currently use derivative financial instruments to limit exposure to interest rate risk. As of December 31, 2018, we had long-term loan obligations of $299,000, the vast majority of which is subject to variable interest rates. Of this amount, $252,000 was denominated in Polish Zloty, and $47,000 was denominated in South African Rand. These loans are scheduled to be repaid during approximately the next two years. The carrying values of the loans are equivalent to or approximate their fair market value as they bear interest at approximate market rates.

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

The annual rate of inflation in Israel was 1.3% in 2018, 0.6% in 2017 and -0.3% in 2016. The NIS revaluated against the U.S. Dollar by approximately 8.1% in 2018, 11% in 2017 and 1.5% in 2016.

The functional currency of ASEC is the Polish Zloty and of OTI PetroSmart was until September 30, 2017 the South African Rand. A significant amount of these subsidiaries’ revenues is earned, and a significant amount of their expenses are incurred, in their functional currencies. To the extent that there are fluctuations between the Polish Zloty and/or the South African Rand against the U.S. Dollar, the translation adjustment will be included in our consolidated statements of changes in equity as other comprehensive income or loss and will not impact the consolidated statements of operations.

Corporate Tax Rate

On December 22, 2016, the Israeli government passed a law under which the corporate tax rate will be reduced from 25% to 23% in two steps. As an Israeli resident company, we were subject from January 2017 to statutory tax at the rate of 24%, following a reduction of a corporate tax by the Israeli government above mentioned. The second reduction was to a rate of 23% as from January 2018.

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

Royalties payable with respect to grants received under programs approved after January 1, 1999, however, will be subject to interest on the dollar-linked value of the total grants received at an annual rate of LIBOR applicable to dollar deposits. As of December 31, 2018, we have received a total of $3.8 million from the IIA net of royalties paid to it (or accrued for). The terms of Israeli government participation also require that the manufacturing of products developed with government grants be performed in Israel unless the IIA has granted special approval. If the IIA consents to the manufacture of the products outside of Israel, we may be required to pay increased royalties, ranging from 120% to 300% of the amount of the IIA grant, depending on the percentage of foreign manufacture. These restrictions continue to apply even after we have paid the full amount of royalties payable with respect of the grants. Based upon the aggregate grants received to date, we expect that we will continue to pay royalties to the IIA to the extent of our sales of our products and related services for the foreseeable future. Separate IIA consent is required to transfer to third-parties technologies developed through projects in which the government participates. These restrictions do not apply to exports from Israel of products developed with these technologies.

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

Report of Independent Registered Public Accounting Firm, dated March 25, 2019.

Consolidated Balance Sheets.

Consolidated Statements of Operations.

Consolidated Statements of Comprehensive Loss.

Consolidated Statements of Changes in Equity.

Consolidated Statements of Cash Flows.

Notes to the Consolidated Financial Statements.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 9A. Controls and Procedures.

Disclosure Controls and Procedures

Our management, including our Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, are responsible for establishing and maintaining our disclosure controls and procedures (within the meaning of Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended, or Exchange Act). These controls and procedures are designed to ensure that information required to be disclosed in the reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information was made known to our management, including our CEO and CFO, by others within the Company, as appropriate to allow timely decisions regarding required disclosure. We evaluated these disclosure controls and procedures under the supervision of our CEO and CFO as of December 31, 2018. Based on that evaluation, our management, including our CEO and CFO, concluded that our disclosure controls and procedures are effective as of such date.

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

Based on our evaluation under the framework in Internal Control—Integrated Framework (2013), our management concluded that our internal control over financial reporting was effective as of December 31, 2018.

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2018, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Our Directors and executive officers, as of the date hereof, together with their ages and business backgrounds are as follows:

Name	Age	Position(s) Held
James Scott Medford (1)	67	Chairman of the Board of Directors
Michael Soluri (1)(2)(3)	47	Director
William C. Anderson III (1)(2)(3)	48	Director
Donna Seidenberg Marks (1)(2)(3)	63	Director
Shlomi Cohen	54	Director and Chief Executive Officer
Assaf Cohen	34	Chief Financial Officer

(1)	Independent Director under Nasdaq rules

(2)	Member of Compensation Committee

(3)	Member of Audit Committee

Directors

James Scott Medford was appointed in January 2017 as a director and as Chairman of the Board of Directors and was reelected on November 21, 2017 to serve until the general meeting of shareholders that will take place three years following his reelection. Mr. Medford has over 35 years of experience in the fields of AIDC (automatic identification and data capture), encompassing an early introduction to bar coding, wireless technology, speech recognition and RFID (Radio-Frequency Identification). From 1990 to 2006, Mr. Medford served as a Vice President at Intermec Technologies, where he developed various departments. During 2006, Mr. Medford was a partner at Genesta Partnership, which designs and deploys systems in manufacturing and logistics, where he also managed projects for Fortune 100 companies. From 2008 to 2015, Mr. Medford served as a Senior Vice President of Sales at Impinj, a manufacturer of RFID integrated circuits, devices and software. Most recently, Mr. Medford served as Chief Sales Officer at Invengo International Pte Ltd., a leading provider of RFID technology and solutions, focused on growing the American and European markets, mainly in the retail segments. Mr. Medford currently provides consulting services to numerous high-tech solution companies and investment firms and serves as Chairman of LMC, Ltd, a UK based company providing solutions to the international rail and transportation industry. Mr. Medford is also a Senior Vice President of Global Sales for Apex Supply Chain Technologies.

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

William C. Anderson III was elected in 2014 as a director and was reelected on November 21, 2017 to serve until the general meeting of shareholders that will take place three years following his reelection. Mr. Anderson is the founder of AmpThink LLC, a wireless solutions company focused on building large, complex, wireless networks employing different technologies including low and high frequency RFID, wireless bridging, WiFi, near field communications and Bluetooth. AmpThink has led the delivery of networks for three recent major American football sporting events. Mr. Anderson has been acting as the President of AmpThink LLC since its incorporation in 2011. Prior to AmpThink, Mr. Anderson was co-founder of Genesta, a wireless systems integrator specializing in the design and deployment of warehouse automation systems, where Mr. Anderson from 2000 to 2011 acted as Chief Technology Officer. In this position, Mr. Anderson helped create solutions for clients such as Con Edison, Frito-Lay, and Sara Lee. Mr. Anderson holds a degree in Economics and Philosophy from Boston College and a Master’s degree in Management Science from The State University of New York.

The Company believes Mr. Anderson’s qualifications including his years of experience in the high-tech industry and network solutions business, as well as his experience as Chief Technology Officer and President of private American companies, make him suitable to serve as an External Director of the Company.

Donna Seidenberg Marks was elected as an External Director under the Companies Law in November 2015, effective January 1, 2016, to hold office for a three-year term. On November 20, 2018, the term of office of Ms. Seidenberg Marks as an External Director expired pursuant to the provisions of section 5D of the Israeli Companies Regulations (Relief for Public Companies with Shares Listed for Trading on a Stock Market Outside of Israel), 5760-2000. In connection with such expiration and the previous adoption by the Company of the exemption provided in section 5D of the Israeli Companies Regulations (Relief for Public Companies with Shares Listed for Trading on a Stock Market Outside of Israel), 5760-2000, that allows the Company to follow Nasdaq Stock Market Rules with respect to appointment of independent directors and composition of audit and compensation committees (and exempts the Company from the need to elect External Directors and other requirements with respect to audit and compensation committees as more fully specified below), our Board of Directors appointed Ms. Seidenberg Marks as a director, effective November 21, 2018, to serve until the next general meeting of shareholders of the Company at which directors are being elected. Ms. Seidenberg Marks is a Certified Public Accountant with a wide variety of experience serving clients in various industries over her 38 years in the practice of public accounting. Ms. Seidenberg Marks has served as a director at the Fuoco Group, LLC, a certified public accounting firm that provides audit, tax and consulting services to its clients throughout its five locations in Florida and New York. Prior to joining the Fuoco Group, Mrs. Seidenberg Marks was the managing partner of her own firm, Donna Seidenberg, PA and served as a Managing Director at American Express Tax and Business Services (which merged into the international accounting firm of RSM International). Her practice includes performing audits, reviews, and compilations of financial statements, preparing tax returns, and rendering consulting services, including forensic accounting and expert witness testimony in mediations and litigation matters in her areas of specialization. Her experience also includes consulting on Sarbanes-Oxley implementation. Ms. Seidenberg Marks is a frequent speaker at local and national meetings of the Community Associations Institute for which she serves on its National Business Partners Council, and is a past President and Treasurer of its local chapter. Ms. Seidenberg Marks earned a B.A. in Business Administration degree in Accounting (magna cum laude) from the University of South Florida in 1978 and is a member of the Florida Institute of Certified Public Accountants.

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

Assaf Cohen was appointed as the Company’s Chief Financial Officer effective February 27, 2018. Prior to his appointment, Mr. Cohen served as the Company’s controller and deputy Chief Financial Officer from July 2015 and oversaw the Company’s finance department in this capacity. Prior to joining the Company, Mr. Cohen was a controller at a private company, Samgal Ltd., for a year and a half and prior to that he was a senior accountant at Ernst & Young. Mr. Cohen received a B.A. in economics and accounting from the Haifa University, and he is a Certified Public Accountant in Israel.

Board Practices

Election of Directors; Appointment of Officers

Our current Board consists of five directors. A majority of these directors must be non-executive directors, who are directors that are neither office holders nor our employees. Our non-External Directors (where currently none of our directors is External Director) are appointed, removed or replaced by a majority vote of our shareholders present in person or by proxy at a general meeting of our shareholders according to the Companies Law.

Once elected at a shareholders’ meeting, our directors, except for External Directors (if any), hold office until the first general meeting of shareholders held at least three years after their election. Incumbent directors may be reelected at that meeting. A director may be elected for consecutive terms unless prohibited by law.

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

The Board plays an active role, as a whole and at the committee level in overseeing management of the Company’s risks. Each of our Board committees is focused on specific risks within their areas of responsibility, but the Board believes that the overall enterprise risk management process is more properly overseen by all of the members of the Board. The Audit Committee is responsible, among other things, for overseeing the management of financial and accounting risks, risks related to the Company’s compliance with legal and regulatory requirements, risks in regard to the independent auditor’s performance of its internal audit function, evaluation of any inadequacies in the business management of the Company and risks in related-party transactions. The Compensation Committee is responsible, among other things, for overseeing the management of risks relating to executive and employee compensation plans, incentive awards and other beneficial arrangements. While each committee is responsible for the evaluation and management of such risks, the entire Board is regularly informed through committee reports. The Board incorporates the insight provided by these reports into its overall risk management analysis.

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

On May 25, 2017, in conjunction with the expiration of Mr. Anderson’s term as External Director the Company adopted the Exemption and appointed William C. Anderson III as a director (who is not an External Director), effective May 26, 2017, to serve until the next general meeting of shareholders of the Company at which directors are being elected. At the general meeting of shareholders that took place on November 21, 2017, Mr. Anderson was elected to serve as director.

Ms. Seidenberg Marks, the Company’s only then remaining External Director at that time, ceased to act as an External Director on November 20, 2018 and the Board appointed Ms. Seidenberg Marks as a director (who is not an External Director), effective November 21, 2018, to serve until the next general meeting of shareholders of the Company at which directors are being elected.

Currently, there is no External Director sitting on the Board of Directors of the Company.

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

Our Audit Committee held four meetings during the fiscal year ended December 31, 2018 (and one written resolution in lieu of a meeting).

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

We may from time to time engage the services of external compensation consultants on a case by case basis, though we did not engage any such compensation consultant for the fiscal year ended December 31, 2018. All compensation consultants we have engaged are independent for the purposes of Nasdaq rules.

Our Compensation Committee held two meetings during the fiscal year ended December 31, 2018 (and adopted certain resolutions by way of two unanimous written consents).

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

Section 16(a) Beneficial Ownership Reporting Compliance

Based solely upon a review of Forms 3 and 4, and amendments thereto, submitted to the SEC during the fiscal year ended December 31, 2018, we believe that during said year, our executive officers, directors and all persons who own more than ten percent of a registered class of our equity securities complied with all Section 16(a) filing requirements.

Item 11. Executive Compensation.

The following table sets forth the compensation earned during the years ended December 31, 2018 and 2017 by (i) our Chief Executive Officer; (ii) our Chief Financial Officer; (iii) our VP of Hardware Engineering; and (iv) our VP, Research & Development; and (v) our General Counsel and Corporate Secretary. We refer to the persons listed in (i) through (v) collectively as the Named Executive Officers. Certain of these officers are included solely to comply with Israeli law.

Summary Compensation Table

Name and Principal		Salary	Bonus	Stock-based Awards	Non-equity Incentive Plan Compensation	All other Compensation	Total
Position	Year	($) (1)	($)	($) (2)	($)	($) (3)	($)
Shlomi Cohen	2018	419,524	36,351	65,000	259,550	71,479	851,904
Chief Executive Officer (4)	2017	416,917	36,302	81,000	279,526	72,548	886,293
Assaf Cohen	2018	104,754	2,643	6,000	19,861	38,385	171,643
Chief Financial Officer (5)	2017	-	-	-	-	-	-
Nehemia Itay	2018	162,629	2,033	-	19,521	43,680	227,863
VP of Hardware Engineering (6)	2017	157,809	-	-	27,251	44,575	229,635
Amir Eilam	2018	143,547	-	-	33,158	47,288	223,993
VP, Research & Development (7)	2017	141,231	-	-	25,350	48,390	214,971
Ye’ela Haggai-Levy	2018	118,029	1,752	4,500	15,889	43,046	183,216
General Counsel and Corporate Secretary (8)	2017	-	-	-	-	-	-

(1)	Salary payments which were in NIS were translated into U.S. Dollars according to the annual average exchange rate of NIS 3.59 per U.S. Dollar in 2018 and NIS 3.60 per U.S. Dollar in 2017.

(2)	The fair value recognized for the option awards was determined as of the grant date in accordance with FASB ASC Topic 718 (see Note 10B to our consolidated financial statements included elsewhere in this Annual Report).

(3)	This cost reflects social benefits (as required under applicable Israeli law), car expenses and termination payments.

(4)	The 2018 “All Other Compensation” of Mr. Cohen, as shown in the table above, is comprised of $20,529 of car expenses and $50,950 of social benefits. The 2017 “All Other Compensation” of Mr. Cohen, as shown in the table above, is comprised of $21,668 of car expenses and $50,880 of social benefits.

(5)	The 2018 “All Other Compensation” of Mr. Cohen, as shown in the table above, is comprised of $16,579 of car expenses and $21,806 of social benefits. In 2017, Mr. Cohen, was not a Named Executive Officer.

(6)	The 2018 “All Other Compensation” of Mr. Itay, as shown in the table above, is comprised of $17,024 of car expenses and $26,656 of social benefits. The 2017 “All Other Compensation” of Mr. Itay, as shown in the table above, is comprised of $18,334 of car expenses and $26,241 of social benefits.

(7)	The 2018 “All Other Compensation” of Mr. Eilam, as shown in the table above, is comprised of $17,024 of car expenses and $30,264 of social benefits. The 2017 “All Other Compensation” of Mr. Eilam, as shown in the table above, is comprised of $18,334 of car expenses and $30,056 of social benefits.

(8)	The 2018 “All Other Compensation” of Ms. Haggai-Levi, as shown in the table above, is comprised of $17,024 of car expenses and $26,022 of social benefits. In 2017, Ms. Haggai-Levi was not a Named Executive Officer.

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

We have the following written agreements and other arrangements concerning compensation with our current executive officers:

(1)	Agreement with Shlomi Cohen. We have an employment agreement with Mr. Cohen, which provides that Mr. Cohen will serve as Chief Executive Officer of the Company and our subsidiaries, in consideration of a monthly gross salary (currently NIS 119,790; NIS 108,900 in 2018 and 2017) and other standard benefits. Mr. Cohen also receives grants of options to purchase up to 100,000 ordinary shares on an annual basis to promote retention and as an incentive, subject to vesting requirements. The issuance of such options is subject to the discretion and approval of both the Company’s Compensation Committee and the Board of Directors. According to the employment agreement, Mr. Cohen is eligible to receive an annual bonus in an amount up to 12 months’ gross base salary. The employment agreement is for an unlimited duration, provided that each party may terminate it without cause upon serving the other party a written notice of six months, prior to termination.

(2)	Agreement with Assaf Cohen. We have an employment agreement with Mr. Cohen, which provides that Mr. Cohen will serve as Chief Financial Officer of the Company and our subsidiaries, in consideration of a monthly gross salary (currently NIS 35,000; NIS 30,000 in 2018) and other standard benefits. Mr. Cohen also receives grants of options on an annual basis to promote retention and as an incentive, subject to vesting requirements. The issuance of such options is subject to the discretion and approval of both the Company’s Compensation Committee and the Board of Directors. According to the employment agreement, Mr. Cohen is eligible to receive an annual bonus in an amount up to 4 months’ gross base salary. The employment agreement is for an unlimited duration, provided that each party may terminate it without cause upon serving the other party a written notice of three months, prior to termination.

Outstanding Equity Awards at Fiscal Year-End

The following table shows options to purchase our Ordinary Shares outstanding on December 31, 2018, held by each of our Named Executive Officers.

Number of Securities Underlying Unexercised
	Option Awards
Name	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable	Option exercise price($)	Option expiration date
Shlomi Cohen (1)	200,000	-	$0.75	11/02/2020
	26,667	13,333	$0.44	02/14/2021
	66,667	33,333	$0.84	03/22/2021
	33,333	66,667	$1.58	02/06/2022
	-	100,000	$1.33	01/01/2023

Assaf Cohen (2)	10,000	--	$0.74	11/11/2020
	10,000	5,000	$1.07	11/30/2021
	5,000	10,000	$1.21	11/28/2022
	-	20,000	$0.84	11/27/2023

Nehemia Itay (3)	10,000	-	$2.36	05/13/2019
	10,000	5,000	$1.07	11/30/2021

Amir Eilam (4)	5,000	-	$1.68	01/01/2020
	13,333	6,667	$1.07	11/30/2021

Ye’ela Haggai-Levy (5)	-	15,000	$0.84	11/27/2023

(1)	On November 2, 2015, 200,000 options were granted to Mr. Cohen under the 2001 Stock Option Plan, as amended, or the 2001 Plan. The options vest in three equal annual installments, commencing July 31, 2016. On February 14, 2016, 40,000 options were granted to Mr. Cohen under the 2001 Plan. The options vest in three equal annual installments, commencing February 3, 2017. On March 22, 2016, 100,000 options were granted to Mr. Cohen under the 2001 Plan. The options vest in three equal annual installments, commencing March 22, 2017. On February 6, 2017, 100,000 options were granted to Mr. Cohen under the 2001 Plan. The options vest in three equal annual installments, commencing February 6, 2018. On January 1, 2018, 100,000 options were granted to Mr. Cohen under the 2001 Plan. The options vest in three equal annual installments, commencing January 1, 2019.

(2)	On November 11, 2015, 10,000 options were granted to Mr. Cohen under the 2001 Plan. The options vest in three equal annual installments, commencing November 11, 2016. On November 30, 2016, 15,000 options were granted to Mr. Cohen under the 2001 Plan. The options vest in three equal annual installments, commencing November 30, 2017. On November 28, 2017, 15,000 options were granted to Mr. Cohen under the 2001 Plan. The options vest in three equal annual installments, commencing November 28, 2018. On November 27, 2018, 20,000 options were granted to Mr. Cohen under the 2001 Plan. The options vest in three equal annual installments, commencing November 27, 2019.

(3)	On May 13, 2014, 10,000 options were granted to Mr. Itay under the 2001 Plan. The options vest in three equal annual installments, commencing May 13, 2015. On December 15, 2016, 15,000 options were granted to Mr. Itay under the 2001 Plan. The options vest in three equal annual installments, commencing November 30, 2017.

(4)	On January 1, 2015, 15,000 options were granted to Mr. Eilam under the 2001 Plan, out of which 10,000 options were exercised by Mr. Eilam as of December 31, 2018. The options vest in three equal annual installments, commencing January 1, 2016. On December 15, 2016, 20,000 options were granted to Mr. Eilam under the 2001 Plan. The options vest in three equal annual installments, commencing November 30, 2017.

(5)	On November 27, 2018, 15,000 options were granted to Ms. Haggai-Levy under the 2001 Plan. The options vest in three equal annual installments, commencing November 27, 2019.

Director Compensation for 2018

The following table provides information regarding compensation earned by, awarded or paid to each person for serving as a director who was not a Named Executive Officer during the fiscal year ended December 31, 2018:

Name	Fees Earned or Paid in Cash ($) (1)	Option Awards ($)	Total ($)
William C. Anderson III	29,879	-	25,456
Donna Seidenberg Marks	25,456	-	25,456
James Scott Medford	21,786	-	21,786
Michael Soluri	25,456	-	25,456

(1)	This column represents the sums that our non-executive directors received according to the Israeli regulations as an annual fee as well as for attending Board and Board committee meetings.

As of December 31, 2018, our directors held options to purchase our Ordinary Shares as follows:

Name	Aggregate number of shares Underlying stock options
William C. Anderson III	80,000
Donna Seidenberg Marks	50,000
James Scott Medford	30,000
Michael Soluri	30,000

We reimburse our directors for expenses incurred in connection with attending board meetings and committee meetings and provide the following compensation for directors: annual compensation of $17,692; meeting participation fees of $917 per in-person meeting; meeting participation by telephone of $550 per meeting; and $458 per written resolution.

Our executive directors do not receive additional separate compensation for their service on the Board or any committee of the Board. During 2018, our non-executive directors were reimbursed for their expenses for each board meeting, and committee meeting attended and in addition received the foregoing compensation with respect to attendance at such meetings. The aggregate amount paid by us to our non-executive directors for their service during 2018 was $99,904.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholders Matters.

The following table sets forth certain information, to the best knowledge and belief of the Company, as of March 4, 2019 (unless provided herein otherwise), with respect to holdings of our Ordinary Shares by (1) each person known by us to be the beneficial owner of more than 5% of the total number of shares of our Ordinary Shares outstanding as of such date; (2) each of our directors; (3) each of our Named Executive Officers; and (4) all of our directors and our executive officers as a group.

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

The information in the table below is based on 41,294,377 Ordinary Shares outstanding as of March 4, 2019. Unless otherwise indicated, the address of each of the individuals named below is: c/o On Track Innovations Inc., Z.H.R. Industrial Zone, P.O. Box 32, Rosh Pina, Israel.

Name of beneficial owner	Position	Number of Shares Beneficially Owned (*)	% of Class of Shares
William C. Anderson III (1)	Director	120,000	**
Donna Seidenberg Marks (2)	Director	50,000	**
James Scott Medford (3)	Director	20,000	**
Michael Soluri (4)	Director	10,000	**
Shlomi Cohen (5)	Chief Executive Officer	440,000	1.1%
Assaf Cohen (6)	Chief Financial Officer	25,000	**
Nehemia Itay (7)	VP of Hardware	20,000	**
Amir Eilam (8)	VP, Research & Development	18,333	**
Ye’ela Haggai-Levy	General Counsel and Corporate Secretary	-	**
All executive officers and directors as a group (6 persons)		665,000	1.6%
5% Shareholders
Jerry L. Ivy, Jr. (9)	Shareholder	4,029,475	9.8%

(*)	If a shareholder has the right to acquire shares by exercising options currently exercisable or exercisable within 60 days of the date of this table, these shares are deemed outstanding for the purpose of computing the percentage owned by the specific shareholder (that is, they are included in both the numerator and the denominator), but they are disregarded for the purpose of computing the percentage owned by any other shareholder.

(**)  Less than 1%

(1)	Includes 60,000 Ordinary Shares held by Mr. Anderson and includes options held by Mr. Anderson to purchase 60,000 Ordinary Shares currently exercisable or exercisable within 60 days of this table.

(2)	Consists of options held by Ms. Seidenberg Marks to purchase 50,000 Ordinary Shares currently exercisable or exercisable within 60 days of this table.

(3)	Includes 10,000 Ordinary Shares held by Mr. Medford and includes options held by Mr. Medford to purchase 10,000 Ordinary Shares currently exercisable or exercisable within 60 days of this table.

(4)	Includes options held by Mr. Soluri to purchase 10,000 Ordinary Shares currently exercisable or exercisable within 60 days of this table.

(5)	Includes options held by Mr. Cohen to purchase 440,000 Ordinary Shares currently exercisable or exercisable within 60 days of this table.
(6)	Includes options held by Mr. Cohen to purchase 25,000 Ordinary Shares currently exercisable or exercisable within 60 days of this table.

(7)	Consists of options held by Mr. Itay to purchase 20,000 Ordinary Shares currently exercisable or exercisable within 60 days of this table.

(8)	Consists of options held by Mr. Eilam to purchase 18,333 Ordinary Shares currently exercisable or exercisable within 60 days of this table.

(9)	Information is based solely on Schedule 13G/A filed by Mr. Ivy with the SEC on January 25, 2018. Mr. Ivy’s address is 2125 1st Ave., Seattle, WA 98121.

The following table summarizes certain information regarding our equity compensation plan as of December 31, 2018:

Plan Category	Number of securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plan approved by security holders	-	-	-
Equity compensation plan not approved by security holders	1,461,000	$1.24	617,500
Total	1,461,000	$1.24	617,500

2001 Stock Option Plan

We established our 2001 Plan in February 2001 (as amended and restated on December November 30, 2011), and have amended it several times up to the latest amendment on November 21, 2017. The 2001 Plan provides for the grant of options to our employees, directors, and consultants, and those of our subsidiaries and affiliates until December 31, 2021.

Under the 2001 Plan, as of March 4, 2019, options for 14,371,500 Ordinary Shares had been exercised, and options for 1,561,000 Ordinary Shares are outstanding, including vested options with respect to 952,308 Ordinary Shares. Of the options that are outstanding, as of March 4, 2019, 890,000 options are held by our directors and officers and have a weighted average exercise price of $1.05 per share.

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

Other than described above, none of our directors, executive officers or shareholders holding more than 5% of our outstanding shares, or members of any such person’s immediate family, has any relationship with the Company besides serving as directors or executive officers.

Our Board has determined that Ms. Seidenberg Marks, Mr. Anderson, and Mr. Soluri qualify as independent directors under Nasdaq Rules and as Audit Committee independent directors under the Nasdaq Rules.

Item 14. Principal Accounting Fees and Services.

Independent Registered Public Accounting Firm

The Company has engaged Somekh Chaikin, a member firm of KPMG International, or Somekh Chaikin, as its principal independent registered public accounting firm for the fiscal year ended December 31, 2018.

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

Principal Accountant Fees and Services

The following fees were billed by Somekh Chaikin, a member firm of KPMG International, and affiliate firms for professional services rendered thereby for the years ended December 31, 2018 and 2017 (in thousands):

	2018	2017
Audit Fees (1)	$171	$179
Audit-Related Fees (2)	4	-
Tax Fees (3)	$16	$19
All Other Fees (4)	-	-
Total	$191	$198

(1)	The audit fees for the years ended December 31, 2018 and 2017, are the aggregate fees billed or billable (for the year) for the professional services rendered for the audits of our 2018 and 2017 annual consolidated financial statements, review of consolidated quarterly financial statements of 2018 and 2017, and services that are normally provided in connection with statutory audits of us and our subsidiaries, consents and assistance with review of documents filed with the SEC.

(2)	Audit-related fees for fiscal year 2018 consisted primarily of agreed upon procedures reports.

(3)	Tax fees are the aggregate fees billed (in the year) for professional services rendered for tax compliance and tax advice other than in connection with the audit.

(4)	No Other Fees were incurred.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

3.1	Amended and Restated Articles of Association (incorporated by reference to the Company’s report on Form 6-K filed with the SEC on October 31, 2013).

3.2	Memorandum of Association, dated February 14, 1990 (incorporated by reference to the Company’s Registration Statement on Form F-1, filed with the SEC on June 14, 2002).

10.1	Amended and Restated On Track Innovations Ltd. 2001 Share Option Plan (incorporated by reference to the Company’s proxy statement on Schedule 14A filed with the SEC on October 16, 2017). +

10.2	Form of Indemnification Agreement between the Company and its directors and officers (incorporated by reference to the Company’s report on Form 6-K filed with the SEC on October 31, 2013). +

10.3	Asset Purchase Agreement, dated August 14, 2013, by and between the Company and SuperCom Ltd. (incorporated by reference to the Company’s Annual Report on Form 10-K, filed with the SEC on March 31, 2014).

10.4	Personal Employment Agreement, dated August 2, 2015, by and between the Company and Shlomi Cohen (incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on August 3, 2015). +

10.5	Personal and Special Employment Agreement dated February 27, 2018, by and between the Company and Assaf Cohen (incorporated by reference to the Company’s Annual Report on Form 10-K, filed with the SEC on March 29, 2017). +

10.6	Amended and Restated Executive Compensation Policy (incorporated by reference to the Company’s proxy statement on Schedule 14A filed with the SEC on October 26, 2016). +

21.1*	List of Subsidiaries of the Company.

23.1*	Consent of Independent Registered Public Accounting Firm.

31.1*	Certification pursuant to Rule 13a-14(a)/15d-14(a) of Shlomi Cohen.

31.2*	Certification pursuant to Rule 13a-14(a)/15d-14(a) of Assaf Cohen.

32.1**	Certification pursuant to 18 U.S.C. Section 1350 of Shlomi Cohen.

32.2**	Certification pursuant to 18 U.S.C. Section 1350 of Assaf Cohen.

101*	The following materials from our Annual Report on Form 10-K for the year ended December 31, 2018 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Loss, (iv) the Consolidated Statements of Changes in Equity, (v) the Consolidated Statements of Cash Flows, and (vi) the Notes to the Consolidated Financial Statements, tagged as blocks of text and in detail.

*	Filed herewith.

**	Furnished herewith.

+	Management contract or compensation plan.

Item 16. Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

On Track Innovations Ltd.

Dated: March 25, 2019	By:	/s/ Shlomi Cohen
Shlomi Cohen
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Shlomi Cohen	Chief Executive Officer	March 25, 2019
Shlomi Cohen	(principal executive officer)

/s/ Assaf Cohen	Chief Financial Officer	March 25, 2019
Assaf Cohen	(principal financial officer and principal accounting officer)

/s/ James Scott Medford	Chairman of the Board of Directors	March 25, 2019
James Scott Medford

/s/ William C. Anderson	Director	March 25, 2019
William C. Anderson

/s/ Donna Seidenberg Marks	Director	March 25, 2019
Donna Seidenberg Marks

/s/ Michael Soluri	Director	March 25, 2019
Michael Soluri

On Track Innovations Ltd.

and its Subsidiaries

Consolidated Financial Statements

as of December 31, 2018

On Track Innovations Ltd.

and its Subsidiaries

Consolidated Financial Statements as of December 31, 2018

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors

On Track Innovations Ltd.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of On Track Innovations Ltd. and its subsidiaries (hereinafter – “the Company”) as of December 31, 2018 and 2017, the related consolidated statements of operations, comprehensive loss, changes in equity and cash flows for each of the years in the three-year period ended December 31, 2018, and the related notes (collectively, “the consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the years in the three year period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.

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

Tel-Aviv, Israel

March 25, 2019

On Track Innovations Ltd.

and its Subsidiaries

Consolidated Balance Sheets

US dollars in thousands

	December 31
	2018	2017
Assets

Current assets
Cash and cash equivalents	$4,827	$6,742
Short-term investments	1,078	3,331
Trade receivables (net of allowance for doubtful accounts of $555 and $568 as of December 31, 2018 and December 31, 2017, respectively)	4,530	5,827
Other receivables and prepaid expenses	2,060	3,325
Inventories	3,527	3,009

Total current assets	16,022	22,234

Long term restricted deposit for employees benefit	451	498

Severance pay deposits	375	405

Property, plant and equipment, net	5,033	5,859

Intangible assets, net	241	336

Total Assets	$22,122	$29,332

The accompanying notes are an integral part of these consolidated financial statements.

On Track Innovations Ltd.

and its Subsidiaries

Consolidated Balance Sheets

US dollars in thousands except share data

	December 31
	2018	2017
Liabilities and Equity

Current Liabilities
Short-term bank credit and current maturities of long-term bank loans	$260	$4,181
Trade payables	4,712	7,171
Other current liabilities	3,622	3,276
Total current liabilities	8,594	14,628

Long-Term Liabilities
Long-term loans, net of current maturities	39	814
Accrued severance pay	853	939
Deferred tax liability	445	500
Total long-term liabilities	1,337	2,253

Total Liabilities	9,931	16,881

Commitments and Contingencies

Equity
Shareholders’ Equity
Ordinary shares of NIS 0.1 par value: Authorized – 50,000,000 shares as of December 31, 2018 and 2017; issued: 42,473,076 and 42,353,077 shares as of December 31, 2018 and 2017, respectively; outstanding: 41,294,377 and 41,174,378 shares as of December 31, 2018 and 2017, respectively	1,068	1,064
Additional paid-in capital	225,022	224,758
Treasury shares at cost - 1,178,699 shares as of December 31, 2018 and 2017	(2,000)	(2,000)
Accumulated other comprehensive loss	(956)	(691)
Accumulated deficit	(210,943)	(210,680)

Total Equity	12,191	12,451

Total Liabilities and Equity	$22,122	$29,332

The accompanying notes are an integral part of these consolidated financial statements.

On Track Innovations Ltd.

and its Subsidiaries

Consolidated Statements of Operations

US dollars in thousands except share and per share data

	Year ended December 31
	2018	*2017	*2016
Revenues
Sales	$16,725	$16,252	$13,357
Licensing and transaction fees	5,153	4,621	5,395

Total revenues	21,878	20,873	18,752

Cost of revenues
Cost of sales	10,710	10,456	9,276
Cost of licensing	-	-	250
Total cost of revenues	10,710	10,456	9,526

Gross profit	11,168	10,417	9,226
Operating expenses
Research and development	3,175	3,263	2,768
Selling and marketing	5,940	5,633	5,516
General and administrative	3,971	3,620	3,482
Patent litigation and maintenance	10	31	48
Other expenses, net	33	52	191

Total operating expenses	13,129	12,599	12,005

Operating loss from continuing operations	(1,961)	(2,182)	(2,779)
Financial expenses, net	(228)	(341)	(396)

Loss from continuing operations before taxes on income	(2,189)	(2,523)	(3,175)

Income tax benefit, net	301	138	131

Net loss from continuing operations	(1,888)	(2,385)	(3,044)
Net income from discontinued operations	1,625	1,787	2,184

Net loss	(263)	(598)	(860)

Net loss attributable to non-controlling interest	-	-	32
Net loss attributable to shareholders	$(263)	$(598)	$(828)
Basic and diluted net (loss) income attributable to shareholders per ordinary share
From continuing operations	$(0.05)	$(0.06)	$(0.07)
From discontinued operations	$0.04	$0.05	$0.05
	$(0.01)	$(0.01)	$(0.02)
Weighted average number of ordinary shares used in computing basic and diluted net (loss) income per ordinary share	41,268,984	41,109,875	40,914,558

*	Reclassified to conform with the current period presentation, see Note 1B(3).

The accompanying notes are an integral part of these consolidated financial statements.

On Track Innovations Ltd.

and its Subsidiaries

Consolidated Statements of Comprehensive Loss

US dollars in thousands

	Year ended December 31
	2018	2017	2016
Total comprehensive loss:
Net loss	$(263)	$(598)	$(860)
Foreign currency translation adjustments	(265)	545	(152)

Total comprehensive loss	$(528)	$(53)	$(1,012)
Comprehensive loss attributable to the non-controlling interest	-	-	32
Total comprehensive loss attributable to shareholders	$(528)	$(53)	$(980)

The accompanying notes are an integral part of these consolidated financial statements.

On Track Innovations Ltd.

and its Subsidiaries

Consolidated Statements of Changes in Equity

US dollars in thousands, except share data

	Number of Shares issued	Share capital	Additional paid-in capital	Treasury Shares	Accumulated other comprehensive (loss) income	Accumulated deficit	Non-controlling interest	Total equity
Balance as of January 1, 2016	42,014,673	$1,055	$225,925	$(2,000)	$(1,084)	$(209,254)	$(1,819)	$12,823
Changes during the year ended December 31, 2016:

Stock-based compensation	(**)15,000	(*)	239	-	-	-	-	239
Increase in the ownership rate in subsidiaries, see Note 10D	-	-	(1,920)	-	-	-	1,851	(69)
Exercise of options and warrants	213,402	6	171	-	-	-	-	177
Foreign currency translation adjustments	-	-	-	-	(152)	-	-	(152)
Net loss	-	-	-	-	-	(828)	(32)	(860)
Balance as of December 31, 2016	42,243,075	$1,061	$224,415	$(2,000)	$(1,236)	$(210,082)	$-	$12,158
Changes during the year ended December 31, 2017:

Stock-based compensation	(**)45,000	1	253	-	-	-	-	254
Exercise of options	65,002	2	90	-	-	-	-	92
Foreign currency translation adjustments	-	-	-	-	545	-	-	545
Net loss	-	-	-	-	-	(598)	-	(598)
Balance as of December 31, 2017	42,353,077	$1,064	$224,758	$(2,000)	$(691)	$(210,680)	$-	$12,451
Changes during the year ended December 31, 2018:

Stock-based compensation	(**)80,000	3	231	-	-	-	-	234
Exercise of options	39,999	1	33	-	-	-	-	34
Foreign currency translation adjustments	-	-	-	-	(265)	-	-	(265)
Net loss	-	-	-	-	-	(263)	-	(263)
Balance as of December 31, 2018	42,473,076	$1,068	$225,022	$(2,000)	$(956)	$(210,943)	-	$12,191

(*)	Less than $1.
(**)	See Note 10A.

The accompanying notes are an integral part of these consolidated financial statements.

On Track Innovations Ltd.

and its Subsidiaries

Consolidated Statements of Cash Flows

US dollars in thousands

	Year ended December 31
	2018	*2017	*2016
Cash flows from continuing operating activities
Net loss from continuing operations	$(1,888)	$(2,385)	$(3,044)
Adjustments required to reconcile net loss to net cash used in continuing operating activities:
Stock-based compensation related to options and shares issued to employees and others	234	254	239
(Gain) loss on sale of property and equipment	(37)	52	83
Accrued interest and linkage differences, net	19	(6)	56
Depreciation and amortization	1,328	1,172	1,172
Deferred tax benefits, net	(477)	(165)	(155)

Changes in operating assets and liabilities:
Accrued severance pay, net	(57)	45	(183)
Decrease (increase) in trade receivables, net	1,118	(124)	(3,224)
Decrease (increase) in other receivables and prepaid expenses	350	(838)	349
(Increase) decrease in inventories	(573)	110	(106)
(Decrease) increase in trade payables	(2,089)	(644)	1,631
(Decrease) increase in other current liabilities	(110)	(597)	288
Net cash used in continuing operating activities	(2,182)	(3,126)	(2,894)

Cash flows from continuing investing activities

Purchase of property and equipment	(636)	(293)	(311)
Proceeds from sale of property, plant and equipment	68	17	1,779
Change in short-term investments, net	1,495	1,773	(822)
Investment in capitalized certification costs	(120)	(239)	(188)
Investment in restricted deposit for employee benefits	-	-	(44)
Proceeds from restricted deposit for employee benefits	8	44	142
Net cash provided by continuing investing activities	815	1,302	556

Cash flows from continuing financing activities
(Decrease) increase in short-term bank credit, net	(3,554)	(335)	1,018
Proceeds from long-term bank loans	-	-	27
Repayment of long-term bank loans	(1,064)	(632)	(1,581)
Proceeds from exercise of options and warrants	34	92	177

Net cash used in continuing financing activities	(4,584)	(875)	(359)

Cash flows from discontinued operations
Net cash provided by discontinued operating activities	750	2,311	469
Net cash provided by discontinued investing activities	2,750	-	2,292

Total net cash provided by discontinued operations	3,500	2,311	2,761
Effect of exchange rate changes on cash and cash equivalents	(243)	687	(268)

(Decrease) increase in cash, cash equivalents and restricted cash	(2,694)	299	(204)
Cash, cash equivalents and restricted cash - beginning of the year	7,799	7,500	7,704

Cash, cash equivalents and restricted cash at the end of the year	$5,105	$7,799	$7,500

*	Reclassified to conform with the current period presentation, see Notes 1B(3) and 2W(1).

The accompanying notes are an integral part of these consolidated financial statements.

On Track Innovations Ltd.

and its Subsidiaries

Consolidated Statements of Cash Flows (cont’d)

US dollars in thousands

	Year ended December 31
	2018	2017	2016
Supplementary cash flows information:

Cash paid during the period for:
Interest paid	$121	$176	$220
Income taxes paid	$89	$61	$27

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

At December 31, 2018, the Company operates in two operating segments: (a) Retail and Mass Transit Ticketing, and (b) Petroleum. See Note 14. During 2016 and 2018, the Company sold its parking operating segment and its medical smart cards operation, respectively - see Note 1B.

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

On April 20, 2016, the purchaser of the Smart ID division, SuperCom Ltd. (“SuperCom”), and the Company entered into a settlement agreement resolving certain litigation between SuperCom and the Company pursuant to which SuperCom paid the Company $2,050 and agreed to pay the Company up to $1,500 in accordance with and subject to a certain earn-out mechanism. In November 2017, the Company commenced an arbitration procedure with SuperCom, in which the Company claims that additional earn-out payments have not been paid to the Company. SuperCom raised issues against the Company during the arbitration for material damages. The evidence in the arbitration were heard on March 6, 2018, and an arbitration decision was issued on December 24, 2018 in the Company’s favor and denied SuperCom's claims. On February 7, 2019, SuperCom filed an application to the District Court in Tel Aviv to cancel the said arbitration decision and the Company submitted a response to the application on March 20, 2019.

As mentioned in Note 2U, the Company records the earn-out payments only when the consideration is determined to be realizable. For details in connection with contingent considerations recorded and received during the year ended December 31, 2016, see Note 13.

2.	In September 2016, the Company completed the sale of certain assets and IP related to its former parking segment to Atrinet Ltd. and its affiliated entities for a non-material amount. The Company has determined that the sale of the parking business qualifies as a discontinued operation. Accordingly, the results and the cash flows of these operations for all reporting periods are presented in the statements of operations and in the statements of cash flows, respectively, as discontinued operations separately from continuing operations (see also Note 13).

On Track Innovations Ltd.

and its Subsidiaries

Notes to the Consolidated Financial Statements

In thousands, except share and per share data

Note 1 - General (cont’d)

B.	Divestiture of operations (cont’d)

3.	In December 2018, the Company completed the sale of its medical smart cards operation (“Medismart”) (formerly part of the Company’s “Other segment”) to Smart Applications International Limited (“Smart”) for a total price of $2,750. The Company has determined that the sale of the Medismart business qualifies as a discontinued operation. Accordingly, the results and the cash flows of this operation for all reporting periods are presented in the statements of operations and in the statements of cash flows, respectively, as discontinued operations separately from continuing operations (see also Note 13). All prior periods’ information has been reclassified to conform with the current period’s presentation.

Note 2 - Significant Accounting Policies

The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

The significant accounting policies followed in the preparation of the financial statements, applied on a consistent basis, except as for the mentioned in Note 2W, are as follows:

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

Accounting policy applicable before January 1, 2018:

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

The cost to the Company of warranty that the product will perform according to certain specifications and that the Company will repair or replace the product if it ceases to work properly, is insignificant and is treated according to accounting guidance for contingencies.

Regarding the accounting policy applicable after January 1, 2018 and the first-time adoption of ASC 606, Revenues from Contracts with Customers, see also Note 2W(2).

K.	Research, development costs and certification costs

Research and development costs, which consist mainly of labor costs, materials and subcontractors, are charged to operations as incurred.

According to ASC Topic 350, “Intangibles - Goodwill and Other,” software that is part of a product or process to be sold to a customer shall be accounted for under ASC Subtopic 985-20. The Company’s products contain embedded software which is an integral part of these products because it allows the various components of the products to communicate with each other and the products are clearly unable to function without this coding. The costs of product certification are capitalized once technological feasibility is determined. The Company determines that technological feasibility for its products is reached after all high-risk development issues have been resolved. Once the products are available for general release to the Company’s customers, the Company ceases capitalizing the product certification costs and all additional costs, if any, are expensed. The capitalized product certification costs are amortized on a product-by-product basis using straight-line amortization, over a period of 3 years. The amortization begins when the products are available for general release to the Company’s customers. The depreciation is presented within research and development in the consolidated statements of operations. Amortization expenses amounted to $215, $181 and $90 for the years ended December 31, 2018, 2017 and 2016, respectively.

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

Stock options and warrants in the amounts of 1,501,000, 1,535,000 and 1,644,836 outstanding as of the years ended December 31, 2018, 2017 and 2016, respectively, have been excluded from the calculation of the diluted net loss per ordinary share because all such securities have an anti-dilutive effect for all periods presented.

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

On Track Innovations Ltd.

and its Subsidiaries

Notes to the Consolidated Financial Statements

In thousands, except share and per share data

Note 2 - Significant Accounting Policies (cont’d)

Q.	Severance pay (cont’d)

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

Severance pay expenses for the years ended December 31, 2018, 2017 and 2016 amounted to $212, $242 and $227, respectively. Defined contribution plan expenses were $232, $231 and $182 in the years ended December 31, 2018, 2017 and 2016, respectively.

R.	Advertising expenses

Advertising expenses are charged to the statements of operations as incurred. Advertising expenses for the years ended December 31, 2018, 2017 and 2016 amounted to $1,367, $1,254 and $1,142, respectively.

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

The activity in the allowance for doubtful accounts for the years ended December 31, 2018, 2017 and 2016 is as follows:

	2018	2017	2016
Allowance for doubtful accounts at beginning of year	$568	$720	$778
Additions charged to allowance for doubtful accounts	52	73	147
Write-downs charged against the allowance	(45)	(225)	(205)
Other	(20)	-	-
Allowance for doubtful accounts at end of year	$555	$568	$720

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

The SmartID Division divesture, the parking business divesture and the Medismart divesture qualify as discontinued operations and therefore have been presented as such.

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

The following table provides a reconciliation of cash, cash equivalents, and restricted cash and cash equivalents reported within the accompanying consolidated balance sheets that sum to the total of the same such amounts presented in the accompanying consolidated statements of cash flows:

	December 31
	2018	2017	2016	2015
Cash and cash equivalents	$4,827	$6,742	$5,952	$5,450
Restricted cash and cash equivalents (*)	278	1,057	1,548	2,254
Total cash, cash equivalents, and restricted cash and cash equivalents presented in the statements of cash flows	$5,105	$7,799	$7,500	$7,704

(*)	The restricted cash and cash equivalents are included in short-term investments in the accompanying consolidated balance sheets.

2.	Revenue Recognition

In May 2014, the FASB issued ASC Topic 606, Revenue from Contracts with Customers (“Topic 606”). The standard provides companies with a single model for use in accounting for revenue arising from contracts with customers and supersedes previous revenue recognition guidance, including industry-specific revenue guidance.

The Company has adopted Topic 606 commencing from January 1, 2018 on a modified retrospective basis. Results for reporting periods beginning after January 1, 2018 are presented under Topic 606, while prior period amounts are not adjusted and continue to be reported in accordance with historic accounting under Topic 605 (as described in Note 2 J).

The Company utilized a comprehensive approach in order to assess the impact of the guidance on its contract portfolio by reviewing its current accounting policies and practices to identify potential differences that would result from applying the new requirements, including evaluation of the performance obligations and variable consideration.

The Company did not have a cumulative adjustment to retained earnings or an impact on its revenue recognition policies or on its consolidated financial statements as a result of the adoption of the new standard.

On Track Innovations Ltd.

and its Subsidiaries

Notes to the Consolidated Financial Statements

In thousands, except share and per share data

Note 2 - Significant Accounting Policies (cont’d)

W.	Recently Adopted Accounting Pronouncements (cont’d)

2.	Revenue Recognition (cont’d)

Topic 606 requires entities to follow a five step process:

(1)	Identify the contract(s) with a customer,

(2)	Identify the performance obligations in the contract,

(3)	Determine the transaction price,

(4)	Allocate the transaction price to the performance obligations in the contract, and

(5)	Recognize revenue when (or as) the entity satisfies a performance obligation.

The Company accounts for a contract with customer when it has approval and commitment from both parties, the rights of the parties and payment terms are identified, the contract has commercial substance and collectability of consideration is probable.

For each contract, the Company exercises judgement to identify separate performance obligations and to evaluate, at the inception of the contract, if each distinct performance obligation within the contract is satisfied at a point in time or over time.

Revenue is measured based on a consideration specified in a contract with a customer, and excludes any sales incentives and amounts collected on behalf of third parties.

In certain arrangements with variable consideration, the Company exercises judgement in order to estimate the amount of variable consideration to be included in the transaction price. In these arrangements, revenue is recognized over time as it is mainly attributed to ongoing services provided. An insignificant amount which is related to the product is not recognized upon delivery since it is not probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is subsequently resolved.

Revenue is allocated among performance obligations in a manner that reflects the consideration that the Company expects to be entitled for the promised goods or services based on standalone selling prices (SSP). SSP are estimated for each distinct performance obligation and judgment may be required in their determination. The best evidence of SSP is the observable price of a product or service when the Company sells the goods separately in similar circumstances and to similar customers.

The Company recognizes revenue when it satisfies a performance obligation by transferring control over a product or service to a customer. For an analysis of the performance obligations and the timing of revenue recognition, for each type of the contract, see also Note 9.

The new standard requires the Company to provide more robust disclosures than required by previous guidance. Such disclosures have been provided in Note 9.

In addition, when the Company has an unconditional right to receive proceeds before the performance obligation was fulfilled, it is now required to record receivables against contract liabilities.

On Track Innovations Ltd.

and its Subsidiaries

Notes to the Consolidated Financial Statements

In thousands, except share and per share data

Note 2 - Significant Accounting Policies (cont’d)

X.	Recent accounting pronouncements

1.	In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which supersedes ASC 840, Leases. This ASU requires lessees to recognize a right-of-use asset and lease liability on the balance sheet for most leases, whereas currently only financing-type lease liabilities (capital leases) are recognized on the balance sheet. In addition, the definition of a lease has been revised with respect to when an arrangement conveys the right to control the use of the identified asset under the arrangement, which may result in changes to the classification of an arrangement as a lease. The ASU does not significantly change the lessees’ recognition, measurement and presentation of expenses and cash flows from the previous accounting standard. Lessors’ accounting under the ASU is largely unchanged from the previous accounting standard. The ASU expands the disclosure requirements of lease arrangements. The guidance is effective for interim and annual reporting periods beginning after December 15, 2018, with early adoption permitted. The Company will adopt this standard on January 1, 2019, under the effective date method. In accordance with the effective date method, the Company needs to record a cumulative-effect adjustment within its accumulated deficit in the equity on January 1, 2019, without reclassification of previous financial statements. The guidance is not expected to have a material impact on the Company’s financial statements, including the results of its operations and its cash flows, with an expected increase of the Company’s assets and liabilities in amount that reflects approximately 4%-7% of the Company’s total assets as of January 1, 2019, subject to completion of its assessment.

2.	In June 2016, the FASB issued ASU 2016-13, Financial Instruments — Credit Losses (Topic 326). The main objective of this ASU is to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. To achieve this objective, the amendments in this ASU replace the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. The amendments affect entities holding financial assets and net investment in leases that are not accounted for at fair value through net income. The amendments affect loans, debt securities, trade receivables, net investments in leases, off-balance-sheet credit exposures, reinsurance receivables, and any other financial assets not excluded from the scope that have the contractual right to receive cash. ASU 2016-13 is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted for fiscal years beginning after December 15, 2018. The Company currently does not expect the adoption of this accounting standard to have a material impact on its consolidated financial statements.

Y.	Immaterial error correction

The consolidated balance Sheet as of December 31, 2017 includes the impact of an immaterial correction that is reflected by increasing other receivables and prepaid expenses and other current liabilities by $855 in order to reflect the Company’s exposure to a claim and the right to receive full indemnity for this exposure (see Note 8E1). In addition, the Company reclassified supplier advance that was previously presented net of the trade payables in the amount of $907 to other receivables and prepaid expenses. These corrections had no impact on the previously reported amounts of total equity, consolidated statements of operations, consolidated statements of comprehensive loss, consolidated statements of changes in equity and consolidated cash flows from operating, investing or financing activities.

On Track Innovations Ltd.

and its Subsidiaries

Notes to the Consolidated Financial Statements

In thousands, except share and per share data

Note 2 - Significant Accounting Policies (cont’d)

Y.	Immaterial error correction (cont’d)

The Company evaluated these corrections and determined, based on quantitative and qualitative factors, that the corrections made were not material to the consolidated financial statements taken as a whole for any previously filed consolidated financial statement.

Note 3 - Short-term investments:

Balances at December 31, 2018 and 2017 consist of bank deposits. The bank deposits bear weighted average annual interest of 2.29% as of December 31, 2018 (As of December 31, 2017 – 0.7%).

See Note 8C as to restrictions on certain deposits.

Note 4 - Other Receivables and Prepaid Expenses

	December 31
	2018	2017

Government institutions	$387	$263
Prepaid expenses	226	381
Receivables under contractual obligations to be transferred to others (*)	349	446
Suppliers advance	932	(**) 1,029
Other receivables	166	(**) 1,206
	$2,060	$3,325

(*)	The Company’s subsidiary in Poland is required to collect certain fees that are to be transferred to local authorities.

(**)	See Note 2Y.

Note 5 - Property, Plant and Equipment, Net

A.	Consist of:

	December 31
	2018	2017

Cost
Buildings	$966	$917
Computers, software and manufacturing equipment	16,052	16,279
Office furniture and equipment	153	172
Motor vehicles	195	201
Total cost	17,366	17,569
Total accumulated depreciation	12,333	11,710
	$5,033	$5,859

B.	As to liens - See Note 8C.

C.	Depreciation expenses amounted to $1,113, $991 and $1,082 for the years ended December 31, 2018, 2017 and 2016, respectively.

On Track Innovations Ltd.

and its Subsidiaries

Notes to the Consolidated Financial Statements

In thousands, except share and per share data

Note 6 - Other Current Liabilities

	December 31
	2018	2017

Employees and related expenses	$1,042	$1,073
Accrued expenses	921	1,054
Customer advances	141	178
Other current liabilities	* 1,518	* 971
	$3,622	$3,276

*	See Notes 8E(1) and 2Y.

Note 7 - Bank Loans

A.	Composition of long-term loans:

	December 31
	2018	2017

Long-term loans (*)	$299	$1,400
Less - current maturities	260	586
	$39	$814

(*)	As of December 31, 2018, the bank loans are denominated in the following currencies: Polish Zloty ($252; matures in 2019) and South African Rand ($47; matures in 2019-2020). As of December 31, 2018, these loans bear a weighted average interest rate of 4.66% per annum.

B.	Repayment dates of long-term loans subsequent to December 31, 2018:

2019	$260
2020	39
$299

C.	Composition of short-term loans, bank credit and current maturities of long-term loans:

	December 31	December 31
	2017	2018	2017
	%
	Interest rate
In U.S. Dollars	4.50	$-	$1,669
In Polish Zloty	3.63	-	1,147
In NIS	3.60	-	779
		-	3,595
Current maturities of long-term loans		260	586
		$260	$4,181

The weighted average interest rates of the short-term bank credit for the years ended December 31, 2018 and 2017 were 3.82% and 4.03%, respectively, per annum.

D.	Liens for short-term and long-term loans - see Note 8C.

E.	As of December 31, 2018, the Group has authorized unused credit lines of $2,565.

On Track Innovations Ltd.

and its Subsidiaries

Notes to the Consolidated Financial Statements

In thousands, except share and per share data

Note 8 - Commitments and Contingencies

A.	Commitments and Contingencies:

The Company has entered into several research and development agreements, pursuant to which the Company received grants from the Government of Israel, and are therefore obligated to pay royalties to the Government of Israel at a rate of 3%-3.5% of its sales up to the amounts granted (linked to the U.S. dollar with annual interest at LIBOR as of the date of approval, for programs approved from January 1, 1999 and thereafter). The total amount of grants received as of December 31, 2018, net of royalties paid, was approximately $3,800 (including accrued interest). No grants from the Government of Israel were received during the three-year period ended December 31, 2018.

During the year ended December 31, 2018, there were no royalty expenses. Royalty expenses amounted to $111 and $423 for the years ended December 31, 2017 and 2016, respectively, and were charged to cost of revenues.

B.	Leases

The Group operates from leased facilities in the United States, Israel, Poland and South Africa, leased for periods expiring in years 2019 through 2023.

Minimum future rentals of premises under non-cancelable operating lease agreements at rates in effect as of December 31, 2018 are as follows:

2019	$284
2020	184
2021	170
2022	175
2023	46
$859

Rent expenses amounted to $363, $399 and $313 for the years ended December 31, 2018, 2017 and 2016, respectively. See also Note 16.

C.	Liens

The Company and certain subsidiaries have recorded floating charges on all of its tangible assets in favor of banks.

The Company’s and certain subsidiaries’ manufacturing facilities and certain equipment have been pledged as security in respect of a loan received from a bank.

The Company’s short-term deposits in the amount of $278 have been pledged as security in respect of guarantees granted and in respect of credit lines received from a bank. Such deposits cannot be pledged to others or withdrawn without the consent of the bank.

D.	Guarantees

As of December 31, 2018, the Company granted performance guarantees and guarantees to secure customer advances in the sum of $304. The expiration dates of the guarantees range from January 2019 to June 2019.

On Track Innovations Ltd.

and its Subsidiaries

Notes to the Consolidated Financial Statements

In thousands, except share and per share data

Note 8 - Commitments and Contingencies (cont’d)

E.	Legal claims

1.	In June 2013, prior to the Company’s divestiture of its SmartID division, Merwell Inc. (“Merwell”) filed a claim against the Company before an agreed-upon arbitrator alleging breach of contract in connection with certain commissions claimed to be owed to Merwell with respect to the division’s activities in Tanzania. These activities, along with all other activities of the SmartID division, were later assigned to and assumed by SuperCom in its purchase of the division. SuperCom undertook to indemnify the Company and hold it harmless against any liabilities the Company may incur in connection with Merwell’s consulting agreement and the arbitration. An arbitration decision was issued on February 21, 2016, awarding Merwell approximately $855 for outstanding commissions, plus expenses and legal fees. The arbitration decision had been appealed and the appeal was denied on June 17, 2018. In order to collect the award, Merwell filed a motion against the Company and the Nazareth District Court issued a judgment requiring the Company to pay Merwell an amount of NIS 5,080 (approximately $1,370) that was paid by the Company on January 8, 2019. As mentioned above, based on the agreement with SuperCom from April 2016 (which was granted an effect of a court judgment), SuperCom is liable for all the costs and liabilities arising out of this claim. Subsequent to the balance sheet date, the Company initiated an arbitration process to collect from SuperCom, the amount paid to Merwell, which SuperCom failed to pay as of the date hereof.

As of December 31, 2018, the Company recorded a provision for the full amount paid. Despite the fact that, based on the assessment of the Company’s external legal counsel, the likelihood to succeed in the arbitration process (or other legal procedure in that matter) is high, the Company did not record an indemnification asset as of December 31, 2018, in accordance with accounting standard ASC 450.

2.	In October 2013, a financial claim was filed against the Company and its then French subsidiary, Parx France (in this paragraph, together, the “Defendants”), in the Commercial Court of Paris, France (in this paragraph, the “Court”). The sum of the claim is €1,500 ($1,743) and is based on the allegation that the plaintiff sustained certain losses in connection with Defendants not granting the plaintiff exclusive marketing rights to distribute and operate the Defendants’ PIAF Parking System in Paris and the Ile of France. On October 25, 2017, the Court issued its ruling in this matter dismissing all claims against the Company but ordering Parx France to pay the plaintiff €50 ($58) plus interest in damages plus another approximately €5 ($6) in other fees and penalties. The Company offered to pay the amounts mentioned above to the plaintiff in consideration for not filing future appeals. The Plaintiff rejected this offer and filed an appeal against Parx France and the Company claiming the sum of €503 ($584) plus interest and expenses. The Company will submit its answer to the appeal by November 7, 2019, and the appeal hearing is scheduled for December 5, 2019. Based on the assessment of the Company’s external legal counsel, the Company’s management is of the opinion that the chances of the appeal being approved against the Company are low.

On Track Innovations Ltd.

and its Subsidiaries

Notes to the Consolidated Financial Statements

In thousands, except share and per share data

Note 9 - Revenues

Disaggregation of revenue

The following table disaggregates the Company’s revenue by major source based on categories that depict its nature and timing as reviewed by management for the year ended December 31, 2018:

	Year ended December 31
	2018
	Retail and Mass Transit Ticketing	Petroleum	Total
Cashless payment products (A)	$8,751	$-	$8,751

Complete cashless payment solutions (B):
Sales of products (B1)	2,986	3,794	6,780
Licensing fees, transaction fees and services (B2)	4,890	1,457	6,347
	7,876	5,251	13,127
Total revenues	$16,627	$5,251	$21,878

Performance obligations

Below is a listing of performance obligations for the Company’s main revenue streams:

A.	Cashless payment products –

The performance obligation is the selling of contactless payment products. Most of those products are Near Field Communication (NFC) readers. For such sales the performance obligation, transfer of control and revenue recognition occur when the products are delivered.

B.	Complete cashless payment solutions –

The complete solution includes selling of products and complementary services, as follows:

1.	Sales of products –

●	Selling of contactless payment products (see A above) together with payment gateways and machine-to-machine controllers.

●	Selling of petroleum payment solutions including site and vehicle equipment.

For such sales, the performance obligation, transfer of control and revenue recognition occur when the products are delivered.

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

Note 9 - Revenues (cont’d)

Performance obligations (cont’d)

The Company includes a warranty in connection with certain contracts with customers, which are not considered to be separate performance obligations. The cost to the Company of this warranty is insignificant.

Contract balances

	December 31	December 31
	2018	2017

Trade receivables, net of allowance for doubtful accounts	$4,530	$5,827
Customer advances	$141	$178

Accounts receivable are recognized when the right to consideration becomes unconditional based upon contractual billing schedules.

Transaction price and variable consideration

The transaction price is the amount of consideration to which the Company expects to be entitled in exchange for transferring goods or services to a customer, excluding amounts collected on behalf of third parties. In certain arrangements with variable consideration, revenue is recognized over time as it is mainly attributed to ongoing services provided. An insignificant amount which is related to the product is not recognized upon delivery since it is not probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is subsequently resolved.

On Track Innovations Ltd.

and its Subsidiaries

Notes to the Consolidated Financial Statements

In thousands, except share and per share data

Note 10 - Equity

A.	Shares to non-employees

During 2018, 2017 and 2016, the Company granted its consultants 80,000, 45,000 and 15,000 ordinary shares, respectively. The expenses that are recognized due to these grants are immaterial and are presented within ’stock-based compensation’ in the statement of changes in equity.

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

The fair value of each option granted to employees during 2018, 2017 and 2016 was estimated on the date of grant, using the Black-Scholes model and the following assumptions:

	Year ended December 31
	2018	2017	2016
Expected dividend yield	0%	0%	0%
Expected volatility	69%-81%	67%-74%	71%-75%
Risk-free interest rate	1.92%-2.84%	1.35%-1.83%	0.97%-1.42%
Expected life - in years	2.33	2.45	2.45-3.5

1.	Dividend yield of zero percent for all periods.

2.	Expected average volatility represents a weighted average standard deviation rate for the price of the Company’s ordinary shares on Nasdaq.

3.	Risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant.

4.	For options granted during 2018 and 2017 - estimated expected lives are based on historical grants data. For 2016 - estimated expected lives are according to the simplified method.

On Track Innovations Ltd.

and its Subsidiaries

Notes to the Consolidated Financial Statements

In thousands, except share and per share data

Note 10 - Equity (cont’d)

B.	Stock option plans (cont’d)

The Company’s options activity during 2018 (including options to non-employees) and information as to options outstanding and options exercisable as of December 31, 2018 and 2017 are summarized in the following table:

	Number of	Weighted average exercise	Aggregate
	options	price	intrinsic
	outstanding	per share	value
Outstanding – December 31, 2017	1,495,000	$1.27
Options granted	224,000	1.06
Options expired or forfeited	(218,001)	1.32
Options exercised	(39,999)	0.86
Outstanding – December 31, 2018	1,461,000	$1.24	$6
Exercisable as of:
December 31, 2018	855,642	$1.32	$4

The weighted average grant date fair value of options granted is $0.46, $0.66 and $0.95 per option during 2018, 2017 and 2016, respectively.

The following table summarizes information about options outstanding and exercisable (including options to non-employees) as of December 31, 2018:

	Options outstanding			Options Exercisable
	Number	Weighted		Number	Weighted
	outstanding	average	Weighted	Outstanding	average	Weighted
	as of	remaining	Average	As of	remaining	Average
Range of	December 31,	contractual	Exercise	December 31,	contractual	Exercise
exercise price	2018	life (years)	Price	2018	life (years)	Price
$0.44-0.90	544,000	2.65	$0.76	356,666	1.95	$0.74
1.07-1.68	707,000	3.44	1.23	288,976	3.19	1.18
2.32-2.36	170,000	0.37	2.35	170,000	0.37	2.35
$3.03	40,000	0.73	$3.03	40,000	0.73	$3.03
	1,461,000	2.71		855,642	2.00

The total exercise date intrinsic value of options exercised during the years ended December 31, 2018, 2017 and 2016, was $16, $32 and $45, respectively.

As of December 31, 2018, there was $251 of total unrecognized compensation cost related to non-vested stock-based compensation arrangements. That cost is expected to be recognized over a weighted-average period of 1.21 years. The total fair value of shares vested during the year ended December 31, 2018 was $180.

During 2018, 2017 and 2016, the Company recorded stock-based compensation expenses in the amount of $234, $254 and $239, respectively, in accordance with ASC Topic 718.

Stock-based compensation expenses are not deductible for tax purpose.

On Track Innovations Ltd.

and its Subsidiaries

Notes to the Consolidated Financial Statements

In thousands, except share and per share data

Note 10 - Equity (cont’d)

C.	Warrants

1.	During 2018, no warrants expired or were exercised into ordinary shares.

2.	As of December 31, 2018, there are remaining 40,000 outstanding warrants issued to one of the Company’s consultants during 2016 with a per share exercise price of $0.95. The warrants expire during 2019.

D.	Change in the ownership rate

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

Note 11 - Supplemental statement of operations data

Other expenses, net

Consists of:

	Year ended December 31.
	2018	2017	2016

(Gain) loss on sale of property and
equipment, net (1)	(37)	52	83
Cessation of employment agreements (2)	-	-	108
Consulting fees	70	-	-
Other expenses, net	$33	$52	$191

1	On May 7, 2016, the Company entered into an agreement pursuant to which the Company agreed to sell its headquarters building in Rosh Pina, Israel, to a third party for consideration of NIS 7,000 (approximately $1,848) and will lease back the portion of the building necessary for its current operations. The leaseback period is two years and the annual rent is $130. On September 4, 2016, the sale of the building was completed. As a result of the sale, the Company recorded a loss of $83. The Company has the right to extend the lease by two additional one year periods on the same terms and it has extended the lease by one year until July 31, 2019.

2	During 2016, the Company recorded compensation expenses related to the cessation of employment of the Company’s former Chief Financial Officer and former General Counsel and Secretary.

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

Presented hereunder are the standard tax rates in Israel in the years 2016-2018:

2018 – 23%

2017 – 24%

2016 – 25%

Current taxes for the reported periods are calculated according to the tax rates presented above.

On January 4, 2016, the statutory tax rate was changed to 25% following a reduction of a corporate tax by the Israeli government. Furthermore, on December 22, 2016, the Israeli government passed a law under which the corporate tax rate was reduced from 25% to 23% in two steps. The first reduction was to a rate of 24% as from January 2017 and the second reduction was to a rate of 23% as from January 2018.

The deferred tax balances as at December 31, 2018 and 2017 were calculated according to the new tax rates, at the tax rate expected to apply on the date of reversal.

4.	Benefits under the Law for the Encouragement of Capital Investments

According to the Law for the Encouragement of Capital Investments – 1959 (the “Law”), as amended, two new tax tracks exist, one of which may be relevant to the Company, the preferred enterprise track, which mainly provide a uniform and reduced tax rate for all the Company’s income entitled to benefits. According to the amended law, the tax rates on income derived by preferred companies are as follows: 7.5% for Development Area A and 16% for the rest of the country. Additional amendments to the Law became effective in January 2017 (the “2017 Amendment”), according to which, subject to certain conditions, income derived by preferred companies which will meet the definition of ‘Preferred Technological Enterprises’ or “PTE” (as defined in the 2017 Amendment), would be subject to reduced corporate tax rates of 7.5% in Development Area A and 12% for the rest of the country.

In addition to the aforesaid beneficial tax rates, preferred companies in Development Area A are entitled to grants track.

On Track Innovations Ltd.

and its Subsidiaries

Notes to the Consolidated Financial Statements

In thousands, except share and per share data

Note 12 - Income Taxes (cont’d)

A.	The Company and its Israeli subsidiaries (cont’d)

4.	Benefits under the Law for the Encouragement of Capital Investments (cont’d)

The Law also provides that no tax will apply to a dividend distributed out of preferred income to a shareholder that is an Israeli resident company. A tax rate of 20% shall apply to a dividend distributed out of preferred income to an individual shareholder or foreign resident, subject to double taxation prevention treaties.

The Company currently meets the conditions provided in the Law for inclusion in the scope of the preferred enterprise track.

B.	Non-Israeli subsidiaries are taxed based on the income tax laws in their country of residence.

On December 22, 2017, the U.S. Tax Cuts and Jobs Act (the “US Tax Legislation”) was enacted in the United States. Except for certain provisions, the Tax Legislation is effective for tax years beginning on or after January 1, 2018. The Tax Legislation significantly revises several sections of the U.S. Internal Revenue Code including, among other things, lowering the corporate income tax rate from 35% to 21% effective January 1, 2018, limiting deductibility of interest expense and implementing a modified territorial tax system that imposes a repatriation tax on deemed repatriated earnings of foreign subsidiaries. The main effect on the Company’s U.S. subsidiary is the lowering the corporate income tax rate from 35% to 21%, which does not have a material effect on the Company’s financial statements.

C.	Deferred tax assets and liabilities:

	December 31	December 31
	2018	2017

Deferred tax assets:
Carryforward losses	$44,926	$45,239
Other	763	785
Total gross deferred tax assets	45,689	46,024
Less – valuation allowance	(45,689)	(46,024)
Net deferred tax assets	$-	$-

Deferred tax liability -
Other *	(445)	(500)
Net deferred tax liability	$(445)	$(500)

*	Relates mainly to property, plant and equipment.

On Track Innovations Ltd.

and its Subsidiaries

Notes to the Consolidated Financial Statements

In thousands, except share and per share data

Note 12 - Income Taxes (cont’d)

C.	Deferred tax assets and liabilities (cont’d)

The net changes in the total valuation allowance for each of the years ended December 31, 2018, 2017 and 2016, are comprised as follows:

	Year ended December 31
	2018	2017	2016
Balance at beginning of year	$46,024	$46,450	$52,431
Additions during the year from Continuing operations	122	413	764
Changes due to amendments to tax laws and applicable future tax rates, see Note 12A(3)	-	(518)	(6,408)
Discontinued operations - see Note 1B	(5)	(239)	(382)
Tax from previous years	(310)	(312)	-
Exchange rate differences on carryforward losses	(20)	244	33
Adjustments to beginning-of-the-year balance due to utilization of carryforward losses in certain subsidiaries	-	(16)	-
Deferred intercompany transactions	(122)	-	-
Other changes	-	2	12
Balance at end of year	$45,689	$46,024	$46,450

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

D.	As of December 31, 2018, the operating loss carry-forwards and capital loss carryforwards relating to Israeli companies amounted to $155,341 and $36,741, respectively. Operating losses in Israel may be carried forward indefinitely to offset against future taxable operational income. Under the Income Tax (Inflationary Adjustments) Law, 1985, and based on the Company’s election (see Note 12A(1)), tax loss carry-forwards are denominated in U.S. dollars.

Net operating carry-forward losses relating to non-Israeli companies aggregate $3,364, which will expire as follows: 2027 - $2,831 and 2028- $533.

E.	The Company has not recognized a deferred tax liability for the undistributed earnings of its foreign subsidiaries that arose in 2018 and prior years, because the Company considers these earnings to be indefinitely reinvested. These undistributed earnings will be taxed upon distribution, if at all. A deferred tax liability will be recognized when the Company can no longer demonstrate that it plans to indefinitely reinvest these undistributed earnings. As of December 31, 2018, the undistributed earnings of these foreign subsidiaries were $4,435. It is impracticable to determine the additional taxes payable when these earnings are remitted.

On Track Innovations Ltd.

and its Subsidiaries

Notes to the Consolidated Financial Statements

In thousands, except share and per share data

Note 12 - Income Taxes (cont’d)

F.	Income tax expenses allocated to continuing operations are as follows:

	Year ended December 31
	2018	*2017	*2016

Current income tax expenses	$(176)	$(27)	$(24)
Deferred tax benefit	477	165	155
Income tax benefit, net	$301	$138	$131

*	Reclassified to conform with the current period presentation. See Note 1B(3).

Income tax expenses included in discontinued operations expenses are $515, $212 and $213 for the years ended December 31, 2018, 2017 and 2016.

Reported income tax expense for the years ended December 31, 2018, 2017 and 2016, differed from the amounts that would result from applying the Israeli statutory tax rates of 23%, 24% and 25%, respectively, to loss from continuing operations before taxes on income, as a result of the following:

	Year ended December 31
	2018	*2017	*2016

Computed “expected” income tax benefit	$503	$606	$794
Decrease in income tax benefit resulting from:
Change in valuation allowance, net	(122)	(413)	(764)
Nondeductible stock-based compensation related to options issued to employees	(53)	(61)	(60)
Other nondeductible expenses	(3)	(22)	(16)
Tax from previous years	(15)	(13)	110
Other	(9)	41	67
Reported income tax benefit	$301	$138	$131

*	Reclassified to conform with the current period presentation. See Note 1B(3).

G.	Loss from continuing operations before taxes on income consists of the following:

	Year ended December 31
	2018	*2017	*2016

Israel	$(2,765)	$(2,906)	$(3,775)
Non-Israel	576	383	600
	$(2,189)	$(2,523)	$(3,175)

*	Reclassified to conform with the current period presentation. See Note 1B(3).

On Track Innovations Ltd.

and its Subsidiaries

Notes to the Consolidated Financial Statements

In thousands, except share and per share data

Note 12 - Income Taxes (cont’d)

H.	Unrecognized tax benefits

As of December 31, 2018, 2017 and 2016, the Company did not have any unrecognized tax benefits. In addition, the Company does not expect that the amount of unrecognized tax benefits will change significantly within the next twelve months.

For the years ended December 31, 2018, 2017 and 2016, no interest and penalties related to unrecognized tax benefits have been accrued.

The Company and its major subsidiaries file income tax returns in Israel, Poland and South Africa. With few exceptions, the income tax returns of the Company and its major subsidiaries are open to examination by the Israeli and the respective foreign tax authorities for the tax years beginning in 2013, except the income tax returns of the subsidiary in South Africa that are open to examination for the tax years beginning in 2017.

Note 13 - Discontinued operations

As described in Note 1B, the Company divested its interest in the SmartID division, its parking business and Medismart activity and presented these activities as discontinued operations.

During the year ended December 31, 2018, the total gain from the Medismart operation divesture, net of transaction costs, amounted to $2,639. This gain is presented as ‘other income, net’ within the net income from discontinued operations. This gain together with the expense in the amount of $1,355 that derives from a loss contingency, as mentioned in Note 8E(1), are included in ‘other income, net’ within the net income from discontinued operations.

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

During the year ended December 31, 2016, the Company recorded and received profit from contingent consideration in the amount of $209, according to an earn out mechanism derived from the Smart ID division divesture. This profit is presented as ‘other income, net’ within income from discontinued operations for the year ended December 31, 2016. The profit for the year ended December 31, 2016, includes a one-time payment for the SmartID division divesture of $2,050 and loss in the amount of $111 which derives from the parking business divesture, including transaction costs.

Set forth below are the results of the discontinued operations:

	Year ended December 31
	2018	*2017	*2016

Revenues	$1,722	$1,509	$2,580
Expenses	(1,381)	(1,068)	(2,456)
Other income, net	1,284	1,346	2,060
Net income from discontinued operations	$1,625	$1,787	$2,184

*	Reclassified to conform with the current period presentation. See Note 1B(3).

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

Notes to the Consolidated Financial Statements

In thousands, except share and per share data

Note 14 - Operating segments (cont’d)

	Year ended December 31, 2018
	Retail and Mass Transit Ticketing	Petroleum	Consolidated

Revenues	$16,627	$5,251	$21,878
Reportable segment gross profit *	9,441	2,557	11,998
Reconciliation of reportable segment gross profit to gross profit for the period
Depreciation			(826)
Stock-based compensation			(4)
Gross profit for the period			$11,168

	Year ended December 31, 2017**
	Retail and Mass Transit Ticketing	Petroleum	Consolidated

Revenues	$15,755	$5,118	$20,873
Reportable segment gross profit *	8,623	2,552	11,175
Reconciliation of reportable segment gross profit to gross profit for the period
Depreciation			(757)
Stock-based compensation			(1)
Gross profit for the period			$10,417

	Year ended December 31, 2016**
	Retail and Mass Transit Ticketing		Petroleum	Consolidated

Revenues	$	(***) 14,630	$4,122	$18,752
Reportable segment gross profit *		7,598	2,365	9,963
Reconciliation of reportable segment gross profit to gross profit for the period
Depreciation				(733)
Stock-based compensation				(4)
Gross profit for the period				$9,226

*	Gross profit as reviewed by the CODM represents gross profit, adjusted to exclude depreciation and stock-based compensation.

**	Reclassified to conform with the current period presentation. See Note 1B(3).

***	The revenues from retail and mass transit ticketing segment for the years ended December 31, 2016 include revenues derived from litigation settlements with a perpetual license agreement. Those revenues are presented within revenues from ‘licensing and transaction fees’ in the statements of operations.

On Track Innovations Ltd.

and its Subsidiaries

Notes to the Consolidated Financial Statements

In thousands, except share and per share data

Note 15 - Geographic Information and Major Customers

The data is presented in accordance with ASC Topic 280, “Disclosures About Segments of an Enterprise and Related Information.”

	Year ended December 31
	2018	*2017	*2016

Revenues by geographical areas from external customers

Americas	$7,914	$7,167	$9,984
Asia	3,122	3,421	286
Africa	2,447	2,814	2,310
Europe	8,395	7,295	5,890
Total export	21,878	20,697	18,470
Domestic (Israel)	-	176	282
	$21,878	$20,873	$18,752

*	Reclassified to conform with the current period presentation. See Note 1B(3).

	December 31	December 31
	2018	2017

Long lived assets by geographical areas
Domestic (Israel)	$686	$740
Poland	3,704	4,555
South Africa	884	900
America	-	-
	$5,274	$6,195

Major Customers

	Year ended December 31
	2018	*2017	*2016
	%	%	%

Major Customers by percentage from total revenues
Customer A	15%	16%	17%
Customer B	9%	12%	9%
Customer C	11%	11%	0%

*	Reclassified to conform with the current period presentation. See Note 1B(3).

**	The revenues derived from those three customers are presented within the revenues from the Retail and Mass Transit Ticketing.

Note 16 - Subsequent events

In January 2019, the Company signed agreements pursuant to which the Company will lease offices in Yokne’am and in Rosh Pina, Israel (in lieu of the current leased headquarters building in Rosh Pina). The operating lease periods of those buildings in Yokne’am and in Rosh Pina are five years and three years, respectively (excluding the extension-periods, as mentioned in the agreements), and expected to commence during the second quarter of 2019. The total annual rent expenses of both offices, including management fees and excluding construction costs-reimbursement, are $150. The construction costs-reimbursement are expected to be approximately $1,000 that will be paid during the lease period.