Form 10-Q
period 2019-03-31
ON TRACK INNOVATIONS LTD
filed 2019-05-14
CIK 1021604

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

Yes ☒        No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☒

Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐        No ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Ordinary shares, par value NIS 0.10 per share	OTIV	Nasdaq Capital Market

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 41,294,377 Ordinary Shares outstanding as of May 9, 2019.

ON TRACK INNOVATIONS LTD.

i

PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements.

ON TRACK INNOVATIONS LTD. AND ITS SUBSIDIARIES

INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As of March 31, 2019

(Unaudited)

On Track Innovations Ltd.

and its Subsidiaries

Interim Unaudited Condensed Consolidated Financial Statements as of March 31, 2019

Contents

Page

Interim Unaudited Condensed Consolidated Balance Sheets	F-2 - F-3

Interim Unaudited Condensed Consolidated Statements of Operations	F-4

Interim Unaudited Condensed Consolidated Statements of Comprehensive Loss	F-5

Interim Unaudited Condensed Consolidated Statements of Changes in Equity	F-6

Interim Unaudited Condensed Consolidated Statements of Cash Flows	F-7 - F-8

Notes to the Interim Unaudited Condensed Consolidated Financial Statements	F-9 - F-21

On Track Innovations Ltd.

and its Subsidiaries

Interim Unaudited Condensed Consolidated Balance Sheets

US dollars in thousands except share data

	March 31	December 31
	2019	2018
Assets

Current assets
Cash and cash equivalents	$4,014	$4,827
Short-term investments	905	1,078
Trade receivables (net of allowance for doubtful accounts of $560 and 555 as of March 31, 2019 and December 31, 2018, respectively)	2,707	4,530
Other receivables and prepaid expenses	1,789	2,060
Inventories	3,964	3,527
Asset held for sale	772	-
Total current assets	14,151	16,022

Long-term restricted deposit for employees benefit	454	451

Severance pay deposits	387	375

Property, plant and equipment, net	4,013	5,033

Intangible assets, net	241	241

Right-of-use assets	1,381	-

Total Assets	$20,627	$22,122

The accompanying notes are an integral part of these interim unaudited condensed consolidated financial statements.

On Track Innovations Ltd.

and its Subsidiaries

Interim Unaudited Condensed Consolidated Balance Sheets

US dollars in thousands except share data

	March 31	December 31
	2019	2018
Liabilities and Equity

Current Liabilities
Short-term bank credit and current maturities of long-term bank loans	$518	$260
Trade payables	4,937	4,712
Other current liabilities	2,534	3,622

Total current liabilities	$7,989	$8,594

Long-Term Liabilities
Long-term loans, net of current maturities	32	39
Long-term liabilities due to operating leases, net of current maturities	857	-
Accrued severance pay	894	853
Deferred tax liability	426	445
Total long-term liabilities	2,209	1,337

Total Liabilities	10,198	9,931

Commitments and Contingencies, see note 6

Equity

Ordinary shares of NIS 0.1 par value: Authorized – 50,000,000 shares as of March 31, 2019 and December 31, 2018; issued: 42,473,076 shares as of March 31, 2019 and December 31, 2018; outstanding: 41,294,377 shares as of March 31, 2019 and December 31, 2018	1,068	1,068
Additional paid-in capital	225,068	225,022
Treasury shares at cost - 1,178,699 shares as of March 31, 2019 and December 31, 2018	(2,000)	(2,000)
Accumulated other comprehensive loss	(1,019)	(956)
Accumulated deficit	(212,688)	(210,943)
Total Equity	10,429	12,191

Total Liabilities and Equity	$20,627	$22,122

The accompanying notes are an integral part of these interim unaudited condensed consolidated financial statements.

On Track Innovations Ltd.

and its Subsidiaries

Interim Unaudited Condensed Consolidated Statements of Operations

US dollars in thousands except share and per share data

	Three months ended March 31
	2019		*2018
Revenues
Sales		$1,722		$4,241
Licensing and transaction fees		1,291		1,271

Total revenues		3,013		5,512

Cost of revenues
Cost of sales		1,370		2,632
Total cost of revenues		1,370		2,632

Gross profit		1,643		2,880
Operating expenses
Research and development		871		820
Selling and marketing		1,285		1,645
General and administrative		965		907

Total operating expenses		3,121		3,372

Operating loss from continuing operations		(1,478)		(492)
Financial expenses, net		(69)		(32)

Loss from continuing operations before taxes on income		(1,547)		(524)

Income tax (expenses) benefits		(5)		124

Loss from continuing operations		(1,552)		(400)
(Loss) income from discontinued operations		(193)		67

Net loss		$(1,745)		$(333)

Basic and diluted net loss attributable to shareholders per ordinary share
From continuing operations		$(0.04)		$(0.01)
From discontinued operations	$	**	$	**
		$(0.04)		$(0.01)
Weighted average number of ordinary shares used in computing basic and diluted net loss per ordinary share		41,294,377		41,214,378

*	Reclassified to conform with the current period presentation, see Note 1C(2).

**	Less than $0.01 per ordinary share.

The accompanying notes are an integral part of these interim unaudited condensed consolidated financial statements.

On Track Innovations Ltd.

and its Subsidiaries

Interim Unaudited Condensed Consolidated Statements of Comprehensive Loss

US dollars in thousands

	Three months ended March 31
	2019	2018
Total comprehensive loss:
Net loss	$(1,745)	$(333)
Foreign currency translation adjustments	(63)	58
Total comprehensive loss	$(1,808)	$(275)

The accompanying notes are an integral part of these interim unaudited condensed consolidated financial statements.

On Track Innovations Ltd.

and its Subsidiaries

Interim Unaudited Condensed Consolidated Statements of Changes in Equity

US dollars in thousands

	Number of Shares	Share	Additional paid-in	Treasury Shares	Accumulated other comprehensive	Accumulated	Total
	issued	capital	capital	(at cost)	Income (loss)	deficit	equity
Balance as of December 31, 2017	42,353,077	$1,064	$224,758	$(2,000)	$(691)	$(210,680)	$12,451

Changes during the three month period ended March 31, 2018:

Stock-based compensation	-	-	53	-	-	-	53
Foreign currency translation adjustments	-	-	-	-	58	-	58
Net loss	-	-	-	-	-	(333)	(333)
Balance as of March 31, 2018	42,353,077	$1,064	$224,811	$(2,000)	$(633)	$(211,013)	$12,229

Balance as of December 31, 2018	42,473,076	$1,068	$225,022	$(2,000)	$(956)	$(210,943)	$12,191

Changes during the three month period ended March 31, 2019:

Stock-based compensation	-	-	46	-	-	-	46
Foreign currency translation adjustments	-	-	-	-	(63)	-	(63)
Net loss	-	-	-	-	-	(1,745)	(1,745)
Balance as of March 31, 2019	42,473,076	$1,068	$225,068	$(2,000)	$(1,019)	$(212,688)	$10,429

The accompanying notes are an integral part of these interim unaudited condensed consolidated financial statements.

On Track Innovations Ltd.

and its Subsidiaries

Interim Unaudited Condensed Consolidated Statements of Cash Flows

US dollars in thousands

	Three months ended March 31
	2019	*2018
Cash flows from continuing operating activities
Net loss from continuing operations	$(1,552)	$(400)
Adjustments required to reconcile net loss to net cash provided by continuing operating activities:
Stock-based compensation related to options issued to employees and others	46	53
Gain on sale of property and equipment, net	(2)	-
Accrued interest and linkage differences, net	(12)	14
Depreciation and amortization	320	335
Deferred tax benefits, net	(10)	(124)
Changes in operating assets and liabilities:
Accrued severance pay, net	29	(3)
Decrease in trade receivables, net	1,323	886
Decrease in other receivables and prepaid expenses	264	33
Increase in inventories	(457)	(35)
Increase (decrease) in trade payables	423	(117)
Decrease in other current liabilities	(186)	(51)
Net cash provided by continuing operating activities	186	591

Cash flows from continuing investing activities
Purchase of property and equipment	(115)	(322)
Proceeds from sale of property, plant and equipment	10	-
Change in short-term investments, net	6	1,164
Proceeds from restricted deposit for employee benefits	10	-
Investment in capitalized certification costs	(48)	(13)
Net cash (used in) provided by continuing investing activities	(137)	829

Cash flows from continuing financing activities
Increase in short-term bank credit, net	372	33
Repayment of long-term bank loans	(119)	(144)
Net cash provided by (used in) continuing financing activities	253	(111)

Cash flows from discontinued operations
Net cash (used in) provided by discontinued operating activities	(1,231)	244

Total net cash (used in) provided by discontinued operations	(1,231)	244

Effect of exchange rate changes on cash and cash equivalents	(57)	63

Increase in cash, cash equivalents and restricted cash	(986)	1,616
Cash, cash equivalents and restricted cash - beginning of the period	5,105	7,799

Cash, cash equivalents and restricted cash - end of the period	$4,119	$9,415

* Reclassified to conform with the current period presentation, see Note 1C(2).

The accompanying notes are an integral part of these interim unaudited condensed consolidated financial statements.

On Track Innovations Ltd.

and its Subsidiaries

Interim Unaudited Condensed Consolidated Statements of Cash Flows (cont’d)

US dollars in thousands

	Three months ended March 31
	2019	2018
Supplementary cash flows activities:
Cash paid during the period for:
Interest paid	$4	$41
Income taxes paid	$69	$-

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

At March 31, 2019, the Company operates in two operating segments: (a) Retail and Mass Transit Ticketing, and (b) Petroleum. See Note 11. During 2018, the Company sold its medical smart cards operation – see Note 1C(2).

B.	Interim Unaudited Financial Information

The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements and therefore should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.

In the opinion of management, all adjustments considered necessary for a fair statement, consisting of normal recurring adjustments, have been included. Operating results for the three month period ended March 31, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019.

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

On April 20, 2016, the purchaser of the Smart ID division, SuperCom Ltd. (“SuperCom”), and the Company entered into a settlement agreement resolving certain litigation between SuperCom and the Company pursuant to which SuperCom paid the Company $2,050 and agreed to pay the Company up to $1,500 in accordance with and subject to a certain earn-out mechanism. In November 2017, the Company commenced an arbitration procedure with SuperCom, in which the Company claims that additional earn-out payments have not been paid to the Company. SuperCom raised issues against the Company during the arbitration procedure. An arbitration decision was issued on December 24, 2018 in the Company’s favor and denied SuperCom's claims. The Arbitrator ordered SuperCom to disclose the financial information regarding the earn-out payments that the Company is entitled to receive, and to pay the Company accordingly, or otherwise pay the Company the maximum earn-out amount, which equals $1,500 minus the earn-out amounts that were already paid by SuperCom to the Company. On February 7, 2019, SuperCom filed an application to the District Court in Tel Aviv to cancel the said arbitration decision and the Company submitted a response to the application on March 19, 2019.

The Company records the earn-out payments only when the consideration is determined to be realizable. The Company did not record or receive any contingent consideration during the three months ended March 31, 2019 and 2018.

2.	In December 2018, the Company completed the sale of its medical smart cards operation (“Medismart”) (formerly part of the Company’s “Other segment”) to Smart Applications International Limited ("Smart") for a total price of $2,750. The Company has determined that the sale of the Medismart business qualifies as a discontinued operation. Accordingly, the results and the cash flows of this operation for all reporting periods are presented in the statements of operations and in the statements of cash flows, respectively, as discontinued operations separately from continuing operations (see also Note 8). All prior periods’ information has been reclassified to conform with the current period’s presentation.

D.	Events in the reporting period

1.	In January 2019, the Company signed agreements pursuant to which the Company will lease offices in Yokne’am and in Rosh Pina, Israel (in lieu of the current leased headquarters building in Rosh Pina). The operating lease periods of those buildings in Yokne’am and in Rosh Pina are five years and four years, respectively (excluding the extension-periods, as mentioned in the agreements), and expected to commence in the middle of 2019. The total annual rent expenses of both offices, including management fees and excluding construction costs-reimbursement, are expected to be approximately NIS 650 ($180). The construction costs-reimbursement are expected to be approximately NIS 3,450 ($950) that will be paid during the lease period.

On Track Innovations Ltd.

and Subsidiaries

Notes to the Interim Unaudited Condensed Consolidated Financial Statements

US dollars in thousands

Note 1 - Organization and Basis of Presentation (cont’d)

D.	Events in the reporting period (cont’d)

2.	In March 2019, OTI Petrosmart (Pty), Ltd., the South African subsidiary (hereinafter – “Petrosmart”), entered into an agreement pursuant to which Petrosmart will sell its head office in Cape Town, South Africa, to a third party for a consideration of Rand 15,500 (approximately $1,064), that will be received on the date of the sale, and Petrosmart will lease back this building for its current operations. Subject to the fulfillment of certain conditions, the sale is expected to be completed and the operating lease is expected to commence on July 1, 2019. The leaseback period is three years. The annual rent for the first year will be approximately Rand 1,800 (approximately $124) and will be increased by 8.5% each year. Petrosmart has the right to extend the lease by two years. As of March 31, 2019, this building’s book value is $772 and is presented as asset held for sale within ‘current assets’.

The Company does not record right-of-use assets and operating lease liabilities regarding those buildings, as mentioned above, in its consolidated financial statements as of March 31, 2019, due to the fact that the commencement date of the lease periods is subsequent to the balance sheet date – see also Note 2A. The Company is in the process of determining the final terms of those leases, including the commencement date of the lease periods, and evaluating their impact on the consolidated financial statements.

Note 2 - Significant Accounting Policies

Except as described below, these interim unaudited condensed consolidated financial statements have been prepared according to the same accounting policies as those discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.

A.	Recently Adopted Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-02, Leases (Topic 842), which supersedes Accounting Standards Codification (“ASC”) 840, Leases. This ASU requires lessees to recognize a right-of-use asset and lease liability on the balance sheet for most leases, whereas until December 31, 2018, only financing-type lease liabilities (capital leases) were recognized on the balance sheet. Right-of-use assets represent company’s right to use an underlying asset for the lease term and lease liabilities represent company’s obligation to make lease payments arising from the lease. Operating and finance lease right-of-use assets and liabilities are recognized at the commencement date based on the present value of lease payments over the lease term. The Company uses its incremental borrowing rate based on the information available at the commencement date to determine the present value of the lease payments.

In addition, the definition of a lease in the ASU has been revised with respect to when an arrangement conveys the right to control the use of the identified asset under the arrangement, which may result in changes to the classification of an arrangement as a lease. The ASU does not significantly change the lessees’ recognition, measurement and presentation of expenses and cash flows from the previous accounting standard. Lessors’ accounting under the ASU is largely unchanged from the previous accounting standard. The ASU expands the disclosure requirements of lease arrangements.

On Track Innovations Ltd.

and Subsidiaries

Notes to the Interim Unaudited Condensed Consolidated Financial Statements

US dollars in thousands

Note 2 - Significant Accounting Policies (cont’d)

A.	Recently Adopted Accounting Pronouncements (cont’d)

The Company has adopted ASU 2016-02 commencing from January 1, 2019, under the effective date method. In accordance with the effective date method, comparative periods are not restated, and the Company needs to record a cumulative-effect adjustment within its accumulated deficit in the equity on January 1, 2019, without reclassification of previous financial statements. The new standard provides a number of optional practical expedients in transition. The Company elect the ‘package of practical expedients’, which permits the Company not to reassess its prior conclusions regarding lease identification, lease classification and initial direct costs under the new standard and also elect the practical expedient pertaining to the use-of hindsight. The new standard also provides practical expedients for an entity’s ongoing accounting. The Company also elected the practical expedient to not separate lease and non-lease components for all of the Company’s leases, other than leases of real estate. Additionally, following the adoption of the new standard and in subsequent measurements, the Company applies the portfolio approach to account for the operating lease right-of-use assets and liabilities for certain leases and incremental borrowing rates.

The Company did not have a cumulative-effect adjustment to retained earnings as a result of the adoption of the new standard. The adoption of this standard does not have a material impact on the results of operations and cash flows. See Note 5 for the impact on the balance sheet as of March 31, 2019, and additional disclosures, as required by the new standard.

B.	Recent accounting pronouncements

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326). The main objective of this ASU is to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. To achieve this objective, the amendments in this ASU replace the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. The amendments affect entities holding financial assets and net investment in leases that are not accounted for at fair value through net income. The amendments affect loans, debt securities, trade receivables, net investments in leases, off-balance-sheet credit exposures, reinsurance receivables, and any other financial assets not excluded from the scope that have the contractual right to receive cash. ASU 2016-13 is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted for fiscal years beginning after December 15, 2018. The Company currently does not expect the adoption of this accounting standard to have a material impact on its consolidated financial statements.

On Track Innovations Ltd.

and Subsidiaries

Notes to the Interim Unaudited Condensed Consolidated Financial Statements

US dollars in thousands

Note 3 - Other Receivables and Prepaid Expenses

	March 31	December 31
	2019	2018

Government institutions	$304	$387
Prepaid expenses	251	226
Receivables under contractual obligations to be transferred to others *	283	349
Suppliers advance	828	932
Other receivables	123	166
	$1,789	$2,060

*	The Company’s subsidiary in Poland is required to collect certain fees that are to be transferred to local authorities.

Note 4 - Other Current Liabilities

	March 31	December 31
	2019	2018
Employees and related expenses	$1,072	$1,042
Accrued expenses	753	921
Customer advances	60	141
Short-term liabilities due to operating leases and current maturities **	531	-
Other current liabilities	118	*1,518
	$2,534	$3,622

*	See Note 6A(1).

**	See Note 2A.

On Track Innovations Ltd.

and Subsidiaries

Notes to the Interim Unaudited Condensed Consolidated Financial Statements

Note 5 - Leases

The Company leases a limited number of assets, mainly offices and cars for use in its operations. The Company adopted the new accounting standard ASC 842 “Leases” and all the related amendments on January 1, 2019 and used the effective date as company’s date of initial application.

As of March 31, 2019, right-of-use assets due to operating leases are $1,381 (as of January 1, 2019 - $1,572) and the liabilities due to operating leases are $1,388 (as of January 1, 2019 - $1,572), out of which $857 are classified as long-term liabilities and $531 are classified as current liabilities.

The Company includes renewal options that it is reasonably certain to exercise in the measurement of the lease liabilities. The remaining operating lease periods of the leases range from less than one year to six years as of March 31, 2019. The weighted average remaining lease term is 2.6 as of March 31, 2019.

The following is a schedule of the maturities of operating lease liabilities for the next five years as of March 31, 2019, and thereafter:

Remainder of 2019	$393
2020	346
2021	274
2022	159
2023	137
Thereafter	152
Total leases payments	1,461
Less - discount	73
Operating lease liabilities	$1,388

As of March 31, 2019, the weighted average discount rate of the operating leases is approximately 4.1%.

Operating lease costs and cash paid for amounts included in the measurement of the lease liabilities were approximately $180 during the three months ended March 31, 2019. Operating lease costs include fixed payments and variable payments that depend on an index or rate. There are no other significant variable lease payments.

The Company does not have any material leases, individually or in the aggregate, classified as a finance leasing arrangement.

The following is a schedule of the maturities of operating lease liabilities for the next five years as of December 31, 2018, and thereafter:

2019	$523
2020	350
2021	277
2022	163
2023	140
Thereafter	156
Total leases payments	$1,609

On Track Innovations Ltd.

and Subsidiaries

Notes to the Interim Unaudited Condensed Consolidated Financial Statements

US dollars in thousands

Note 6 - Commitments and Contingencies

A.	Legal claims

1.	In June 2013, prior to the Company's divestiture of its SmartID division, Merwell Inc. (“Merwell”) filed a claim against the Company before an agreed-upon arbitrator alleging breach of contract in connection with certain commissions claimed to be owed to Merwell with respect to the division’s activities in Tanzania. These activities, along with all other activities of the SmartID division, were later assigned to and assumed by SuperCom in its purchase of the division. SuperCom undertook to indemnify the Company and hold it harmless against any liabilities the Company may incur in connection with Merwell’s consulting agreement and the arbitration. An arbitration decision was issued on February 21, 2016, awarding Merwell approximately $855 for outstanding commissions, plus expenses and legal fees. The arbitration decision had been appealed and the appeal was denied on June 17, 2018. In order to collect the award, Merwell filed a motion against the Company and the Nazareth District Court issued a judgment requiring the Company to pay Merwell an amount of approximately NIS 5,080 (approximately $1,370) that was paid by the Company on January 8, 2019. As mentioned above, based on the agreement with SuperCom from April 2016 (which was granted an effect of a court judgment), SuperCom is liable for all the costs and liabilities arising out of this claim. In the first quarter of 2019, the Company initiated an arbitration process to collect from SuperCom, the amount paid to Merwell, which SuperCom failed to pay as of the date hereof.

The consolidated financial statements as of December 31, 2018, include a provision for the full amount paid. Despite the fact that, based on the assessment of the Company’s external legal counsel, the likelihood to succeed in the arbitration process (or other legal procedure in that matter) is high, the Company did not record an indemnification asset as of March 31, 2019 and December 31, 2018, in accordance with accounting standard ASC 450.

2.	In October 2013, a financial claim was filed against the Company and its then French subsidiary, Parx France (in this paragraph, together, the “Defendants”), in the Commercial Court of Paris, France (in this paragraph, the “Court”). The sum of the claim is €1,500 (approximately $1,684) and is based on the allegation that the plaintiff sustained certain losses in connection with Defendants not granting the plaintiff exclusive marketing rights to distribute and operate the Defendants’ PIAF Parking System in Paris and the Ile of France. On October 25, 2017, the Court issued its ruling in this matter dismissing all claims against the Company but ordering Parx France to pay the plaintiff €50 ($56) plus interest in damages plus another approximately €5 ($6) in other fees and penalties. The Company offered to pay the amounts mentioned above to the plaintiff in consideration for not filing future appeals. The Plaintiff rejected this offer and filed an appeal against Parx France and the Company claiming the sum of €503 ($565) plus interest and expenses. The Company will submit its answer to the appeal by November 7, 2019, and the appeal hearing is scheduled for December 5, 2019. Based on the assessment of the Company's external legal counsel, the Company’s management is of the opinion that the chances of the appeal being approved against the Company are low.

B.	Guarantees

As of March 31, 2019, the Company has granted performance guarantees and guarantees to secure customer advances in the sum of $271. The expiration dates of the guarantees range from April 2019 to June 2019.

On Track Innovations Ltd.

and Subsidiaries

Notes to the Interim Unaudited Condensed Consolidated Financial Statements

US dollars in thousands

Note 7 - Revenues

Disaggregation of revenue

The following tables disaggregates the Company’s revenue by major source based on categories that depict its nature and timing as reviewed by management for the three months ended March 31, 2019 and 2018:

	Three months ended March 31
	2019
	Retail and Mass Transit Ticketing	Petroleum	Total

Cashless payment products (A)	$839	$-	$839

Complete cashless payment solutions (B):
Sales of products (B1)	137	505	642
Licensing fees, transaction fees and services (B2)	1,217	315	1,532
	1,354	820	2,174

Total revenues	$2,193	$820	$3,013

	Three months ended March 31
	2018*
	Retail and Mass Transit Ticketing	Petroleum	Total

Cashless payment products (A)	$2,304	$-	$2,304

Complete cashless payment solutions (B):
Sales of products (B1)	1,027	594	1,621
Licensing fees, transaction fees and services (B2)	1,239	348	1,587
	2,266	942	3,208
Total revenues	$4,570	$942	$5,512

*	Reclassified to conform with the current period presentation, see Note 1C(2).

Performance obligations

Below is a listing of performance obligations for the Company’s main revenue streams:

A.	Cashless payment products –

The performance obligation is the selling of contactless payment products. Most of those products are Near Field Communication (NFC) readers. For such sales the performance obligation, transfer of control and revenue recognition occur when the products are delivered.

On Track Innovations Ltd.

and Subsidiaries

Notes to the Interim Unaudited Condensed Consolidated Financial Statements

US dollars in thousands

Note 7 - Revenues (cont’d)

Performance obligations (cont’d)

B.	Complete cashless payment solutions –

The complete solution includes selling of products and complementary services, as follows:

1.	Sales of products –

●	Selling of contactless payment products (see A above) together with payment gateways and machine-to-machine controllers.

●	Selling of petroleum payment solutions including site and vehicle equipment.

For such sales, the performance obligation, transfer of control and revenue recognition occur when the products are delivered.

2.	Licensing fees, transaction fees and services -

The types of arrangements and their main performance obligations are as follows:

●	To provide terminal management system licensing for software that is responsible for remote terminal management and cloud-based software licensing which provide data insights. For such services, the revenue recognition occurs as the services are rendered since the performance obligation is satisfied over time.

●	To enable loading and sale of electronic contactless and paper cards. For such transaction fees, the revenue recognition occurs on the transaction date.

●	To provide technical and customer services for products. For such services, the performance obligation is satisfied over time and therefore revenue recognition occurs as the services are rendered.

The Company includes a warranty in connection with certain contracts with customers, which are not considered to be separate performance obligations. The cost to the Company of this warranty is insignificant.

Contract balances

	March 31	December 31
	2019	2018
Trade receivables, net of allowance for doubtful accounts	$2,707	$4,530
Customer advances	$60	$141

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

Notes to the Interim Unaudited Condensed Consolidated Financial Statements

US dollars in thousands

Note 8 - Discontinued operations

As described in Note 1C, the Company divested its interest in the SmartID division and its Medismart activity, and presented these activities as discontinued operations.

Set forth below are the results of the discontinued operations:

	Three months ended March 31
	2019	*2018
Revenues	$-	$363
Expenses	(193)	(296)
Net (loss) income from discontinued operations	$(193)	$67

*	Reclassified to conform with the current period presentation, see Note 1C(2).

Note 9 - Fair Value of Financial Instruments

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

The Company, in estimating fair value for financial instruments, determined that the carrying amounts of cash and cash equivalents, trade receivables, short and long term bank loans and trade payables are equivalent to, or approximate their fair value due to the short-term maturity of these instruments.

The carrying amounts of variable interest rate long-term loans are equivalent or approximate to their fair value as they bear interest at approximate market rates.

As of March 31, 2019, the Company held approximately $905 of short-term bank deposits (as of December 31, 2018 - $1,078). As of March 31, 2019 and December 31, 2018, short-term deposits in the amount of $105 and $278, respectively, have been pledged as security in respect of guarantees granted in respect of performance guarantees, loans and credit lines received from a bank and cannot be pledged to others or withdrawn without the consent of the bank.

On Track Innovations Ltd.

and Subsidiaries

Notes to the Interim Unaudited Condensed Consolidated Financial Statements

US dollars in thousands

Note 10 - Equity

A.	Stock option plans

During each of the three-month periods ended March 31, 2019 and March 31, 2018, 100,000 options were granted. The vesting period for the options is three years. The exercise prices for the options that were granted during the three months ended March 31, 2019 and March 31, 2018, are $0.7 and $1.33, respectively. Those options expire up to five years after the date of grant. Any options which are forfeited or cancelled before expiration become available for future grants under the Company’s option plan. The fair value of each option granted to employees during the three months ended March 31, 2019 and March 31, 2018 was estimated on the date of grant, using the Black-Scholes model and the following assumptions:

	Three months ended March 31
	2019	2018
Expected dividend yield	0%	0%
Expected volatility	79%	80%
Risk-free interest rate	2.47%	1.92%
Expected life - in years	2.44	2.33

1.	Dividend yield of zero percent for all periods.
2.	Expected average volatility represents a weighted average standard deviation rate for the price of the Company's ordinary shares on Nasdaq.
3.	Risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant.
4.	Estimated expected lives are based on historical grants data.

The Company’s options activity (including options to non-employees) and options outstanding and options exercisable as of December 31, 2018 and March 31, 2019, are summarized in the following table:

	Number of options outstanding	Weighted average exercise price per share
Outstanding – December 31, 2018	1,461,000	$1.24

Options granted	100,000	0.70
Options expired or forfeited	(5,334)	1.21
Outstanding – March 31, 2019	1,555,666	1.20

Exercisable as of:
December 31, 2018	855,642	$1.32
March 31, 2019	985,642	$1.29

On Track Innovations Ltd.

and Subsidiaries

Notes to the Interim Unaudited Condensed Consolidated Financial Statements

US dollars in thousands

Note 10 - Equity (cont’d)

A.	Stock option plans (cont’d)

The weighted average fair value of options granted during the three months ended March 31, 2019 and during the three months ended March 31, 2018 is $0.25 and $0.65, respectively, per option. The aggregate intrinsic value of outstanding options as of March 31, 2019 and December 31, 2018 is approximately $8 and $6, respectively. The aggregate intrinsic value of exercisable options as of March 31, 2019 and December 31, 2018 is approximately $8 and $4, respectively.

The following table summarizes information about options outstanding and exercisable (including options to non-employees) as of March 31, 2019:

	Options outstanding			Options Exercisable
Range of exercise price ($)	Number outstanding as of March 31, 2019	Weighted average remaining contractual life (years)	Weighted Average Exercise Price ($)	Number Outstanding as of March 31, 2019	Weighted average remaining contractual life (years)	Weighted Average Exercise Price ($)
0.44-0.90	644,000	2.77	0.75	420,000	1.73	0.74
1.07-1.68	701,666	3.17	1.23	355,642	2.99	1.23
2.32-2.36	170,000	0.13	2.35	170,000	0.13	2.35
3.03	40,000	0.48	3.03	40,000	0.48	3.03
	1,555,666	2.60		985,642	1.86

As of March 31, 2019, there was approximately $236 of total unrecognized compensation cost related to non-vested stock-based compensation arrangements. That cost is expected to be recognized over a weighted-average period of approximately 1.18 years.

During the three months ended March 31, 2019, and March 31, 2018, the Company recorded stock-based compensation expenses in the amount of $46 and $53, respectively, in accordance with ASC 718, “Compensation-Stock Compensation.”

B.	Warrants

1.	During the three months ended March 31, 2019, no warrants expired or were exercised into ordinary shares.
2.	As of March 31, 2019, there are remaining 40,000 outstanding warrants issued to one of the Company’s consultants during 2016 with a per share exercise price of $0.95. The warrants expire during 2019.

C.	Stock options and warrants in the amounts of 1,595,666 and 1,558,333 outstanding as of March 31, 2019 and 2018, respectively, have been excluded from the calculation of the diluted net loss per ordinary share because all such securities have an anti-dilutive effect for all periods presented.

On Track Innovations Ltd.

and Subsidiaries

Notes to the Interim Unaudited Condensed Consolidated Financial Statements

US dollars in thousands

Note 11 - Operating segments

For the purposes of allocating resources and assessing performance in order to improve profitability, the Company's chief operating decision maker (“CODM”) examines two segments which are the Company's strategic business units: (1) Retail and Mass Transit Ticketing; and (2) Petroleum.

Information regarding the results of each reportable segment is included below based on the internal management reports that are reviewed by the CODM.

	Three months ended March 31, 2019
	Retail and Mass Transit Ticketing	Petroleum	Total

Revenues	$2,193	$820	$3,013
Reportable segment gross profit *	1,498	346	1,844
Reconciliation of reportable segment gross profit to gross profit for the period
Depreciation			(200)
Stock-based compensation			(1)
Gross profit for the period in the consolidated financial statement			$1,643

	Three months ended March 31, 2018**
	Retail and Mass Transit Ticketing	Petroleum	Total

Revenues	$4,570	$942	$5,512
Reportable segment gross profit *	2,543	552	3,095
Reconciliation of reportable segment gross profit to gross profit for the period
Depreciation			(214)
Stock-based compensation			(1)
Gross profit for the period in the consolidated financial statement			$2,880

*	Gross profit as reviewed by the CODM, represents gross profit, adjusted to exclude depreciation and stock-based compensation.

**	Reclassified to conform with the current period presentation, see Note 1C(2).

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward - Looking Statements

The statements contained in this Quarterly Report on Form 10-Q, or Quarterly Report, that are not historical facts are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 and other federal securities laws. Such forward-looking statements may be identified by, among other things, the use of forward-looking terminology such as “believes,” “intends,” “plans”, “expects,” “may,” “will,” “should,” or “anticipates” or the negative thereof or other variations thereon or comparable terminology, and similar expressions are intended to identify forward-looking statements. We remind readers that forward-looking statements are merely predictions and therefore are inherently subject to uncertainties and other factors and involve known and unknown risks that could cause the actual results, performance, levels of activity, or our achievements, or industry results, to be materially different from any actual future results, performance, levels of activity, or our achievements, or industry results, expressed or implied by such forward-looking statements. Such forward-looking statements may appear in this Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” as well as elsewhere in this Quarterly Report and include, among other statements, statements regarding the following:

●	our expectations regarding the growth of the near-field communication, or NFC, market;

●	the expected development and potential benefits from our existing or future products or our intellectual property, or IP;

●	increased generation of revenues from licensing, transaction fees and/or other arrangements;

●	future sources of revenue, ongoing relationships with current and future business partners, distributors, suppliers, customers, end-user customers and resellers;

●	our intention to generate additional recurring revenues, licensing and transaction fees;

●	future costs and expenses and adequacy of capital resources;

●	our intention to continue to expand our market presence via strategic partnerships around the globe;

●	our expectations that revenues from our business will grow in the next years, and the expected reasons for that growth;

●	our expectations regarding our short-term and long-term capital requirements;

●	our intention to continue to invest in research and development;

●	our outlook for the coming months;

●	information with respect to any other plans and strategies for our business; and

●	information with respect to the closing of the sale of the OTI PetroSmart (Pty), Ltd.’s building.

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

Our business and operations are subject to substantial risks, which increase the uncertainty inherent in the forward-looking statements contained in this Quarterly Report. Except as required by law, we undertake no obligation to release publicly the result of any revision to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Further information on potential factors that could affect our business is described among others under the heading “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2018 filed with the SEC. Readers are also urged to carefully review and consider the various disclosures we have made in that report.

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

RESULTS OF OPERATIONS – THREE MONTHS ENDED MARCH 31, 2019 COMPARED TO THREE MONTHS ENDED MARCH 31, 2018

This discussion and analysis should be read in conjunction with our interim condensed consolidated financial statements and notes thereto contained in “Item 1.  Financial Statements” of this Quarterly Report and our Annual Report on Form 10-K for the fiscal year ended December 31, 2018 filed with the SEC.

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

In December 2018, we completed the sale of our medical smart card’s operation, or Medismart, (formerly part of the Company’s “Other segment”) to Smart Applications International Limited, or Smart, for a total price of $2.75 million. We have determined that the sale of the Medismart business qualifies as a discontinued operation. Accordingly, the results and the cash flows of this operation for all reporting periods are presented in the statements of operations and in the statements of cash flows, respectively, as discontinued operations separately from continuing operations. [All the data in this Quarterly Report that are derived from our financial statements, unless otherwise specified, exclude the results of those discontinued operations.]

Sources of Revenue

We have historically derived a substantial majority of our revenues from the sale of our products, including both complete systems and original equipment manufacturer components. In addition, we generate revenues from licensing and transaction fees, and also, less significantly, from engineering services, customer services and technical support. During the three months ended March 31, 2019 and March 31, 2018, the revenues that we derived from sales and licensing and transaction fees were as follows (in thousands):

	Three months ended March 31,
	2019	2018
Sales	$1,722	$4,241
Licensing and transaction fees	$1,291	$1,271
Total revenues	$3,013	$5,512

Sales. Sales decreased by $2.5 million, or 59%, in the three months ended March 31, 2019, compared to the three months ended March 31, 2018. The decrease is mainly attributed to a decrease in sales in the United States and Japan.

Licensing and transaction fees. Licensing and transaction fees include single and periodic payments for distribution rights for our products as well as licensing our IP rights to third parties. Transaction fees are paid by customers based on the volume of transactions processed by systems that contain our products. Our licensing and transaction fees remained consistent.

We have historically derived revenues from different geographical areas.  The following table sets forth our revenues, by dollar amount (in thousands) and as a percentage of quarterly revenues in different geographical areas, for the three months ended March 31, 2019 and March 31, 2018:

Three months ended March 31,	Americas		Europe		Africa		APAC
2019	$641	21%	$1,646	55%	$573	19%	$153	5%
2018	$2,238	41%	$1,674	30%	$536	10%	$1,064	19%

Our revenues from sales in Americas decreased by $1.6 million, or 71%, in the three months ended March 31, 2019, compared to the three months ended March 31, 2018, mainly due to a decrease in sales of readers to the U.S. market.

Our revenues from sales in Europe in the three months ended March 31, 2019, compared to the three months ended March 31, 2018, remained consistent.

Our revenues from sales in Africa increased by $37,000, or 7%, in the three months ended March 31, 2019, compared to the three months ended March 31, 2018, mainly due to an increase in sales of Petroleum products.

Our revenues from sales in the Asia-Pacific region, or APAC, decreased by $911,000, or 86%, in the three months ended March 31, 2019, compared to the three months ended March 31, 2018, mainly due to a decrease in sales of our Uno Plus and GoBox products in Japan.

Our revenues derived from outside the United States are primarily received in currencies other than the U.S. dollar and accordingly have a varying impact upon our total revenues as a result of fluctuations in exchange rates.

The following table sets forth our revenues by dollar amount (in thousands) and as a percentage of revenues by segments, for the three months ended March 31, 2019 and March 31, 2018:

Three months ended March 31,	Retail and Mass Transit Ticketing		Petroleum
2019	$2,193	73%	$820	27%
2018	$4,570	83%	$942	17%

Our revenues from Retail and Mass Transit Ticketing in the three months ended March 31, 2019 decreased by $2.4 million, or 52%, compared to the three months ended March 31, 2018, mainly attributed to a decrease in sales of readers in United States and due a decrease in sales in the Japanese market.

Our revenues in the three months ended March 31, 2019 from Petroleum decreased by $122,000, or 13%, compared to the three months ended March 31, 2018, mainly due to a decrease in sales of Petroleum products in Asia.

Cost of Revenues and Gross Margin

Our cost of revenues, presented by gross profit and gross margin percentage, for the three months ended March 31, 2019 and March 31, 2018, were as follows (dollar amounts in thousands):

Cost of Revenues	Three months ended March 31,
	2019	2018
Cost of sales	$1,370	$2,632
Gross profit	$1,643	$2,880
Gross margin percentage	55%	52%

Cost of sales.  Cost of sales consists primarily of materials, as well as salaries, fees to subcontractors and related costs of our technical staff that assemble our products. The decrease of $1.3 million, or 48%, in the three months ended March 31, 2019, compared to the three months ended March 31, 2018, resulted primarily from the decrease in revenues mainly attributed to the decrease in Retail and Mass Transit Ticketing segment sales in the United States and in Japan.

Gross margin. The increase in gross margin percentage in the three months ended March 31, 2019, compared to the three months ended March 31, 2018, is mainly attributed to a change in our revenue mix.

Operating expenses

Our operating expenses for the three months ended March 31, 2019 and March 31, 2018, were as follows (in thousands):

Operating expenses	Three months ended March 31,
	2019	2018
Research and development	$871	$820
Selling and marketing	$1,285	$1,645
General and administrative	$965	$907
Total operating expenses	$3,121	$3,372

Research and development.  Our research and development expenses consist primarily of the salaries and related expenses of our research and development staff, as well as subcontracting expenses. The increase of $51,000, or 6%, in the three months ended March 31, 2019, compared to the three months ended March 31, 2018, is primarily attributed to an increase in subcontractor expenses.

Selling and marketing.  Our selling and marketing expenses consist primarily of salaries and substantially all of the expenses of our sales and marketing subsidiaries and offices in the United States, South Africa and Europe, as well as expenses related to advertising, professional expenses and participation in exhibitions and tradeshows. The decrease of $360,000, or 22%, in the three months ended March 31, 2019, compared to the three months ended March 31, 2018, is primarily attributed to a decrease in employment expenses and to a lesser extent to a decrease in marketing and advertising expenses.

General and administrative.  Our general and administrative expenses consist primarily of salaries and related expenses of our executive management and financial and administrative staff. These expenses also include costs of our professional advisors (such as legal and accounting), office expenses, insurance, provision for doubtful accounts and patent maintenance expenses which consist of professional advisors of our patents and other IP. Our general and administrative expenses in the three months ended March 31, 2019, compared to the three months ended March 31, 2018, increase of $58,000 or 6%, is primarily attributed due to an increase in professional expenses.

Financing expenses, net

Our financing expenses, net, for the three months ended March 31, 2019 and March 31, 2018, were as follows (in thousands):

	Three months ended March 31,
	2019	2018
Financing expenses, net	$(69)	$(32)

Financing expenses, net consist primarily of financing expense related to interest payable on bank loans, bank commissions and foreign exchange differentials, partially offset by financing income related to interest earned on investments in short-term deposits. The increase in financing expenses, net of $37,000, or 116%, in the three months ended March 31, 2019, compared to the three months ended March 31, 2018, is mainly due to an exchange rate differential, partially offset by a decrease in interest expenses.

Net loss from continuing operations

Our net loss from continuing operations for the three months ended March 31, 2019 and March 31, 2018, was as follows (in thousands):

	Three months ended March 31,
	2019	2018
Net loss from continuing operations	$(1,552)	$(400)

The increase in our net loss from continuing operations of $1.2 million, or 288%, in the three months ended March 31, 2019, compared to the three months ended March 31, 2018, is mainly due to a decrease in our sales and a decrease in our gross profit, partially offset by a decrease in our operating expenses, as described above.

Net loss from discontinued operations

Our net loss from discontinued operations for the three months ended March 31, 2019 and March 31, 2018, was as follows (in thousands):

	Three months ended March 31,
	2019	2018
Net (loss) income from discontinued operations	$(193)	$67

The results from these operations for the reporting periods are presented in the statements of operations as discontinued operations separately from continuing operations. The change in the discontinued operations results of $260,000 in the three months ended March 31, 2019, compared to the three months ended March 31, 2018, is mainly due to income related to the MediSmart activity in 2018 and in a lesser amount expenses related to SmartID divestiture in 2019.

Net loss

Our net loss for the three months ended March 31, 2019 and March 31, 2018, was as follows (in thousands):

	Three months ended March 31,
	2019	2018
Net loss	$(1,745)	$(333)

The increase in net loss of $1.4 million, or 424%, in the three months ended March 31, 2019, compared to the three months ended March 31, 2018, is primarily due to a decrease in our sales, a decrease in our gross profit and an increase in net loss from discontinued operations, partially offset by a decrease in our operating expenses, as described above.

Liquidity and Capital Resources

Our principal sources of liquidity since our inception have been sales of equity securities, borrowings from banks, cash from the exercise of options and warrants and proceeds from divestiture of part of our businesses. As of March 31, 2019, we had cash, cash equivalents and short-term investments representing bank deposits of $4.9 million (of which an amount of $105,000 has been pledged as security in respect of performance guarantees granted to third parties, loans and credit lines received from a bank), and $5.9 million as of December 31, 2018 (of which an amount of $278,000 had then been pledged as security in respect of performance guarantees granted to third parties, loans and credit lines received from a bank). We believe that we have sufficient capital resources to fund our operations for at least the next 12 months. As of March 31, 2019, our long-term bank loans are denominated in the following currencies: Polish Zloty ($138,000, with maturity dates during 2019) and South African Rand ($40,000, with maturity dates ranging from 2019 through 2023). As of March 31, 2019, these loans bear weighted average annual interest of 4.66%.

In March 2019, OTI Petrosmart (Pty), Ltd., our South African subsidiary, or Petrosmart, entered into an agreement pursuant to which Petrosmart will sell its head office in Cape Town, South Africa, to a third party for a consideration of Rand 15,500,000 (approximately $1,064,000), that will be received on the date of the sale, and Petrosmart will lease back this building for its current operations. Subject to the fulfillment of certain conditions, the sale is expected to be completed and the operating lease is expected to commence on July 1, 2019.

The composition of our long-term loans as of March 31, 2019, was as follows (in thousands):

March 31, 2019
Long-term loans	$178
Less - current maturities	146
$32

Our and certain of our subsidiaries’ manufacturing facilities and certain equipment have been pledged as security in respect of a loan received from a bank. Our short-term deposits in the amount of $105,000 have been pledged as security in respect of credit lines received from a bank. Such deposits cannot be pledged to others or withdrawn without the consent of the bank.

As of March 31, 2019, we granted guarantees to third parties including performance guarantees and guarantees to secure customer advances in the sum of $271,000. The expiration dates of the guarantees range from April 2019 to June 2019.

For the three months ended March 31, 2019, we had a positive cash flow from continuing operations of $186,000.

Operating activities related to continuing operations

For the three months ended March 31, 2019, net cash provided by continuing operating activities was $186,000 primarily due to a $1.6 million net loss from continuing operations, a $1.3 million decrease in trade receivables, a $457,000 increase in inventory, a $423,000 increase in trade payables, a $320,000 of depreciation and amortization, a $264,000 decrease in other receivables and prepaid expenses, a $186,000 decrease in other current liabilities, a $46,000 expense due to stock based compensation issued to employees and others, a $29,000 increase in accrued severance pay, a $12,000 decrease in accrued interest and linkage differences, a $10,000 decrease in deferred tax liability and a $2,000 gain on sale of property and equipment.

For the three months ended March 31, 2018, net cash provided by continuing operating activities was $591,000 primarily due to a $886,000 decrease in trade receivables, a $400,000 net loss from continuing operations, a $335,000 of depreciation and amortization, a $124,000 decrease in deferred tax liability, a $117,000 decrease in trade receivables, a $53,000 expense due to stock based compensation issued to employees and others, a $51,000 decrease in other current liabilities, $35,000 increase in inventory, a $33,000 decrease in other receivables and prepaid expenses, a $14,000 increase in accrued interest and linkage differences, and a $3,000 increase in accrued severance pay.

Operating activities related to discontinued operations

For the three months ended March 31, 2019, net cash used in discontinued operating activities was $1.2 million, related to the dispute regarding Merwell Inc. related to the SmartID division.

For the three months ended March 31, 2018, net cash provided by discontinued operating activities was $244,000, related to the Medismart activity.

Investing and financing activities related to continuing operations

For the three months ended March 31, 2019, net cash used in continuing investing activities was $137,000, mainly due to $115,000 of purchases of equipment and a $48,000 investment in capitalized product costs, partially offset by $10,000 in proceeds from restricted deposit for employee benefits, $10,000 in proceeds from the sale of property and equipment and a $6,000 net change in short-term investments.

For the three months ended March 31, 2018, net cash provided by continuing investing activities was $829,000, mainly due to a $1.1 million net change in short-term investments, partially offset by $322,000 of purchases of property and equipment and a $13,000 investment in capitalized product costs.

For the three months ended March 31, 2019, net cash provided by continuing financing activities was $253,000, mainly due to a $372,000 increase in short-term bank credit, net, partially offset by a $119,000 repayment of long-term bank loans.

For the three months ended March 31, 2018, net cash used in continuing financing activities was $111,000, mainly due to a $144,000 repayment of long-term bank loans, partially offset by a $33,000 increase in short-term bank credit, net.

Investing and financing activities related to discontinued operations

We had no cash flows provided by or used in discontinued investing or financing activities in the three months ended March 31, 2019 and March 31, 2018.

Off Balance Sheet Arrangements

We have no off balance sheet arrangements.

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures - Our management, including our Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, are responsible for establishing and maintaining our disclosure controls and procedures (within the meaning of Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended, or Exchange Act). These controls and procedures are designed to ensure that information required to be disclosed in the reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information was made known to our management, including our CEO and CFO, by others within the Company, as appropriate to allow timely decisions regarding required disclosure. We evaluated these disclosure controls and procedures under the supervision of our CEO and CFO as of March 31, 2019. Based upon that evaluation, our management, including our CEO and CFO, concluded that our disclosure controls and procedures are effective as of such date.

Changes in Internal Control Over Financial Reporting - There has been no change in our internal control over financial reporting during the quarter ended March 31, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

In December 2013, we completed the sale of certain assets, subsidiaries and intellectual property, or IP, relating to our Smart ID division, for a total purchase price of $10,000,000 in cash and an additional $12,500,000 subject to performance-based milestones. On April 20, 2016, the purchaser of the Smart ID division, SuperCom Ltd., or SuperCom, and we entered into a settlement agreement resolving certain litigation between SuperCom and us pursuant to which SuperCom paid us $2,050,000 and will agree to pay us up to $1,500,000 with and subject to a certain earn-out mechanism. In November 2017, we commenced an arbitration procedure with SuperCom, in which we claim that additional earn-out payments have not been paid to us. SuperCom has also raised claims against us during the arbitration procedure. An arbitration decision was issued on December 24, 2018 in our favor and denied SuperCom’s claims. The Arbitrator ordered SuperCom to disclose the financial information regarding the earn-out payments that we are entitled to receive, and to pay us accordingly, or otherwise pay us the maximum earn-out amount, which equals $1,500,000, minus the earn-out amounts that were already paid by SuperCom to us. On February 7, 2019, SuperCom filed an application to the District Court in Tel Aviv to cancel the said arbitration decision and we submitted a response to the application on March 19, 2019.

In June 2013, prior to our divestiture of our SmartID division, Merwell Inc., or Merwell, filed a claim against us before an agreed-upon arbitrator alleging breach of contract in connection with certain commissions claimed to be owed to Merwell with respect to the division’s activities in Tanzania. These activities, along with all other activities of the SmartID division were later assigned to and assumed by SuperCom Ltd., or SuperCom, in its purchase of the division. SuperCom undertook to indemnify us and hold us harmless against any liabilities we may incur in connection with Merwell’s consulting agreement and the arbitration. An arbitration decision was issued on February 21, 2016, awarding Merwell $854,912 for outstanding commissions. The arbitration decision had been appealed by SuperCom but the appeal was denied. In order to collect the award, Merwell filed a motion against the Company and on January 7, 2019 the Nazareth District Court issued a judgment requiring the Company to pay Merwell an amount of NIS 5,078,581 (approximately $1,370,000). On January 8, 2019, we paid Merwell such amount. As mentioned above, based on the agreement with SuperCom (which was granted an effect of a court judgment), we deem SuperCom to be liable for all the costs and liabilities arising out of this claim. On February 17, 2019, we initiated an arbitration process to collect from SuperCom the amount paid to Merwell which SuperCom failed to pay.

Item 6. Exhibits.

3.1	Amended and Restated Articles of Incorporation (incorporated by reference to the Company’s Report on Form 6-K filed with the SEC on October 31, 2013).

3.2	Memorandum of Association, dated February 14, 1990 (incorporated by reference to the Company’s Registration Statement on Form F-1, filed with the SEC on June 14, 2002).

31.1*	Rule 13a-14(a) Certification of Chief Executive Officer.

31.2*	Rule 13a-14(a) Certification of Chief Financial Officer.

32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.

32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

101 *	The following materials from our Quarterly Report on Form 10-Q for the quarter ended March 31, 2019 formatted in XBRL (eXtensible Business Reporting Language): (i) the Interim Condensed Consolidated Balance Sheets, (ii) the Interim Condensed Consolidated Statements of Operations, (iii) the Interim Condensed Consolidated Statements of Comprehensive Loss, (iv) the Interim Condensed Statements of Changes in Equity, (v) the Interim Condensed Consolidated Statements of Cash Flows, and (vi) the Notes to Interim Condensed Consolidated Financial Statements, tagged as blocks of text and in detail.

* Filed herewith.

** Furnished herewith.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ON TRACK INNOVATIONS LTD.

By:	/s/ Shlomi Cohen
Shlomi Cohen, Chief Executive Officer
(Principal Executive Officer)
Dated: May 14, 2019

By:	/s/ Assaf Cohen
Assaf Cohen, Chief Financial Officer
(Principal Financial and Accounting Officer)
Dated: May 14, 2019