Form 10-Q
period 2019-06-30
ON TRACK INNOVATIONS LTD
filed 2019-08-13
CIK 1021604

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: 41,324,377 Ordinary Shares outstanding as of August 7, 2019.

ON TRACK INNOVATIONS LTD.

TABLE OF CONTENTS

Part I - Financial Information

Item 1.	Financial Statements	1

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	2

Item 4.	Controls and Procedures	13

Part II - Other Information

Item 1.	Legal Proceedings	14

Item 5.	Other Information

Item 6.	Exhibits	15

	Signatures	16

 i

PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements.

ON TRACK INNOVATIONS LTD. AND ITS SUBSIDIARIES

INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As of June 30, 2019

(Unaudited)

On Track Innovations Ltd.
and its Subsidiaries

Interim Unaudited Condensed Consolidated Financial Statements as of June 30, 2019

Contents

Page

Interim Unaudited Condensed Consolidated Balance Sheets	F-2 - F-3

Interim Unaudited Condensed Consolidated Statements of Operations	F-4

Interim Unaudited Condensed Consolidated Statements of Comprehensive Loss	F-5

Interim Unaudited Condensed Consolidated Statements of Changes in Equity	F-6

Interim Unaudited Condensed Consolidated Statements of Cash Flows	F-8

Notes to the Interim Unaudited Condensed Consolidated Financial Statements	F-9 - F-25

On Track Innovations Ltd.
and its Subsidiaries

Interim Unaudited Condensed Consolidated Balance Sheets

US dollars in thousands except share data

	June 30,	December 31,
	2019	2018

Assets

Current assets
Cash and cash equivalents	$3,575	$4,827
Short-term investments	2,105	1,078
Trade receivables (net of allowance for doubtful accounts of $564 and $555 as of June 30, 2019 and December 31, 2018, respectively)	2,793	4,530
Other receivables and prepaid expenses	1,457	2,060
Inventories	4,929	3,527
Asset held for sale	764	-
Total current assets	15,623	16,022

Long-term restricted deposit for employees benefit	463	451

Severance pay deposits	394	375

Property, plant and equipment, net	3,981	5,033

Intangible assets, net	262	241

Right-of-use assets	1,696	-

Total Assets	$22,419	$22,122

The accompanying notes are an integral part of these interim unaudited condensed consolidated financial statements.

On Track Innovations Ltd.
and its Subsidiaries

Interim Unaudited Condensed Consolidated Balance Sheets

US dollars in thousands except share data

	June 30,	December 31,
	2019	2018

Liabilities and Equity

Current Liabilities
Short-term bank credit and current maturities of long-term bank loans	$2,811	$260
Trade payables	5,226	4,712
Other current liabilities	2,248	3,622
Total current liabilities	10,285	8,594

Long-Term Liabilities
Long-term loans, net of current maturities	27	39
Long-term liabilities due to operating leases, net of current maturities	1,092	-
Accrued severance pay	916	853
Deferred tax liability	424	445
Total long-term liabilities	2,459	1,337
Total Liabilities	12,744	9,931

Commitments and Contingencies

Equity

Ordinary shares of NIS 0.1 par value; Authorized: 50,000,000 shares as of June 30, 2019 and December 31, 2018; issued: 42,503,076 and 42,473,076 shares as of June 30, 2019 and December 31, 2018, respectively; outstanding: 41,324,377 and 41,294,377 shares as of June 30, 2019, and December 31, 2018, respectively	1,069	1,068
Additional paid-in capital	225,111	225,022
Treasury shares at cost - 1,178,699 shares as of June 30, 2019 and December 31, 2018	(2,000)	(2,000)
Accumulated other comprehensive loss	(918)	(956)
Accumulated deficit	(213,587)	(210,943)
Total Equity	9,675	12,191
Total Liabilities and Equity	$22,419	$22,122

The accompanying notes are an integral part of these interim unaudited condensed consolidated financial statements.

On Track Innovations Ltd.
and its Subsidiaries

Interim Unaudited Condensed Consolidated Statements of Operations

US dollars in thousands except share and per share data

	Three months ended June 30,		Six months ended June 30,
	2019	*2018	2019	*2018

Revenues
Sales	$2,933	$4,352	$4,655	$8,593
Licensing and transaction fees	1,183	1,387	2,474	2,658

Total revenues	4,116	5,739	7,129	11,251

Cost of revenues
Cost of sales	1,742	2,849	3,112	5,481
Total cost of revenues	1,742	2,849	3,112	5,481

Gross profit	2,374	2,890	4,017	5,770
Operating expenses
Research and development	817	806	1,688	1,626
Selling and marketing	1,320	1,464	2,605	3,109
General and administrative	1,046	1,065	2,011	1,972
Total operating expenses	3,183	3,335	6,304	6,707

Operating loss from continuing operations	(809)	(445)	(2,287)	(937)
Financial expenses, net	(37)	(95)	(106)	(127)
Loss from continuing operations before taxes on income	(846)	(540)	(2,393)	(1,064)
Income tax	(3)	141	(8)	265
Loss from continuing operations	(849)	(399)	(2,401)	(799)
Net (loss) income from discontinued operations	(50)	119	(243)	186
Net loss	$(899)	$(280)	$(2,644)	$(613)
Basic and diluted net (loss) income attributable to shareholders per ordinary share
From continuing operations	(0.02)	(0.01)	(0.06)	(0.02)
From discontinued operations	**	**	**	0.01
	$(0.02)	$(0.01)	$(0.06)	$(0.01)
Weighted average number of ordinary shares used in computing basic and diluted net (loss) income per ordinary share	41,300,641	41,271,644	41,297,526	41,243,169

*	Reclassified to conform with the current period presentation, see Note 1C(2).

**	Less than $0.01 per ordinary share.

The accompanying notes are an integral part of these interim unaudited condensed consolidated financial statements.

On Track Innovations Ltd.
and its Subsidiaries

Interim Unaudited Condensed Consolidated Statements of Comprehensive Loss

US dollars in thousands

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Total comprehensive loss:

Net loss	$(899)	$(280)	$(2,644)	$(613)
Foreign currency translation adjustments	101	(312)	38	(254)

Total comprehensive loss	$(798)	$(592)	$(2,606)	$(867)

The accompanying notes are an integral part of these interim unaudited condensed consolidated financial statements.

On Track Innovations Ltd.
and its Subsidiaries

Interim Unaudited Condensed Consolidated Statements of Changes in Equity

US dollars in thousands except for number of shares

						Accumulated
	Number of			Additional	Treasury	other
	Shares		Share	paid-in	Shares	comprehensive	Accumulated	Total
	issued		capital	capital	(at cost)	Income (loss)	deficit	equity
Balance as of March 31, 2018	42,353,077		$1,064	$224,811	$(2,000)	$(633)	$(211,013)	$12,229

Changes during the three months period ended June 30, 2018:

Stock-based compensation	80,000	(*)	3	59	-	-	-	62
Exercise of options	39,999		1	33	-	-	-	34
Foreign currency translation adjustments	-		-	-	-	(312)	-	(312)
Net loss	-		-	-	-	-	(280)	(280)
Balance as of June 30, 2018	42,473,076		$1,068	$224,903	$(2,000)	$(945)	$(211,293)	$11,733

Balance as of March 31, 2019	42,473,076		$1,068	$225,068	$(2,000)	$(1,019)	$(212,688)	$10,429

Changes during the three months period ended June 30, 2019:

Stock-based compensation	30,000	(*)	1	43	-	-	-	44
Foreign currency translation adjustments	-		-	-	-	101	-	101
Net loss	-		-	-	-	-	(899)	(899)
Balance as of June 30, 2019	42,503,076		$1,069	$225,111	$(2,000)	$(918)	$(213,587)	$9,675

(*)        See Note 10D.

The accompanying notes are an integral part of these interim unaudited condensed consolidated financial statements.

On Track Innovations Ltd.
and its Subsidiaries

Interim Unaudited Condensed Consolidated Statements of Changes in Equity

US dollars in thousands except for number of shares

						Accumulated
	Number of			Additional	Treasury	other
	Shares		Share	paid-in	Shares	comprehensive	Accumulated	Total
	issued		capital	capital	(at cost)	Income (loss)	deficit	equity
Balance as of December 31, 2017	42,353,077		$1,064	$224,758	$(2,000)	$(691)	$(210,680)	$12,451

Changes during the six months period ended June 30, 2018:

Stock-based compensation	80,000	(*)	3	112	-	-	-	115
Exercise of options	39,999		1	33	-	-	-	34
Foreign currency translation adjustments	-		-	-	-	(254)	-	(254)
Net loss	-		-	-	-	-	(613)	(613)
Balance as of June 30, 2018	42,473,076		$1,068	$224,903	$(2,000)	$(945)	$(211,293)	$11,733

Balance as of December 31, 2018	42,473,076		$1,068	$225,022	$(2,000)	$(956)	$(210,943)	$12,191

Changes during the six months period ended June 30, 2019:

Stock-based compensation	30,000	(*)	1	89	-	-	-	90
Foreign currency translation adjustments	-		-	-	-	38	-	38
Net loss	-		-	-	-	-	(2,644)	(2,644)
Balance as of June 30, 2019	42,503,076		$1,069	$225,111	$(2,000)	$(918)	$(213,587)	$9,675

(*)	See Note 10D.

The accompanying notes are an integral part of these interim unaudited condensed consolidated financial statements.

On Track Innovations Ltd.
and its Subsidiaries

Interim Unaudited Condensed Consolidated Statements of Cash Flows

US dollars in thousands

	Six months ended June 30,
	2019	*2018
Cash flows from continuing operating activities
Net loss from continuing operations	$(2,401)	$(799)
Adjustments required to reconcile net loss to net cash used in continuing operating activities:
Stock-based compensation related to options issued to employees and others	90	115
Accrued interest and linkage differences, net	(18)	7
Depreciation and amortization	643	680
Deferred tax benefits, net	(24)	(281)
Gain on sale of fixed assets	(2)	(17)

Changes in operating assets and liabilities:
Accrued severance pay, net	44	(28)
Decrease in trade receivables, net	1,254	1,051
Decrease in other receivables and prepaid expenses	597	249
Increase in inventories	(1,405)	(344)
Increase (decrease) in trade payables	585	(567)
Decrease in other current liabilities	(540)	(528)
Net cash used in continuing operating activities	(1,177)	(462)

Cash flows from continuing investing activities
Purchase of property and equipment	(221)	(414)
Change in short-term investments, net	(1,190)	1,173
Investment in capitalized product costs	(120)	(87)
Proceeds from restricted deposit for employee benefits	10	-
Proceeds from sale of fixed assets	10	17
Net cash (used in) provided by continuing investing activities	(1,511)	689

Cash flows from continuing financing activities
Increase (decrease) in short-term bank credit, net	2,747	(80)
Repayment of long-term bank loans	(233)	(348)
Proceeds from exercise of options	-	34
Net cash provided by (used in) continuing financing activities	2,514	(394)

Cash flows from discontinued operations
Net cash (used in) provided by discontinued operating activities	(1,304)	289
Total net cash (used in) provided by discontinued operations	(1,304)	289

Effect of exchange rate changes on cash and cash equivalents	53	(288)

Decrease in cash, cash equivalents and restricted cash	(1,425)	(166)
Cash, cash equivalents and restricted cash-beginning of the period	5,105	7,799

Cash, cash equivalents and restricted cash-end of the period	$3,680	$7,633

(*)	Reclassified to conform with the current period presentation, see Note 1C(2).

Supplementary cash flows activities:

Cash paid during the period for:
Interest paid	$19	$82
Income taxes paid	$173	$-

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

At June 30, 2019, the Company operates in two operating segments: (a) Retail and Mass Transit Ticketing, and (b) Petroleum. See Note 11. During 2018, the Company sold its medical smart cards operation – see Note 1C(2).

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

In the opinion of management, all adjustments considered necessary for a fair statement, consisting of normal recurring adjustments, have been included. Operating results for the six month period ended June 30, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019.

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

On April 20, 2016, the purchaser of the Smart ID division, SuperCom Ltd. (“SuperCom”), and the Company entered into a settlement agreement resolving certain litigation between SuperCom and the Company pursuant to which SuperCom paid the Company $2,050 and agreed to pay the Company up to $1,500 in accordance with and subject to a certain earn-out mechanism. In November 2017, the Company commenced an arbitration procedure with SuperCom, in which the Company claims that additional earn-out payments have not been paid to the Company. SuperCom raised issues against the Company during the arbitration procedure. An arbitration decision was issued on December 24, 2018 in the Company’s favor and denied SuperCom's claims. The Arbitrator ordered SuperCom to disclose the financial information regarding the earn-out payments that the Company is entitled to receive, and to pay the Company accordingly, or otherwise pay the Company the maximum earn-out amount, which equals $1,500 minus the earn-out amounts that were already paid by SuperCom to the Company. As of the date hereof, the said arbitration verdict has been validated as a court verdict, and the Company is currently taking actions to enforce it.

The Company records the earn-out payments only when the consideration is determined to be realizable. The Company did not record or receive any contingent consideration during the six months ended June 30, 2019 and 2018.

2.	In December 2018, the Company completed the sale of its medical smart cards operation (“Medismart”) (formerly part of the Company’s “Other segment”) to Smart Applications International Limited ("Smart") for a total price of $2,750. The Company has determined that the sale of the Medismart business qualifies as a discontinued operation. Accordingly, the results and the cash flows of this operation for all reporting periods are presented in the statements of operations and in the statements of cash flows, respectively, as discontinued operations separately from continuing operations (see also Note 8). All prior periods’ information has been reclassified to conform with the current period’s presentation.

D.	Events in the reporting period

1.	On May 24, 2019, ASEC S.A. (Spolka Akcyjna), the Polish subsidiary of the Company (hereinafter – “ASEC”), entered into a loan agreement with PKO Bank Polski, a Polish bank (hereinafter – “the Lender”). The agreement provides that the Lender will grant an overdraft facility to ASEC in the amount of $2,000. On May 24, 2019 the Lender loaned to ASEC the full amount of the loan, secured by certain assets of ASEC (hereinafter – “the Secured Loan”). The Secured Loan matures on May 23, 2020. The loan will be payable in full on maturity (with option of early repayment from ASEC side) and the interest will be paid on a monthly basis. The Secured Loan bears interest at an annual interest rate based on 1-month LIBOR plus a margin of 1.8%, or currently approximately 4.2% in total. The agreement includes customary events of default, including, among others, failures to repay any amounts due to the Lender, breaches or defaults under the terms of the agreement, etc. If an event of default occurs, the Lender may reduce the amount of the Secured Loan, demand an additional security or terminate the agreement.

On Track Innovations Ltd.
and Subsidiaries

Notes to the Interim Unaudited Condensed Consolidated Financial Statements

US dollars in thousands

Note 1 - Organization and Basis of Presentation (cont’d)

D.	Events in the reporting period (cont’d)

2.	In January 2019, the Company signed agreements pursuant to which the Company will lease offices in Yokne’am and in Rosh Pina, Israel (in lieu of the current leased headquarters building in Rosh Pina). The operating lease periods of those buildings in Yokne’am and in Rosh Pina are five years and four years, respectively (excluding the extension-periods, as mentioned in the agreements), and commence in the third quarter of 2019. The total annual rent expenses of both offices, including management fees and excluding construction costs-reimbursement, are expected to be approximately NIS 650 ($180). The construction costs-reimbursement are expected to be approximately NIS 3,450 ($970) that will be paid during the lease period.

3.	In March 2019, OTI Petrosmart (Pty), Ltd., the South African subsidiary (hereinafter – “Petrosmart”), entered into an agreement pursuant to which Petrosmart will sell its head office in Cape Town, South Africa, to a third party for a consideration of Rand 15,500 (approximately $1,100), that will be received on the date of the sale, and Petrosmart will lease back this building for its current operations. Subject to the fulfillment of certain conditions, the sale has been completed and the operating lease has commenced during the third quarter of 2019. The leaseback period is three years. The annual rent for the first year will be approximately Rand 1,800 (approximately $128) and will be increased by 8.5% each year. Petrosmart has the right to extend the lease by two years. As of June 30, 2019, this building’s book value is $764 and is presented as asset held for sale within ‘current assets’.

The Company does not record right-of-use assets and operating lease liabilities regarding the buildings in Yokne’am (Israel) and in Cape Town (South Africa), as mentioned above, in its consolidated financial statements as of June 30, 2019, due to the fact that the commencement date of the lease periods is subsequent to the balance sheet date – see also Note 2A. The Company expects an increase of approximately $1,900 in the right-of-use assets and in the lease liabilities on the first-time-recognition in those leases.

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

The Company did not have a cumulative-effect adjustment to retained earnings as a result of the adoption of the new standard. The adoption of this standard does not have a material impact on the results of operations and cash flows. See Note 5 for the impact on the balance sheet as of June 30, 2019, and additional disclosures, as required by the new standard.

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

On Track Innovations Ltd.
and Subsidiaries

Notes to the Interim Unaudited Condensed Consolidated Financial Statements

US dollars in thousands

Note 3 - Other Receivables and Prepaid Expenses

	June 30,	December 31,
	2019	2018
Government institutions	$379	$387
Prepaid expenses	192	226
Receivables under contractual obligations to be transferred to others *	225	349
Supplier advances	525	932
Other receivables	136	166
	$1,457	$2,060

*	The Company’s subsidiary in Poland is required to collect certain fees that are to be transferred to local authorities.

Note 4 - Other Current Liabilities

	June 30,	December 31,
	2019	2018
Employees and related expenses	$746	$1,042
Accrued expenses	697	921
Customer advances	67	141
Short-term liabilities due to operating leases and current maturities **	618	-
Other current liabilities	120	*1,518
	$2,248	$3,622

*	See Note 6A(1).

**	See Note 2A.

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

As of June 30, 2019, right-of-use assets due to operating leases are $1,696) as of January 1, 2019 - $1,572) and the liabilities due to operating leases are $1,710 (as of January 1, 2019 - $1,572), out of which $1,092 are classified as long-term liabilities and $618 are classified as current liabilities (see Note 4).

The Company includes renewal options that it is reasonably certain to exercise in the measurement of the lease liabilities. The remaining operating lease periods of the leases range from less than one year to six years as of June 30, 2019. The weighted average remaining lease term is 2.5 years as of June 30, 2019.

The following is a schedule of the maturities of operating lease liabilities for the next five years as of June 30, 2019, and thereafter, as were taken into account in the calculation of the operating lease liabilities as of June 30, 2019:

Remainder of 2019	$346
2020	481
2021	404
2022	279
2023	178
Thereafter	150
Total leases payments	1,838
Less - discount	128
Operating lease liabilities	$1,710

As of June 30, 2019, the weighted average discount rate of the operating leases is approximately 4.3%.

Operating lease costs and cash paid for amounts included in the measurement of the lease liabilities were approximately $186 and $366 during the three months and the six months ended June 30, 2019, respectively. Operating lease costs include fixed payments and variable payments that depend on an index or rate. There are no other significant variable lease payments.

The Company does not have any material leases, individually or in the aggregate, classified as a finance leasing arrangement.

The following is a schedule of the maturities of operating lease liabilities for the next five years as of December 31, 2018, and thereafter, based on agreements that were signed as of December 31, 2018:

2019	$523
2020	350
2021	277
2022	163
2023	140
Thereafter	156
Total leases payments	$1,609

On Track Innovations Ltd.
and Subsidiaries

Notes to the Interim Unaudited Condensed Consolidated Financial Statements

US dollars in thousands

Note 6 - Commitments and Contingencies

A.	Legal claims

1.	In June 2013, prior to the Company's divestiture of its SmartID division, Merwell Inc. (“Merwell”) filed a claim against the Company before an agreed-upon arbitrator alleging breach of contract in connection with certain commissions claimed to be owed to Merwell with respect to the division’s activities in Tanzania. These activities, along with all other activities of the SmartID division, were later assigned to and assumed by SuperCom in its purchase of the division. SuperCom undertook to indemnify the Company and hold it harmless against any liabilities the Company may incur in connection with Merwell’s consulting agreement and the arbitration. An arbitration decision was issued on February 21, 2016, awarding Merwell approximately $855 for outstanding commissions, plus expenses and legal fees and ordering the Company to provide further financial details that might result in additional payments to Merwell. The arbitration decision had been appealed and the appeal was denied on June 17, 2018. In order to collect the award, Merwell filed a motion against the Company and the Nazareth District Court issued a judgment requiring the Company to pay Merwell an amount of approximately NIS 5,080 (approximately $1,370) that was paid by the Company on January 8, 2019. As mentioned above, based on the agreement with SuperCom from April 2016 (which was granted an effect of a court judgment), SuperCom is liable for all the costs and liabilities arising out of this claim. In the first quarter of 2019, the Company initiated an arbitration process to collect from SuperCom, the amount paid to Merwell, which SuperCom failed to pay as of the date hereof.

The consolidated financial statements as of December 31, 2018, include a provision for the full amount paid. Despite the fact that, based on the assessment of the Company’s external legal counsel, the likelihood to succeed in the arbitration process (or other legal procedure in that matter) is high, the Company did not record an indemnification asset as of June 30, 2019 and December 31, 2018, in accordance with accounting standard ASC 450.

2.	On June 12, 2019, Merwell submitted a complementary claim against the Company in arbitration, with respect to the additional financial details that Merwell claims that the Company was ordered to provide according to the arbitration verdict from February 21, 2016, and additional payments that Merwell claims that the Company is obligated to pay Merwell. The said financial details refer to the quantity of smart driving licenses that Merwell claims were issued in the later period of a project in Tanzania in which Merwell claims to have provided services to the Company. Merwell claims that despite the Company's failure to provide the details, Merwell obtained the details independently from other sources, and they indicate that the Company is obligated to pay Merwell an additional amount of $1,619. The Company rejects the details that were presented by Merwell and their validity, and also raised preliminary claims that this matter cannot be determined in arbitration.

On Track Innovations Ltd.
and Subsidiaries

Notes to the Interim Unaudited Condensed Consolidated Financial Statements

US dollars in thousands

Note 6 - Commitments and Contingencies (cont’d)

A.	Legal claims (cont'd)

3.	In October 2013, a financial claim was filed against the Company and its then French subsidiary, Parx France (in this paragraph, together, the “Defendants”), in the Commercial Court of Paris, France (in this paragraph, the “Court”). The sum of the claim is €1,500 (approximately $1,708) and is based on the allegation that the plaintiff sustained certain losses in connection with Defendants not granting the plaintiff exclusive marketing rights to distribute and operate the Defendants’ PIAF Parking System in Paris and the Ile of France. On October 25, 2017, the Court issued its ruling in this matter dismissing all claims against the Company but ordering Parx France to pay the plaintiff €50 ($57) plus interest in damages plus another approximately €5 ($6) in other fees and penalties. The Company offered to pay the amounts mentioned above to the plaintiff in consideration for not filing future appeals. The Plaintiff rejected this offer and filed an appeal against Parx France and the Company claiming the sum of €503 ($573) plus interest and expenses. The Company will submit its answer to the appeal by November 7, 2019, and the appeal hearing is scheduled for December 5, 2019. Based on the assessment of the Company's external legal counsel, the Company’s management is of the opinion that the chances of the appeal being approved against the Company are low.

4.	The Company has recently received a request, or, the Request, to allow a petitioner to submit a class action, which concerns the petitioner's claims that, inter alia, through the EasyPark card, drivers are permitted to exceed the quota of permitted hours in accordance with the instructions of various local authorities in Israel. The Request was submitted against one of the Israeli subsidiaries of the Company and two other companies that operate technological means for payment for public parking spaces scattered throughout the cities and the scope of the claim attributed to the Company is not yet clear. The Company is continuing to study the details of the Request in order to analyze its exposure.

B.	Guarantees

As of June 30, 2019, the Company has granted performance guarantees and guarantees to secure customer advances in the sum of $349. The expiration dates of these guarantees range from August 2019 to February 2021.

On Track Innovations Ltd.
and Subsidiaries

Notes to the Interim Unaudited Condensed Consolidated Financial Statements

US dollars in thousands

Note 7 – Revenues

Disaggregation of revenue

The following tables disaggregate the Company’s revenue by major source based on categories that depict its nature and timing as reviewed by management for the three months ended June 30, 2019 and 2018:

	Three months ended June 30,
	2019
	Retail and Mass Transit Ticketing	Petroleum	Total

Cashless payment products (A)	$1,901	$-	$1,901
Complete cashless payment solutions (B):
Sales of products (B1)	460	331	791
Licensing fees, transaction fees and services (B2)	1,116	308	1,424
	1,576	639	2,215
Total revenues	$3,477	$639	$4,116

	Three months ended June 30,
	2018*
	Retail and Mass Transit Ticketing	Petroleum	Total
Cashless payment products (A)	$2,393	$-	$2,393
Complete cashless payment solutions (B):
Sales of products (B1)	333	1,353	1,686
Licensing fees, transaction fees and services (B2)	1,330	330	1,660
	1,663	1,683	3,346
Total revenues	$4,056	$1,683	$5,739

*	Reclassified to conform with the current period presentation, see Note 1C(2).

On Track Innovations Ltd.
and Subsidiaries

Notes to the Interim Unaudited Condensed Consolidated Financial Statements

US dollars in thousands

Note 7 – Revenues (cont’d)

Disaggregation of revenue (cont'd)

The following tables disaggregate the Company’s revenue by major source based on categories that depict its nature and timing as reviewed by management for the six months ended June 30, 2019 and 2018:

	Six months ended June 30,
	2019
	Retail and Mass Transit Ticketing	Petroleum	Total
Cashless payment products (A)	$2,740	$-	$2,740
Complete cashless payment solutions (B):
Sales of products (B1)	597	836	1,433
Licensing fees, transaction fees and services (B2)	2,333	623	2,956
	2,930	1,459	4,389
Total revenues	$5,670	$1,459	$7,129

	Six months ended June 30,
	2018*
	Retail and Mass Transit Ticketing	Petroleum	Total
Cashless payment products (A)	$4,697	$-	$4,697

Complete cashless payment solutions (B):
Sales of products (B1)	1,360	1,947	3,307
Licensing fees, transaction fees and services (B2)	2,569	678	3,247
	3,929	2,625	6,554
Total revenues	$8,626	$2,625	$11,251

*	Reclassified to conform with the current period presentation, see Note 1C(2).

Performance obligations

Below is a listing of performance obligations for the Company’s main revenue streams:

A.	Cashless payment products –

The performance obligation is the selling of contactless payment products. Most of those products are Near Field Communication (NFC) readers. For such sales the performance obligation, transfer of control and revenue recognition occur when the products are delivered.

On Track Innovations Ltd.
and Subsidiaries

Notes to the Interim Unaudited Condensed Consolidated Financial Statements

US dollars in thousands

Note 7 – Revenues (cont’d)

Performance obligations (cont’d)

Below is a listing of performance obligations for the Company’s main revenue streams (cont’d):

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

Contract balances

	June 30,	December 31,
	2019	2018
Trade receivables, net of allowance for doubtful accounts	$2,793	$4,530
Customer advances	$67	$141

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

Note 8 – Discontinued operations

As described in Note 1C, the Company divested its interest in the SmartID division and its Medismart activity, and presented these activities as discontinued operations.

Set forth below are the results of the discontinued operations:

	Three months ended June 30,		Six months ended June 30,
	2019	*2018	2019	*2018
Revenues	$-	$402	$-	$765
Expenses	(50)	(296)	(243)	(592)
Other income, net	-	13	-	13
Net (loss) income from discontinued operations	$(50)	$119	$(243)	$186

*	Reclassified to conform with the current period presentation, see Note 1C(2).

Note 9 - Fair Value of Financial Instruments

The Company's financial instruments consist mainly of cash and cash equivalents, short-term investments bearing interest, accounts receivable, restricted deposits for employee benefits, accounts payable and short-term and long-term loans.

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

US dollars in thousands

Note 9 - Fair Value of Financial Instruments (cont’d)

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

As of June 30, 2019, the Company held approximately $2,105 of short-term bank deposits (as of December 31, 2018, $1,078). As of June 30, 2019 and December 31, 2018, short-term deposits in the amount of $105 and $278, respectively, have been pledged as security in respect of guarantees granted in respect of performance guarantees, loans and credit lines received from a bank and cannot be pledged to others or withdrawn without the consent of the bank.

Note 10 – Equity

A.	Stock option plans

During each of the six-month periods ended June 30, 2019 and June 30, 2018, 130,000 and 100,000 options were granted, respectively. The vesting period for the options is three years. The exercise prices for the options that were granted during the six months ended June 30, 2019 and June 30, 2018 are $0.67 and $1.33, respectively. Those options expire up to five years after the date of grant. Any options which are forfeited or cancelled before expiration become available for future grants under the Company’s option plan. The fair value of each option granted to employees during the six months ended June 30, 2019 and June 30, 2018 was estimated on the date of grant, using the Black-Scholes model and the following assumptions:

	Six months ended June 30,
	2019	2018
Expected dividend yield	0%	0%
Expected volatility	79%	80%
Risk-free interest rate	2.41%	1.92%
Expected life - in years	2.44	2.33

On Track Innovations Ltd.
and Subsidiaries

Notes to the Interim Unaudited Condensed Consolidated Financial Statements

US dollars in thousands

Note 10 – Equity (cont’d)

A.	Stock option plans (cont’d)

1.	Dividend yield of zero percent for all periods.

2.	Expected average volatility represents a weighted average standard deviation rate for the price of the Company's ordinary shares on Nasdaq.

3.	Risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant.

4.	Estimated expected lives are based on historical grants data.

The Company’s options activity (including options to non-employees) during the six months ended June 30, 2019 and options outstanding and options exercisable as of December 31, 2018 and June 30, 2019, are summarized in the following table:

		Weighted
		average
	Number of	exercise
	options	price per
	outstanding	share
Outstanding – December 31, 2018	1,461,000	$1.24
Options granted	130,000	0.67
Options expired or forfeited	(213,668)	2.07
Outstanding – June 30, 2019	1,377,332	1.06
Exercisable as of:
December 31, 2018	855,642	$1.32
June 30, 2019	806,310	$1.07

The weighted average fair value of options granted during the six months ended June 30, 2019 and during the six months ended June 30, 2018 is $0.24 and $0.65, respectively, per option. The aggregate intrinsic value of outstanding options as of June 30, 2019 and December 31, 2018 is approximately zero and $6, respectively. The aggregate intrinsic value of exercisable options as of June 30, 2019 and December 31, 2018 is approximately zero and $4, respectively.

On Track Innovations Ltd.
and Subsidiaries

Notes to the Interim Unaudited Condensed Consolidated Financial Statements

US dollars in thousands

Note 10 – Equity (cont’d)

A.	Stock option plans (cont’d)

The following table summarizes information about options outstanding and exercisable (including options to non-employees) as of June 30, 2019:

	Options outstanding			Options exercisable
	Number	Weighted		Number	Weighted
	Outstanding	average	Weighted	Outstanding	average	Weighted
	as of	remaining	Average	As of	remaining	Average
Range of	June 30,	contractual	Exercise	June 30,	contractual	Exercise
exercise price ($)	2019	life (years)	Price	2019	life (years)	Price
0.44- 0.90	651,000	2.56	$0.74	420,000	1.48	$0.74
1.07-1.68	686,332	2.93	1.24	346,310	2.73	1.24
3.03	40,000	0.23	$3.03	40,000	0.23	$3.03
	1,377,332	2.67		806,310	1.96

As of June 30, 2019, there was approximately $205 of total unrecognized compensation cost related to non-vested stock-based compensation arrangements. That cost is expected to be recognized over a weighted-average period of approximately 1.08 years.

During the three months ended June 30, 2019 and June 30, 2018, the Company recorded stock-based compensation expenses in the amount of $44 and $62, respectively, in accordance with ASC 718, “Compensation-Stock Compensation.”

During the six months ended June 30, 2019 and June 30, 2018, the Company recorded stock-based compensation expenses in the amount of $90 and $115, respectively, in accordance with ASC 718, “Compensation-Stock Compensation.”

B.	Warrants

1.	During the six months ended June 30, 2019, no warrants expired or were exercised into ordinary shares.

2.	As of June 30, 2019, there are remaining 40,000 outstanding warrants issued to one of the Company’s consultants during 2016 with a per share exercise price of $0.95. The warrants expire during November 2019.

C.	Stock options and warrants in the amounts of 1,417,332 and 1,455,333 outstanding as of the six months ended June 30, 2019 and 2018, respectively, have been excluded from the calculation of the diluted net loss per ordinary share because all such securities have an anti-dilutive effect for all periods presented.

D.	Shares to non-employees

During the six months ended June 30, 2019 and June 30, 2018, the Company granted 30,000 and 80,000 ordinary shares, respectively, to its consultants. The expenses that are recognized due to those grants are immaterial and are presented within ‘stock-based compensation’ in the statement of changes in equity for the six months ended June 30, 2019 and June 30, 2018.

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

Information regarding the results of each reportable segment is included below based on the internal management reports that are reviewed by the CODM.

	Three months ended June 30, 2019
	Retail and Mass Transit Ticketing	Petroleum	Total
Revenues	$3,477	$639	$4,116
Reportable segment gross profit *	2,123	450	2,573
Reconciliation of reportable segment gross profit to gross profit for the period
Depreciation			(198)
Stock-based compensation			(1)
Gross profit for the period in the consolidated financial statement			$2,374

	Three months ended June 30, 2018 **
	Retail and Mass Transit Ticketing	Petroleum	Total
Revenues	$4,056	$1,683	$5,739
Reportable segment gross profit *	2,335	766	3,101
Reconciliation of reportable segment gross profit to gross profit for the period
Depreciation			(210)
Stock-based compensation			(1)
Gross profit for the period in the consolidated financial statement			$2,890

On Track Innovations Ltd.
and Subsidiaries

Notes to the Interim Unaudited Condensed Consolidated Financial Statements

US dollars in thousands

Note 11 - Operating segments (cont’d)

	Six months ended June 30, 2019
	Retail and Mass Transit Ticketing	Petroleum	Total

Revenues	$5,670	$1,459	$7,129
Reportable segment gross profit *	3,621	796	4,417
Reconciliation of reportable segment gross profit to gross profit for the period
Depreciation			(398)
Stock-based compensation			(2)
Gross profit for the period in the consolidated financial statement			$4,017

	Six months ended June 30, 2018 **
	Retail and Mass Transit Ticketing	Petroleum	Total
Revenues	$8,626	$2,625	$11,251
Reportable segment gross profit *	4,878	1,318	6,196
Reconciliation of reportable segment gross profit to gross profit for the period
Depreciation			(424)
Stock-based compensation			(2)
Gross profit for the period in the consolidated financial statement			$5,770

*	Gross profit as reviewed by the CODM, represents gross profit, adjusted to exclude depreciation and stock-based compensation.

**	Reclassified to conform with the current period presentation, see Note 1C(2).

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward - Looking Statements

The statements contained in this Quarterly Report on Form 10-Q, or Quarterly Report, that are not historical facts are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 and other federal securities laws. Such forward-looking statements may be identified by, among other things, the use of forward-looking terminology such as “believes,” “intends,” “plans”, “expects,” “may,” “will,” “should,” or “anticipates” or the negative thereof or other variations thereon or comparable terminology, and similar expressions are intended to identify forward-looking statements. We remind readers that forward-looking statements are merely predictions and therefore are inherently subject to uncertainties and other factors and involve known and unknown risks that could cause the actual results, performance, levels of activity, or our achievements, or industry results, to be materially different from any actual future results, performance, levels of activity, or our achievements, or industry results, expressed or implied by such forward-looking statements. Such forward-looking statements may appear in this Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” as well as elsewhere in this Quarterly Report and include, among other statements, statements regarding the following:

●	the expected development and potential benefits from our existing or future products or our intellectual property, or IP;

●	changes in generation of revenues from licensing, transaction fees and/or other arrangements;

●	future sources of revenue, ongoing relationships with current and future business partners, distributors, suppliers, customers, end-user customers and resellers;

●	our intention to generate additional recurring revenues, licensing and transaction fees;

●	future costs and expenses and adequacy of capital resources;

●	our expectations regarding our short-term and long-term capital requirements;

●	our intention to continue to invest in research and development;

●	changes to our leadership team and composition of our Board of Directors; and

●	information with respect to any other plans and strategies for our business.

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

Overview

We are a fintech pioneer and leading developer of cutting-edge secure cashless payment solutions providing global enterprises with innovative technology for almost three decades. We operate in two main segments: (1) Retail and Mass Transit Ticketing; and (2) Petroleum. As a result of the closing of the MediSmart Transaction in December 2018, we no longer report our “Other” segment.

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

RESULTS OF OPERATIONS – THREE MONTHS ENDED JUNE 30, 2019 COMPARED TO THREE MONTHS ENDED JUNE 30, 2018

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

In December 2018, we completed the sale of our medical smart card's operation, or Medismart, (formerly part of the Company’s “Other segment”) to Smart Applications International Limited, or Smart, for a total price of $2.75 million. We have determined that the sale of the Medismart business qualifies as a discontinued operation. Accordingly, the results and the cash flows of this operation for all reporting periods are presented in the statements of operations and in the statements of cash flows, respectively, as discontinued operations separately from continuing operations. All the data in this Quarterly Report that are derived from our financial statements, unless otherwise specified, exclude the results of those discontinued operations.

Sources of Revenue

We have historically derived a substantial majority of our revenues from the sale of our products, including both complete systems and original equipment manufacturer components and also less significantly, from engineering services, customer services and technical support. In addition, we generate revenues from licensing and transaction fees. During the three months ended June 30, 2019 and June 30, 2018, the revenues that we derived from sales and licensing and transaction fees were as follows (in thousands):

	Three months ended June 30,
	2019	2018
Sales	$2,933	$4,352
Licensing and transaction fees	$1,183	$1,387
Total revenues	$4,116	$5,739

Sales. Sales decreased by $1.4 million, or 33%, in the three months ended June 30, 2019, compared to the three months ended June 30, 2018. The decrease is mainly attributed to a decrease in sales of readers and Petroleum products in the United States partially offset by an increase in sales in Japan.

Licensing and transaction fees. Licensing and transaction fees include single and periodic payments for distribution rights for our products as well as licensing our IP rights to third parties. Transaction fees are paid by customers based on the volume of transactions processed by systems that contain our products. Our licensing and transaction fees in the three months ended June 30, 2019, compared to the three months ended June 30, 2018, decreased by $204,000, or 15%. The decrease is mainly attributed to a decrease in our licensing and transaction fees in Europe.

We have historically derived revenues from different geographical areas. The following table sets forth our revenues, by dollar amount (in thousands) and as a percentage of quarterly revenues in different geographical areas, in the three months ended June 30, 2019 and June 30, 2018:

Three months ended June 30,	Africa		Europe		APAC		Americas
2019	$500	12%	$2,272	55%	$475	12%	$869	21%
2018	$705	12%	$2,122	37%	$182	3%	$2,730	48%

Our revenues from sales in Africa decreased by $205,000, or 29%, in the three months ended June 30, 2019, compared to the three months ended June 30, 2018, mainly due to a decrease in sales of Petroleum products.

Our revenues from sales in Europe increased by $150,000, or 7%, in the three months ended June 30, 2019, compared to the three months ended June 30, 2018, mainly due to an increase of sales of readers, partially offset by a decrease of licensing and transaction fees.

Our revenues from sales in the Asia-Pacific region, or APAC, increased by $293,000, or 161%, in the three months ended June 30, 2019, compared to the three months ended June 30, 2018, mainly due to an increase in sales of our Uno Plus and GoBox products in Japan.

Our revenues from sales in Americas decreased by $1.9 million or 68%, in the three months ended June 30, 2019, compared to the three months ended June 30, 2018, mainly due to a decrease in sales of readers to the U.S. market that we believe was derived from new tariffs that were presented by the U.S. administration on goods imported from China to the U.S. market and to a decrease in sales of Petroleum products in Americas. As a result of the above mentioned tariffs, we have relocated our production from China to the Philippines.

Our revenues derived from outside the United States are primarily received in currencies other than the U.S. dollar and accordingly have a varying impact upon our total revenues as a result of fluctuations in exchange rates.

The following table sets forth our revenues by dollar amount (in thousands) and as a percentage of revenues by segments, during the three months ended June 30, 2019 and June 30, 2018:

Three months ended June 30,	Retail and Mass Transit Ticketing		Petroleum
2019	$3,477	84%	$639	16%
2018	$4,056	71%	$1,683	29%

Our revenues from Retail and Mass Transit Ticketing in the three months ended June 30, 2019 decreased by $579,000, or 14%, compared to the three months ended June 30, 2018, mainly attributed to a decrease in sales of readers in the United States, partially offset by an increase in sales of readers in Europe and an increase in sales in the Japanese market.

Our revenues in the three months ended June 30, 2019 from Petroleum decreased by $1.0 million, or 62%, compared to the three months ended June 30, 2018, mainly due to due to a decrease in sales of Petroleum products in Americas.

Cost of Revenues and Gross Margin

Our cost of revenues, presented by gross profit and gross margin percentage, in the three months ended June 30, 2019 and June 30, 2018 were as follows (dollar amounts in thousands):

	Three months ended June 30,
	2019	2018
Cost of sales	$1,742	$2,849
Gross profit	$2,374	$2,890
Gross margin percentage	58%	50%

Cost of sales. Cost of sales consists primarily of materials, as well as salaries, fees to subcontractors and related costs of our technical staff that assemble our products. The decrease of $1.1 million, or 39%, in the three months ended June 30, 2019, compared to the three months ended June 30, 2018, resulted primarily from a decrease in sales.

Gross margin. The increase in gross margin in the three months ended June 30, 2019, compared to the three months ended June 30, 2018, is mainly attributed to a change in our revenue mix.

Operating expenses

Our operating expenses in the three months ended June 30, 2019 and June 30, 2018 were as follows (in thousands):

Operating expenses	Three months ended June 30,
	2019	2018
Research and development	$817	$806
Selling and marketing	$1,320	$1,464
General and administrative	$1,046	$1,065
Total operating expenses	$3,183	$3,335

Research and development. Our research and development expenses consist primarily of the salaries and related expenses of our research and development staff, as well as subcontracting expenses. Our research and development, in the three months ended June 30, 2019, compared to the three months ended June 30, 2018, remained consistent.

Selling and marketing. Our selling and marketing expenses consist primarily of salaries and substantially all of the expenses of our sales and marketing subsidiaries and offices in the United States, South Africa and Europe, as well as expenses related to advertising, professional expenses and participation in exhibitions and tradeshows. The decrease of $144,000, or 10%, in the three months ended June 30, 2019, compared to the three months ended June 30, 2018, is primarily attributed to a decrease in marketing and advertising expenses and to a lesser extent to a decrease in employment expenses.

General and administrative. Our general and administrative expenses consist primarily of salaries and related expenses of our executive management and financial and administrative staff. These expenses also include costs of our professional advisors (such as legal and accounting), office expenses and insurance. Our general and administrative expenses in the three months ended June 30, 2019, compared to the three months ended June 30, 2018, remained consistent.

Financing expenses, net

Our financing expenses, net, in the three months ended June 30, 2019 and June 30, 2018 were as follows (in thousands):

	Three months ended June 30,
	2019	2018
Financing expenses, net	$(37)	$(95)

Financing expenses consist primarily of interest payable on bank loans, bank commissions and foreign exchange losses. Financing income consists primarily of foreign exchange gains and interest earned on investments in short-term deposits. The decrease in financing expenses, net in the three months ended June 30, 2019, compared to the three months ended June 30, 2018, of $58,000, or 61%, is mainly due to a decrease in interest expenses.

Net loss from continuing operations

Our net loss from continuing operations in the three months ended June 30, 2019 and June 30, 2018 was as follows (in thousands):

	Three months ended June 30,
	2019	2018
Net loss from continuing operations	$(849)	$(399)

The increase in the net loss from continuing operations of $450,000, in the three months ended June 30, 2019, compared to the three months ended June 30, 2019, is mainly due to a decrease in our sales, partially offset by a decrease in our operating expenses, as described above.

Net (loss) income from discontinued operations

Our net (loss) income from discontinued operations in the three months ended June 30, 2019 and June 30, 2018 was as follows (in thousands):

	Three months ended June 30,
	2019	2018
Net (loss) income from discontinued operations	$(50)	$119

The results from these operations for the reporting periods are presented in the statements of operations as discontinued operations separately from continuing operations. The change in the discontinued operations results of $169,000 in the three months ended June 30, 2019, compared to the three months ended June 30, 2018, is mainly due to income related to the MediSmart activity in 2018.

Net loss

Our net loss in the three months ended June 30, 2019 and June 30, 2018 was as follows (in thousands):

	Three months ended June 30,
	2019	2018
Net loss	$(899)	$(280)

The increase in net loss of $619,000 or 221%, in the three months ended June 30, 2019, compared to the three months ended June 30, 2018, is primarily due to a decrease in our sales and an increase in net loss from discontinued operations , partially offset by a decrease in our operating expenses, as described above.

RESULTS OF OPERATIONS – SIX MONTHS ENDED JUNE 30, 2019 COMPARED TO SIX MONTHS ENDED JUNE 30, 2018

Sources of Revenue

During the six months ended June 30, 2019 and June 30, 2018, the revenues that we derived from sales and licensing and transaction fees were as follows (in thousands):

	Six months ended June 30,
	2019	2018
Sales	$4,655	$8,593
Licensing and transaction fees	$2,474	$2,658
Total revenues	$7,129	$11,251

Sales. Sales decreased by $3.9 million or 46%, in the six months ended June 30, 2019, compared to the six months ended June 30, 2018. The decrease is mainly attributed to a decrease in sales of readers and Petroleum products in the United States and to sales in Japan.

Licensing and transaction fees. Our licensing and transaction fees in the six months ended June 30, 2019, compared to the six months ended June 30, 2018, decreased by $184,000, or 7%. The decrease is mainly attributed to a decrease in our licensing and transaction fees in Europe.

The following table sets forth our revenues, by dollar amount (in thousands) and as a percentage of revenues in different geographical areas, in the six months ended June 30, 2019 and June 30, 2018:

Six months ended June 30,	Africa		Europe		APAC		Americas
2019	$1,035	15%	$3,918	55%	$667	9%	$1,509	21%
2018	$1,241	11%	$3,796	34%	$1,246	11%	$4,968	44%

Our revenues from sales in Africa decreased by $206,000, or 17%, in the six months ended June 30, 2019, compared to the six months ended June 30, 2018, mainly due to a decrease in sales of Petroleum products.

Our revenues from sales in Europe increased by $122,000, or 3%, in the six months ended June 30, 2019, compared to the six months ended June 30, 2018, mainly due to an increase of sales of readers, partially offset by a decrease of licensing and transaction fees.

Our revenues from sales in APAC decreased by $579,000 or 46%, in the six months ended June 30, 2019, compared to the six months ended June 30, 2018, mainly due to a decrease in sales in the Japanese market.

Our revenues from sales in Americas decreased by $3.4 million, or 70%, in the six months ended June 30, 2019, compared to the six months ended June 30, 2018, mainly due to a decrease in sales of readers to the U.S. market that we believe was derived from new tariffs that were presented by the U.S. administration on goods imported from China to the U.S. market and to a decrease in sales of Petroleum products in Americas. As a result of the above mentioned tariffs, we have relocated our production from China to the Philippines.

Our revenues derived from outside the United States are primarily received in currencies other than the U.S. dollar and accordingly have a varying impact upon our total revenues as a result of fluctuations in exchange rates.

The following table sets forth our revenues by dollar amount (in thousands) and as a percentage of revenues by segments, during the six months ended June 30, 2019 and June 30, 2018:

Six months ended June 30,	Retail and Mass Transit Ticketing		Petroleum
2019	$5,670	80%	$1,459	20%
2018	$8,626	77%	$2,625	23%

Our revenues from Retail and Mass Transit Ticketing in the six months ended June 30, 2019 decreased by $2.9 million, or 34%, compared to the six months ended June 30, 2018, mainly attributed to a decrease in sales of readers in the United States and a decrease in sales in Japan partially offset by an increase in sales of readers in Europe.

Our revenues in the six months ended June 30, 2019 from Petroleum decreased by $1.2 million, or 45%, compared to the six months ended June 30, 2018, mainly due to a decrease in sales of Petroleum products in Americas.

Cost of Revenues and Gross Margin

Our cost of revenues, presented by gross profit and gross margin percentage, in the six months ended June 30, 2019 and June 30, 2018 were as follows (dollar amounts in thousands):

	Six months ended June 30,
	2019	2018
Cost of sales	$3,112	$5,481
Gross profit	$4,017	$5,770
Gross margin percentage	56%	51%

Cost of sales. The decrease of $2.4 million, or 43%, in the six months ended June 30, 2019, compared to the six months ended June 30, 2018, resulted primarily from a decrease in sales.

Gross margin. Our gross margin in the six months ended June 30, 2019, compared to the six months ended June 30, 2018, is mainly attributed to a change in our revenue mix.

Operating expenses

Our operating expenses in the six months ended June 30, 2019 and June 30, 2018 were as follows (in thousands):

Operating expenses	Six months ended June 30,
	2019	2018
Research and development	$1,688	$1,626
Selling and marketing	$2,605	$3,109
General and administrative	$2,011	$1,972
Total operating expenses	$6,304	$6,707

Research and development. Our research and development expenses, in the six months ended June 30, 2019, compared to the six months ended June 30, 2018, remained consistent.

Selling and marketing. The decrease of $504,000, or 16%, in the six months ended June 30, 2019, compared to the six months ended June 30, 2018, is primarily attributed to a decrease in employment expenses and to a lesser extent to a decrease in marketing and advertising expenses.

General and administrative. Our general and administrative expenses, in the six months ended June 30, 2019, compared to the six months ended June 30, 2018, remained consistent.

Financing expenses, net

Our financing expenses, net, in the six months ended June 30, 2019 and June 30, 2018 were as follows (in thousands):

	Six months ended June 30,
	2019	2018
Financing expenses, net	$(106)	$(127)

The decrease in financing expenses, net in the six months ended June 30, 2019, compared to the six months ended June 30, 2018, of $21,000, or 17%, is mainly due to a decrease in interest expenses, partially offset by an exchange rate differential.

Net loss from continuing operations

Our net loss from continuing operations in the six months ended June 30, 2019 and June 30, 2018 was as follows (in thousands):

	Six months ended June 30,
	2019	2018
Net loss from continuing operations	$(2,401)	$(799)

The increase in net loss from continuing operations of $1.6 million, or 200%, in the six months ended June 30, 2019, compared to the six months ended June 30, 2018, is mainly due to a decrease in our sales, partially offset by a decrease in our operating expenses, as described above.

Net (loss) income from discontinued operations

Our net (loss) income from discontinued operations in the six months ended June 30, 2019 and June 30, 2018 was as follows (in thousands):

	Six months ended June 30,
	2019	2018
Net (loss) income from discontinued operations	$(243)	$186

The results from these operations for the reporting periods are presented in the statements of operations as discontinued operations separately from continuing operations. The change in the discontinued operations results of $429,000 in the six months ended June 30, 2019, compared to the three months ended June 30, 2018, is mainly due to income related to the MediSmart activity in 2018 and in a lesser amount expenses related to SmartID divestiture in 2019.

Net loss

Our net loss in the six months ended June 30, 2019 and June 30, 2018 was as follows (in thousands):

	Six months ended June 30,
	2019	2018
Net loss	$(2,644)	$(613)

The increase in net loss of $2.0 million, in the six months ended June 30, 2019, compared to the six months ended June 30, 2018, is primarily due to a decrease in our sales and an increase in net loss from discontinued operations, partially offset by a decrease in our operating expenses, as described above.

Liquidity and Capital Resources

Our principal sources of liquidity since our inception have been sales of our products and services, sales of equity securities, borrowings from banks, cash from the exercise of options and warrants and proceeds from divestiture of parts of our businesses. As of June 30, 2019, we had cash, cash equivalents and short-term investments representing bank deposits of $5.7 million (of which an amount of $105,000 has been pledged as security in respect of performance guarantees granted to third parties, loans and credit lines received from a bank), and $5.9 million as of December 31, 2018 (of which an amount of $278,000 had then been pledged as security in respect of performance guarantees granted to third parties, loans and credit lines received from a bank). We believe that we have sufficient capital resources to fund our operations for at least the next 12 months. As of June 30, 2019, our long-term bank loans are denominated in the following currencies: Polish Zloty ($30,000, with maturity dates during 2019) and South African Rand ($35,000, with maturity dates ranging from 2019 through 2023).

In March 2019, OTI Petrosmart (Pty), Ltd., our South African subsidiary, or Petrosmart, entered into an agreement pursuant to which Petrosmart will sell its head office in Cape Town, South Africa, to a third party for a consideration of Rand 15,500,000 (approximately $1.1 million), that will be received on the date of the sale, and Petrosmart will lease back this building for its current operations. Subject to the fulfillment of certain conditions, the sale has been completed and the operating lease has commenced during the third quarter of 2019.

Our composition of long-term loans as of June 30, 2019, was as follows (in thousands):

June 30, 2019
Long-term loans	$65
Less - current maturities	38
$27

Our and certain of our subsidiaries’ manufacturing facilities and certain equipment have been pledged as security in respect of a loan received from a bank. Our short-term deposits in the amount of $105,000 have been pledged as security in respect of guarantees granted to third parties, loans and credit lines received from a bank. Such deposits cannot be pledged to others or withdrawn without the consent of the bank.

As of June 30, 2019, we granted guarantees to third parties including performance guarantees and guarantees to secure customer advances in the sum of $349,000. The expiration dates of the guarantees range from August 2019 to February 2021.

Operating activities related to continuing operations

For the six months ended June 30, 2019, net cash used in continuing operating activities was $1.2 million primarily due to a $2.4 million net loss from continuing operations, a $1.4 million increase in inventories, a $540,000 decrease in other current liabilities, a $24,000 decrease in deferred tax net, $18,000 of accrued interest and linkage differences, net, and a $2,000 gain on sale of fixed assets, partially offset by a $1.3 million decrease in trade receivables, net, $643,000 of depreciation and amortization, a $597,000 decrease in other receivables and prepaid expenses, a $585,000 increase in trade payables, $90,000 of expenses due to stock based compensation issued to employees and others, and a $44,000 increase in accrued severance pay, net.

For the six months ended June 30, 2018, net cash used in continuing operating activities was $462,000 primarily due to a $799,000 net loss from continuing operations, a $567,000 decrease in trade payables, a $528,000 decrease in other current liabilities, a $344,000 increase in inventories, a $281,000 decrease in deferred tax net, a $28,000 decrease in accrued severance pay, net, and a $17,000 gain on sale of fixed assets, partially offset by a $1.1 million decrease in trade receivables, net, $680,000 of depreciation and amortization, a $249,000 decrease in other receivables and prepaid expenses, $115,000 of expenses due to stock based compensation issued to employees and others and $7,000 of accrued interest and linkage differences, net.

Operating activities related to discontinued operations

For the six months ended June 30, 2019, net cash used in discontinued operating activities was $1.3 million, mainly related to the dispute regarding Merwell Inc. related to the SmartID division.

For the six months ended June 30, 2018, net cash provided by discontinued operating activities was $289,000, mainly related to the Medismart activity.

Investing and financing activities related to continuing operations

For the six months ended June 30, 2019, net cash used in continuing investing activities was $1.5 million, mainly due to a $1.2 million change in short-term investments, net, $221,000 of purchases of property and equipment and a $120,000 investment in capitalized product costs, partially offset by $10,000 in proceeds from the sale of fixed assets and $10,000 in proceeds from restricted deposit for employee benefits.

For the six months ended June 30, 2018, net cash provided by continuing investing activities was $689,000, mainly due to a $1.2 million change in short-term investments, net, and $17,000 in proceeds from the sale of fixed assets, partially offset by $414,000 of purchases of property and equipment and an $87,000 investment in capitalized product costs.

For the six months ended June 30, 2019, net cash provided by continuing financing activities was $2.5 million, mainly due to a $2.7 million increase in short-term bank credit, net, partially offset by $233,000 of repayments of long-term bank.

For the six months ended June 30, 2018, net cash used in continuing financing activities was $394,000, mainly due to $348,000 of repayments of long-term bank loans and an $80,000 decrease in short-term bank credit, partially offset by $34,000 of proceeds from exercises of options.

In addition, on May 24, 2019, ASEC S.A. (Spolka Akcyjna), or, the Subsidiary, a wholly-owned Polish subsidiary of the Company, entered into a loan agreement, or the Agreement with PKO Bank Polski, a Polish bank, or the Lender. The Agreement provides that the Lender will grant an overdraft facility to the Subsidiary in the amount of $2,000,000, or the Loan Commitment. On May 24, 2019, or, the Lender loaned to the Subsidiary the full amount of the Loan Commitment, secured by certain assets of the Subsidiary, or the Secured Loan. The Secured Loan matures on May 23, 2020. The Secured Loan will be payable in full on maturity (with option of early repayment from the Subsidiary side) and the interest will be paid on a monthly basis. The Secured Loan bears interest at an annual interest rate based on 1-month LIBOR plus a margin of 1.8%, or currently approximately 4.2% in total. The Agreement includes customary events of default, including, among others, failures to repay any amounts due to the Lender, breaches or defaults under the terms of the Agreement, etc. If an event of default occurs, the Lender may reduce the amount of the Secured Loan, demand an additional security or terminate the Agreement.

 Investing and financing activities related to discontinued operations

We had no cash flows provided by or used in discontinued investing or financing activities in the six months ended June 30, 2019 and June 30, 2018.

Off Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures - Our management, including our Interim Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, are responsible for establishing and maintaining our disclosure controls and procedures (within the meaning of Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended, or Exchange Act). These controls and procedures are designed to ensure that information required to be disclosed in the reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information was made known to our management, including our CEO and CFO, by others within the Company, as appropriate to allow timely decisions regarding required disclosure. We evaluated these disclosure controls and procedures under the supervision of our CEO and CFO as of June 30, 2019. Based upon that evaluation, our management, including our CEO and CFO, concluded that our disclosure controls and procedures are effective as of such date.

Changes in Internal Control Over Financial Reporting - There has been no change in our internal control over financial reporting during the quarter ended June 30, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

In December 2013, we completed the sale of certain assets, subsidiaries and intellectual property, or IP, relating to our Smart ID division, for a total purchase price of $10,000,000 in cash and an additional $12,500,000 subject to performance-based milestones. On April 20, 2016, the purchaser of the Smart ID division, SuperCom Ltd., or SuperCom, and we entered into a settlement agreement resolving certain litigation between SuperCom and us pursuant to which SuperCom paid us $2,050,000 and will agree to pay us up to $1,500,000 with and subject to a certain earn-out mechanism. In November 2017, we commenced an arbitration procedure with SuperCom, in which we claim that additional earn-out payments have not been paid to us. SuperCom has also raised claims against us during the arbitration procedure. An arbitration decision was issued on December 24, 2018 in our favor and denied SuperCom's claims. The Arbitrator ordered SuperCom to disclose the financial information regarding the earn-out payments that we are entitled to receive, and to pay us accordingly, or otherwise pay us the maximum earn-out amount, which equals $1,500,000, minus the earn-out amounts that were already paid by SuperCom to us. As of the date hereof, the said arbitration verdict has been validated as a court verdict, and the Company is currently taking actions to enforce it.

In June 2013, prior to our divestiture of our SmartID division, Merwell Inc., or Merwell, filed a claim against us before an agreed-upon arbitrator alleging breach of contract in connection with certain commissions claimed to be owed to Merwell with respect to the division’s activities in Tanzania. These activities, along with all other activities of the SmartID division were later assigned to and assumed by SuperCom Ltd., or SuperCom, in its purchase of the division. SuperCom undertook to indemnify us and hold us harmless against any liabilities we may incur in connection with Merwell’s consulting agreement and the arbitration. An arbitration decision was issued on February 21, 2016, awarding Merwell $854,912 for outstanding commissions and ordering the Company to provide further financial details that might result in additional payments to Merwell. The arbitration decision had been appealed by SuperCom (on behalf of the Company) but the appeal was denied. In order to collect the award, Merwell filed a motion against the Company and on January 7, 2019 the Nazareth District Court issued a judgment requiring the Company to pay Merwell an amount of NIS 5,078,581 (approximately $1,370,000). On January 8, 2019, we paid Merwell such amount. As mentioned above, based on the agreement with SuperCom (which was granted an effect of a court judgment), we deem SuperCom to be liable for all the costs and liabilities arising out of this claim. On February 17, 2019, we initiated an arbitration process to collect from SuperCom the amount paid to Merwell which SuperCom failed to pay.

On June 12, 2019, Merwell submitted a complementary claim against the Company in arbitration, with respect to the additional financial details that Merwell claims that the Company was ordered to provide according to the arbitration verdict from February 21, 2016, and additional payments that Merwell claims that the Company is obligated to pay Merwell. The said financial details refer to the quantity of smart driving licenses that Merwell claims were issued in the later period of a project in Tanzania in which Merwell claims to have provided services to the Company. Merwell claims that despite the Company's failure to provide the details, Merwell obtained the details independently from other sources, and they indicate that the Company is obligated to pay Merwell an additional amount of $1,618,792. The Company rejects the details that were presented by Merwell and their validity, and also raised preliminary claims that this matter cannot be determined in arbitration.

The Company has recently received a request, or, the Request, to allow a petitioner to submit a class action, which concerns the petitioner's claims that, inter alia, through the EasyPark card, drivers are permitted to exceed the quota of permitted hours in accordance with the instructions of various local authorities in Israel. The Request was submitted against one of the Israeli subsidiaries of the Company and two other companies that operate technological means for payment for public parking spaces scattered throughout the cities and the scope of the claim attributed to the Company is not yet clear. The Company is continuing to study the details of the Request in order to analyze its exposure.

Item 5. Other Information.

On August 13, 2019, the Company and Mr. Assaf Cohen, the Company's Chief Financial Officer and Interim Chief Executive Officer, agreed on certain amendments to Mr. Cohen's compensation terms.

With respect to Mr. Cohen's services as the Chief Financial Officer of the Company, as approved by the Board of Directors and the Compensation Committee, (i) effective August 1, 2019, Mr. Assaf Cohen's monthly gross salary is increased from NIS 35,000 to NIS 45,000; (ii) effective August 1, 2019, the prior written notice that each of the Company and Mr. Cohen needs to serve to the other party in order to terminate Mr. Cohen's employment agreement as the Company's Chief Financial Officer is extended to six months (instead of three months); and (iii) effective August 13, 2019, Mr. Assaf Cohen is granted options to purchase up to 100,000 Ordinary Shares of the Company under the Company’s Amended and Restated 2001 Stock Option Plan, as amended to date, or the Plan, with an exercise price calculated according to the average closing price of the Company’s Ordinary Shares on Nasdaq during the 30 days prior to the date of grant. These options will vest over three years, commencing on August 13, 2019, where 1/3 of the options shall vest at the end of each year following the vesting commencement date, provided that at such vesting date, Mr. Cohen holds office as an executive and further subject to the terms of the Plan.

In connection with the appointment of Mr. Assaf Cohen as the Interim Chief Executive Officer of the Company, the Compensation Committee and the Board of Directors approved and recommended that the Company’s shareholders approve Mr. Assaf Cohen’s compensation terms as the Interim Chief Executive Officer, which include a lump sum bonus in the amount of  NIS 100,000, for his services as the Company’s Interim Chief Executive Officer, and further determined that such terms are advisable and in the best interest of the Company.  The above-mentioned bonus is subject to the Company's shareholders approval; therefore, in the Company's preliminary proxy statement, filed on August 13, 2019, in connection with the coming extraordinary general meeting of the Company's shareholders, one of the proposals on the agenda is to approve such bonus to Mr. Assaf Cohen.

Item 6. Exhibits.

3.1	Amended and Restated Articles of Incorporation (incorporated by reference to the Company’s Report on Form 6-K filed with the SEC on October 31, 2013).

3.2	Memorandum of Association, dated February 14, 1990 (incorporated by reference to the Company’s Registration Statement on Form F-1, filed with the SEC on June 14, 2002).

10.1	Transition and Amendment to Employment Agreement, dated June 11, 2019, by and between the Company and Mr. Shlomi Cohen (incorporated by reference to the Company’s Report on Form 8-K filed with the SEC on June 12, 2019).

10.2*	Loan Agreement, dated May 24, 2019, by and between ASEC S.A. (Spolka Akcyjna), a wholly-owned Polish subsidiary of the Company, and PKO Bank Polski, a Polish bank. (translated from Polish)

31.1*	Rule 13a-14(a) Certification of Interim Chief Executive Officer and Chief Financial Officer.

32.1**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

101 *	The following materials from our Quarterly Report on Form 10-Q for the quarter ended June 30, 2019 formatted in XBRL (eXtensible Business Reporting Language): (i) the Interim Condensed Consolidated Balance Sheets, (ii) the Interim Condensed Consolidated Statements of Operations, (iii) the Interim Condensed Consolidated Statements of Comprehensive Income (Loss), (iv) the Interim Condensed Statements of Changes in Equity, (v) the Interim Condensed Consolidated Statements of Cash Flows, and (vi) the Notes to Interim Condensed Consolidated Financial Statements, tagged as blocks of text and in detail.

*	Filed herewith.

**	Furnished herewith.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ON TRACK INNOVATIONS LTD.

By:	/s/ Assaf Cohen
Assaf Cohen, Interim Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer and Principal Financial and Accounting Officer) Dated: August 13, 2019