Form 10-Q
period 2019-09-30
ON TRACK INNOVATIONS LTD
filed 2019-11-13
CIK 1021604

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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
None

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

Yes ☐    No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 41,324,377 Ordinary Shares outstanding as of November 5, 2019.

ON TRACK INNOVATIONS LTD.

i

PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements.

ON TRACK INNOVATIONS LTD. AND ITS SUBSIDIARIES

INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As of September 30, 2019

(Unaudited)

On Track Innovations Ltd.

and its Subsidiaries

Interim Unaudited Condensed Consolidated Financial Statements as of September 30, 2019

Contents

Page

Interim Unaudited Condensed Consolidated Balance Sheets	F-2 - F-3

Interim Unaudited Condensed Consolidated Statements of Operations	F-4

Interim Unaudited Condensed Consolidated Statements of Comprehensive (Loss) Income	F-5

Interim Unaudited Condensed Consolidated Statements of Changes in Equity	F-6 - F-7

Interim Unaudited Condensed Consolidated Statements of Cash Flows	F-8 - F-9

Notes to the Interim Unaudited Condensed Consolidated Financial Statements	F-10 - F-27

On Track Innovations Ltd.

and its Subsidiaries

Interim Unaudited Condensed Consolidated Balance Sheets

US dollars in thousands except share and per share data

	September 30,	December 31,
	2019	2018

Assets

Current assets
Cash and cash equivalents	$3,396	$4,827
Short-term investments	1,905	1,078
Trade receivables (net of allowance for doubtful accounts of $558 and $555 as of September 30, 2019 and December 31, 2018, respectively)	2,469	4,530
Other receivables and prepaid expenses	1,602	2,060
Inventories	4,366	3,527

Total current assets	13,738	16,022

Long-term restricted deposit for employees benefit	473	451

Severance pay deposits	404	375

Property, plant and equipment, net	3,693	5,033

Intangible assets, net	246	241

Right-of-use assets	1,930	-

Total Assets	$20,484	$22,122

The accompanying notes are an integral part of these interim unaudited condensed consolidated financial statements.

On Track Innovations Ltd.

and its Subsidiaries

Interim Unaudited Condensed Consolidated Balance Sheets

US dollars in thousands except share and per share data

	September 30,	December 31,
	2019	2018

Liabilities and Equity

Current Liabilities
Short-term bank credit and current maturities of long-term bank loans	$2,553	$260
Trade payables	4,857	4,712
Other current liabilities	2,286	3,622

Total current liabilities	9,696	8,594

Long-Term Liabilities
Long-term loans, net of current maturities	26	39
Long-term liabilities due to operating leases, net of current maturities	1,204	-
Accrued severance pay	948	853
Deferred tax liability	393	445
Total long-term liabilities	2,571	1,337

Total Liabilities	12,267	9,931

Commitments and Contingencies

Equity
Shareholders’ Equity
Ordinary shares of NIS 0.1 par value:
Authorized: 50,000,000 shares as of September 30, 2019 and December 31, 2018; issued: 42,503,076 and 42,473,076 shares as of September 30, 2019 and December 31, 2018, respectively; outstanding: 41,324,377 and 41,294,377 shares as of September 30, 2019, and December 31, 2018, respectively	1,069	1,068
Additional paid-in capital	225,117	225,022
Treasury shares at cost - 1,178,699 shares as of September 30, 2019 and December 31, 2018	(2,000)	(2,000)
Accumulated other comprehensive loss	(1,172)	(956)
Accumulated deficit	(214,797)	(210,943)
Total Equity	8,217	12,191

Total Liabilities and Equity	$20,484	$22,122

The accompanying notes are an integral part of these interim unaudited condensed consolidated financial statements.

On Track Innovations Ltd.

and its Subsidiaries

Interim Unaudited Condensed Consolidated Statements of Operations

US dollars in thousands except share and per share data

	Three months ended September 30,			Nine months ended September 30,
	2019	*2018		2019	*2018

Revenues
Sales	$2,631		$4,760	$7,286	$13,353
Licensing and transaction fees	1,234		1,339	3,708	3,997

Total revenues	3,865		6,099	10,994	17,350

Cost of revenues
Cost of sales	2,161		2,870	5,273	8,351
Total cost of revenues	2,161		2,870	5,273	8,351

Gross profit	1,704		3,229	5,721	8,999
Operating expenses
Research and development	840		765	2,528	2,391
Selling and marketing	1,193		1,591	3,798	4,700
General and administrative	1,070		1,099	3,081	3,001
Other (gain) expenses, net	(335)		-	(335)	70

Total operating expenses	2,768		3,455	9,072	10,162

Operating loss from continuing operations	(1,064)		(226)	(3,351)	(1,163)
Financial expenses, net	(93)		(2)	(199)	(129)

Loss from continuing operations before taxes on income	(1,157)		(228)	(3,550)	(1,292)
Income tax (expenses) benefit, net	(17)		2	(25)	267

Net loss from continuing operations	(1,174)		(226)	(3,575)	(1,025)
Net (loss) income from discontinued operations	(36)		42	(279)	228

Net loss	(1,210)		(184)	(3,854)	(797)

Basic and diluted net (loss) income attributable to shareholders per ordinary share
From continuing operations	(0.03)		(** )	(0.09)	(0.02)
From discontinued operations	(** )		(** )	(** )	(** )

	$(0.03)	$	(** )	$(0.09)	$(0.02)

Weighted average number of ordinary shares used in computing basic and diluted net (loss) income per ordinary share	41,324,377		41,294,377	41,306,575	41,260,426

*	Reclassified to conform with the current period presentation, see Note 1C(2).

**	Less than $0.01 per ordinary share.

The accompanying notes are an integral part of these interim unaudited condensed consolidated financial statements

On Track Innovations Ltd.

and its Subsidiaries

Interim Unaudited Condensed Consolidated Statements of Comprehensive (Loss) Income

US dollars in thousands

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018

Total comprehensive (loss) income:
Net (loss) income	$(1,210)	$(184)	$(3,854)	$(797)
Foreign currency translation adjustments	(254)	44	(216)	(210)

Total comprehensive (loss) income	$(1,464)	$(140)	$(4,070)	$(1,007)

The accompanying notes are an integral part of these interim unaudited condensed consolidated financial statements.

On Track Innovations Ltd.

and its Subsidiaries

Interim Unaudited Condensed Consolidated Statements of Changes in Equity

US dollars in thousands except number of shares

					Accumulated
			Additional	Treasury	other
	Number of	Share	paid-in	Shares	comprehensive	Accumulated	Total
	Shares issued	capital	capital	(at cost)	Income (loss)	deficit	equity

Balance as of June 30, 2018	42,473,076	$1,068	$224,903	$(2,000)	$(945)	$(211,293)	$11,733

Changes during the three months period ended September 30, 2018:

Stock-based compensation	-	-	65	-	-	-	65
Exercise of options	-	-	-	-	-	-	-
Foreign currency translation adjustments	-	-	-	-	44	-	44
Net loss	-	-	-	-	-	(184)	(184)
Balance as of September 30, 2018	42,473,076	$1,068	$224,968	$(2,000)	$(901)	$(211,477)	$11,658
Balance as of June 30, 2019	42,503,076	$1,069	$225,111	$(2,000)	$(918)	$(213,587)	$9,675

Changes during the three months period ended September 30, 2019:

Stock-based compensation	-	-	6	-	-	-	6
Foreign currency translation adjustments	-	-	-	-	(254)	-	(254)
Net loss	-	-	-	-	-	(1,210)	(1,210)
Balance as of September 30, 2019	42,503,076	$1,069	$225,117	$(2,000)	$(1,172)	$(214,797)	$8,217

(*)	See Note 10D.

On Track Innovations Ltd.

and its Subsidiaries

Interim Unaudited Condensed Consolidated Statements of Changes in Equity

US dollars in thousands except number of shares

						Accumulated
				Additional	Treasury	other
	Number of		Share	paid-in	Shares	comprehensive	Accumulated	Total
	Shares issued		capital	capital	(at cost)	Income (loss)	deficit	equity

Balance as of December 31, 2017	42,353,077		$1,064	$224,758	$(2,000)	$(691)	$(210,680)	$12,451

Changes during the nine month period ended September 30, 2018:

Stock-based compensation	80,000	(*)	3	177	-	-	-	180
Exercise of options	39,999		1	33	-	-	-	34
Foreign currency translation adjustments	-		-	-	-	(210)	-	(210)
Net loss	-		-	-	-	-	(797)	(797)
Balance as of September 30, 2018	42,473,076		$1,068	$224,968	$(2,000)	$(901)	$(211,477)	$11,658

Balance as of December 31, 2018	42,473,076		$1,068	$225,022	$(2,000)	$(956)	$(210,943)	$12,191

Changes during the nine month period ended September 30, 2019:
Stock-based compensation	30,000	(*)	1	95	-	-	-	96
Foreign currency translation adjustments	-		-	-	-	(216)	-	(216)
Net loss	-		-	-	-	-	(3,854)	(3,854)
Balance as of September 30, 2019	42,503,076		$1,069	$225,117	$(2,000)	$(1,172)	$(214,797)	$8,217

(*)	See Note 10D.

The accompanying notes are an integral part of these interim unaudited condensed consolidated financial statements.

On Track Innovations Ltd.

and its Subsidiaries

Interim Unaudited Condensed Consolidated Statements of Cash Flows

US dollars in thousands

	Nine months ended September 30,
	2019	*2018
Cash flows from continuing operating activities
Net loss from continuing operations	$(3,575)	$(1,025)
Adjustments required to reconcile net loss to net cash used in continuing operating activities:
Stock-based compensation related to options and shares issued to employees and others	96	180
Depreciation and amortization	951	978
Deferred tax, net	(25)	(360)
Gain on sale of property and equipment	(328)	(25)
Accrued interest and linkage differences, net	(48)	-

Changes in operating assets and liabilities:
Accrued severance pay, net	66	(19)
Decrease in trade receivables, net	1,576	1,377
Decrease (increase) in other receivables and prepaid expenses	395	(255)
Increase in inventories	(879)	(381)
Increase (decrease) in trade payables	506	(263)
Decrease in other current liabilities	(585)	(151)
Net cash (used in) provided by continuing operating activities	(1,850)	56

Cash flows from continuing investing activities

Purchase of property and equipment	(433)	(467)
Proceeds from sale of property and equipment	1,102	52
Change in short-term investments, net	(978)	1,195
Investment in capitalized certification costs	(156)	(92)
Proceeds from restricted deposit for employees benefit	10	8
Net cash (used in) provided by continuing investing activities	(455)	696

Cash flows from continuing financing activities
Increase (decrease) in short-term bank credit, net	2,636	(3,449)
Repayment of long-term bank loans	(261)	(979)
Proceeds from exercise of options and warrants	-	34
Net cash provided by (used in) continuing financing activities	2,375	(4,394)

Cash flows from discontinued operations
Net cash (used in) provided by discontinued operating activities	(1,397)	836

Total net cash (used in) provided by discontinued operations	(1,397)	836

Effect of exchange rate changes on cash and cash equivalents	(277)	(187)

Decrease in cash, cash equivalents and restricted cash	(1,604)	(2,993)

Cash, cash equivalents and restricted cash - beginning of the period	5,105	7,799

Cash, cash equivalents and restricted cash - end of the period	$3,501	$4,806

(*)	Reclassified to conform with the current period presentation, see Note 1C(2).

The accompanying notes are an integral part of these interim unaudited condensed consolidated financial statements.

On Track Innovations Ltd.

and its Subsidiaries

Interim Unaudited Condensed Consolidated Statements of Cash Flows (cont’d)

US dollars in thousands

	Nine months ended September 30,
	2019	2018
Supplementary cash flows activities:

Cash paid during the period for:
Interest paid	$44	$112
Income taxes paid	$187	$43

The accompanying notes are an integral part of these interim unaudited condensed consolidated financial statements.

On Track Innovations Ltd.

and Subsidiaries

Notes to the Interim Unaudited Condensed Consolidated Financial Statements

US dollars in thousands (except per share amounts)

Note 1 – Organization and Basis of Presentation

A.	Description of business

On Track Innovations Ltd. (the “Company”) was founded in 1990, in Israel. The Company and its subsidiaries (together, the “Group”) are principally engaged in the field of design and development of cashless payment solutions.

The Company’s ordinary shares are listed for trading on the OTCQX market (formerly listed on the Nasdaq Capital Market until October 30, 2019).

At September 30, 2019, the Company operates in two operating segments: (a) Retail and Mass Transit Ticketing, and (b) Petroleum. See Note 11. During 2018, the Company sold its medical smart cards operation – see Note 1C(2).

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

In the opinion of management, all adjustments considered necessary for a fair statement, consisting of normal recurring adjustments, have been included. Operating results for the nine month period ended September 30, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019.

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

US dollars in thousands (except per share amounts)

Note 1 – Organization and Basis of Presentation (cont’d)

C.	Divestiture of operations (cont’d)

On April 20, 2016, the purchaser of the Smart ID division, SuperCom Ltd. (“SuperCom”), and the Company entered into a settlement agreement resolving certain litigation between SuperCom and the Company pursuant to which SuperCom paid the Company $2,050 and agreed to pay the Company up to $1,500 in accordance with and subject to a certain earn-out mechanism. In November 2017, the Company commenced an arbitration procedure with SuperCom, in which the Company claims that additional earn-out payments have not been paid to the Company. SuperCom raised issues against the Company during the arbitration procedure. An arbitration decision was issued on December 24, 2018 in the Company’s favor and denied SuperCom’s claims. The Arbitrator ordered SuperCom to disclose the financial information regarding the earn-out payments that the Company is entitled to receive, and to pay the Company accordingly, or otherwise pay the Company the maximum earn-out amount, which equals $1,500 minus the earn-out amounts that were already paid by SuperCom to the Company. As of the date hereof, the said arbitration verdict has been validated as a court verdict, and the Company is currently taking actions to enforce it.

The Company records the earn-out payments only when the consideration is determined to be realizable. The Company did not record or receive any contingent consideration during the nine months ended September 30, 2019 and 2018.

2.	In December 2018, the Company completed the sale of its medical smart cards operation (“Medismart”) (formerly part of the Company’s “Other segment”) to Smart Applications International Limited (“Smart”) for a total price of $2,750. The Company has determined that the sale of the Medismart business qualifies as a discontinued operation. Accordingly, the results and the cash flows of this operation for all reporting periods are presented in the statements of operations and in the statements of cash flows, respectively, as discontinued operations separately from continuing operations (see also Note 8). All prior periods’ information has been reclassified to conform with the current period’s presentation.

D.	Events in the reporting period

1.	On May 24, 2019, ASEC S.A. (Spolka Akcyjna), the Polish subsidiary of the Company (hereinafter – “ASEC”), entered into a loan agreement with PKO Bank Polski, a Polish bank (hereinafter – “the Lender”). The agreement provides that the Lender will grant an overdraft facility to ASEC in the amount of $2,000. On May 24, 2019 the Lender loaned to ASEC the full amount of the loan, secured by certain assets of ASEC (hereinafter – “the Secured Loan”). The Secured Loan matures on May 23, 2020. The loan will be payable in full on maturity (with option of early repayment by ASEC) and the interest will be paid on a monthly basis. The Secured Loan bears interest at an annual interest rate based on 1-month LIBOR plus a margin of 1.8%, or currently approximately 3.8% in total. The agreement includes customary events of default, including, among others, failures to repay any amounts due to the Lender, breaches or defaults under the terms of the agreement, etc. If an event of default occurs, the Lender may reduce the amount of the Secured Loan, demand an additional security or terminate the agreement.

On Track Innovations Ltd.

and Subsidiaries

Notes to the Interim Unaudited Condensed Consolidated Financial Statements

US dollars in thousands (except per share amounts)

Note 1 – Organization and Basis of Presentation (cont’d)

D.	Events in the reporting period (cont’d)

2.	In January 2019, the Company signed agreements pursuant to which the Company will lease offices in Yokne’am and in Rosh Pina, Israel (in lieu of the current leased headquarters building in Rosh Pina). The operating lease periods of those buildings in Yokne’am and in Rosh Pina are five years and four years, respectively (excluding the extension-periods, as mentioned in the agreements), and will commence in the fourth quarter of 2019 and commenced in the third quarter of 2019, respectively. The total annual rent expenses of both offices, including management fees and excluding construction costs-reimbursement, are expected to be approximately NIS 650 ($187). The construction costs-reimbursement are expected to be approximately NIS 3,450 ($990) that will be paid during the lease period.

3.	In March 2019, OTI Petrosmart (Pty), Ltd., the South African subsidiary (hereinafter – “Petrosmart”), entered into an agreement pursuant to which Petrosmart agreed to sell its head office in Cape Town, South Africa, to a third party for consideration of Rand 15,500 (approximately $1,100), and Petrosmart agreed to lease back this building for its current operations. The sale has been completed and the operating lease commenced during the third quarter of 2019. The leaseback period is three years. The annual rent for the first year is approximately Rand 1,800 (approximately $119) and will be increased by 8.5% each year. Petrosmart has the right to extend the lease by two years. The Company recognized a profit in the amount of approximately $328 during the third quarter in 2019 due to the sale of the building. This profit is presented within ‘other (gain) expenses, net’ in the statements of operations.

The Company does not record right-of-use asset and operating lease liability regarding the building in Yokne’am (Israel), as mentioned above, in its consolidated financial statements as of September 30, 2019, due to the fact that the commencement date of the lease period is subsequent to the balance sheet date – see also Note 2A. The Company expects an increase of approximately $1,600 in the right-of-use assets and in the lease liabilities on the first-time-recognition in this lease.

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

US dollars in thousands (except per share amounts)

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

The Company did not have a cumulative-effect adjustment to retained earnings as a result of the adoption of the new standard. The adoption of this standard does not have a material impact on the results of operations and cash flows. See Note 5 for the impact on the balance sheet as of September 30, 2019, and additional disclosures, as required by the new standard.

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

On Track Innovations Ltd.

and Subsidiaries

Notes to the Interim Unaudited Condensed Consolidated Financial Statements

US dollars in thousands (except per share amounts)

Note 3 – Other Receivables and Prepaid Expenses

	September 30,	December 31,
	2019	2018
Government institutions	$234	$387
Prepaid expenses	165	226
Supplier advances	502	932
Receivables under contractual obligations to be transferred to others (*)	427	349
Other receivables	274	166
	$1,602	$2,060

(*)	The Company’s subsidiary in Poland is required to collect certain fees that are to be transferred to local authorities.

Note 4 – Other Current Liabilities

	September 30,	December 31,
	2019	2018
Employees and related expenses	$637	$1,042
Accrued expenses	682	921
Customer advances	110	141
Short-term liabilities due to operating leases and current maturities **	732	-
Other current liabilities	125	*1,518
	$2,286	$3,622

*	See Note 6A(1).

**	See Note 2A.

Note 5 – Leases

The Company leases a limited number of assets, mainly offices and cars for use in its operations. The Company adopted the new accounting standard ASC 842, “Leases”, and all the related amendments on January 1, 2019 and used the effective date as Company’s date of initial application.

As of September 30, 2019, right-of-use assets due to operating leases are $1,930 )as of January 1, 2019 - $1,572) and the liabilities due to operating leases are $1,936 (as of January 1, 2019 - $1,572), out of which $1,204 are classified as long-term liabilities and $732 are classified as current liabilities (see Note 4).

The Company includes renewal options that it is reasonably certain to exercise in the measurement of the lease liabilities. The remaining operating lease periods of the leases range from less than one year to six years as of September 30, 2019. The weighted average remaining lease term is 2.3 years as of September 30, 2019.

On Track Innovations Ltd.

and Subsidiaries

Notes to the Interim Unaudited Condensed Consolidated Financial Statements

US dollars in thousands (except per share amounts)

Note 5 – Leases (cont’d)

The following is a schedule of the maturities of operating lease liabilities for the next five years as of September 30, 2019, and thereafter, as were taken into account in the calculation of the operating lease liabilities as of September 30, 2019:

Remainder of 2019	$233
2020	661
2021	511
2022	362
2023	184
Thereafter	140
Total leases payments	2,091
Less - discount	155
Operating lease liabilities	$1,936

As of September 30, 2019, the weighted average discount rate of the operating leases is approximately 5.3%.

Operating lease costs and cash paid for amounts included in the measurement of the lease liabilities were approximately $236 and $602 during the three months and the nine months ended September 30, 2019, respectively. Operating lease costs include fixed payments and variable payments that depend on an index or rate. There are no other significant variable lease payments.

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

On Track Innovations Ltd.

and Subsidiaries

Notes to the Interim Unaudited Condensed Consolidated Financial Statements

US dollars in thousands (except per share amounts)

Note 6 – Commitments and Contingencies

A.	Legal claims

1.	In June 2013, prior to the Company’s divestiture of its SmartID division, Merwell Inc. (“Merwell”) filed a claim against the Company before an agreed-upon arbitrator alleging breach of contract in connection with certain commissions claimed to be owed to Merwell with respect to the division’s activities in Tanzania. These activities, along with all other activities of the SmartID division, were later assigned to and assumed by SuperCom in its purchase of the division. SuperCom undertook to indemnify the Company and hold it harmless against any liabilities the Company may incur in connection with Merwell’s consulting agreement and the arbitration. An arbitration decision was issued on February 21, 2016, awarding Merwell approximately $855 for outstanding commissions, plus expenses and legal fees and ordering the Company to provide further financial details that might result in additional payments to Merwell. The arbitration decision had been appealed and the appeal was denied on June 17, 2018. In order to collect the award, Merwell filed a motion against the Company and the Nazareth District Court issued a judgment requiring the Company to pay Merwell an amount of approximately NIS 5,080 (approximately $1,370) that was paid by the Company on January 8, 2019. As mentioned above, based on the agreement with SuperCom from April 2016 (which was granted an effect of a court judgment), SuperCom is liable for all the costs and liabilities arising out of this claim. On February 17, 2019, the Company initiated an arbitration process (the “Arbitration”) to collect from SuperCom the amount paid to Merwell which SuperCom failed to pay, and to assure that SuperCom will pay any additional amounts, if required in the future. On March 26, 2019, SuperCom filed a petition to the Tel-Aviv District Court, asking to order that the dispute will be conducted in Court and not in arbitration. On October 29, 2019, a hearing was conducted in court regarding SuperCom’s petition, and at the end of the hearing, following the court’s recommendation, SuperCom agreed to withdraw its petition. As a result, the court gave a verdict ordering that the Arbitration will continue. On the same day, the Company approached the arbitrator, asking to renew the Arbitration, and on October 30, 2019 the arbitrator scheduled a preliminary hearing.

The consolidated financial statements as of December 31, 2018, include a provision for the full amount paid. Despite the fact that, based on the assessment of the Company’s external legal counsel, the likelihood to succeed in the arbitration process (or other legal procedure in that matter) is high, the Company did not record an indemnification asset as of September 30, 2019 and December 31, 2018, in accordance with accounting standard ASC 450.

2.	On June 12, 2019, Merwell submitted a complementary claim against the Company in arbitration, with respect to the additional financial details that Merwell claims that the Company was ordered to provide according to the arbitration verdict from February 21, 2016, and additional payments that Merwell claims that the Company is obligated to pay Merwell. The said financial details refer to the quantity of smart driving licenses that Merwell claims were issued in the later period of a project in Tanzania in which Merwell claims to have provided services to the Company. Merwell claims that despite the Company’s failure to provide the details, Merwell obtained the details independently from other sources, and they indicate that the Company is obligated to pay Merwell an additional amount of $1,619. The Company rejects the details that were presented by Merwell and their validity, and also raised preliminary claims that this matter cannot be determined in arbitration, but only in court, since the relevant data is held by SuperCom, who is not a party to the arbitration agreement with Merwell, but issued the licenses in the relevant period and therefore is a necessary party to the dispute. The Company filed an application to the arbitrator, and on August 8, 2019, the arbitrator determined that the Company’s procedural claims should be heard and determined in court. Following that decision, on September 8, 2019, the Company filed a petition to the Tel-Aviv District Court, asking it to order that Merwell’s claims in the complementary procedure will be heard in court and not in arbitration. On October 22, 2019, Merwell submitted its response to the court. As of the date of this report, a hearing in the petition has not yet scheduled. Based on the assessment of the Company’s external legal counsel, given the preliminary stage of the procedure, it is difficult, at this point, to estimate the chances of Merwell’s claims for a complementary arbitration verdict.

On Track Innovations Ltd.

and Subsidiaries

Notes to the Interim Unaudited Condensed Consolidated Financial Statements

US dollars in thousands (except per share amounts)

Note 6 – Commitments and Contingencies (cont’d)

A.	Legal claims (cont’d)

3.	In October 2013, a financial claim was filed against the Company and its then French subsidiary, Parx France (in this paragraph, together, the “Defendants”), in the Commercial Court of Paris, France (in this paragraph, the “Court”). The sum of the claim is €1,500 (approximately $1,708) and is based on the allegation that the plaintiff sustained certain losses in connection with Defendants not granting the plaintiff exclusive marketing rights to distribute and operate the Defendants’ PIAF Parking System in Paris and the Ile of France. On October 25, 2017, the Court issued its ruling in this matter dismissing all claims against the Company but ordering Parx France to pay the plaintiff €50 ($57) plus interest in damages plus another approximately €5 ($6) in other fees and penalties. The Company offered to pay the amounts mentioned above to the plaintiff in consideration for not filing future appeals. The Plaintiff rejected this offer and filed an appeal against Parx France and the Company claiming the sum of €503 ($573) plus interest and expenses. The Company will submit its answer to the appeal by November 7, 2019, and the appeal hearing is scheduled for December 5, 2019. Based on the assessment of the Company’s external legal counsel, the Company’s management is of the opinion that the chances of the appeal being approved against the Company are low.

4.	In July, 2019, the Company received a request (the “Request”), to allow a petitioner to submit a class action, which concerns the petitioner’s claims that, inter alia, through the EasyPark card, drivers are permitted to exceed the quota of permitted hours in accordance with the instructions of various local authorities in Israel. The Request was submitted against a company (the “Buyer’s Company”) incorporated by the buyer of the assets (including the parking activity) of the Israeli subsidiaries of the Company (the “Company’s Subsidiaries”) and against two other companies that operate technological means for payment for public parking spaces scattered throughout the cities. Since the majority of potential claims against the Company’s Subsidiaries relate to the period following the sale of the Company’s Subsidiaries’ assets, including the parking activity, it appears that the Company’s exposure through this channel is limited. Furthermore, even if payment will be required, the buyer would be liable for the majority of such payment. Therefore the Company will not participate in such procedure at this stage. Based on the assessment of the Company’s external legal counsel, the exposure of the Company cannot be assessed at this point.

B.	Guarantees

As of September 30, 2019, the Company has granted performance guarantees and guarantees to secure customer advances in the sum of $387. The expiration dates of the guarantees range from April 2020 to September 2021.

On Track Innovations Ltd.

and Subsidiaries

Notes to the Interim Unaudited Condensed Consolidated Financial Statements

US dollars in thousands (except per share amounts)

Note 7 – Revenues

Disaggregation of revenue

The following tables disaggregates the Company’s revenue by major source based on categories that depict its nature and timing as reviewed by management for the nine months and the three months ended September 30, 2019:

	Nine months ended September 30, 2019
	Retail and Mass Transit Ticketing	Petroleum	Total

Cashless payment products (A)	$4,437	$-	$4,437

Complete cashless payment solutions (B):
Sales of products (B1)	646	1,439	2,085
Licensing fees, transaction fees and services (B2)	3,522	950	4,472
	4,168	2,389	6,557
Total revenues	$8,605	$2,389	$10,994

	Nine months ended September 30, 2018*
	Retail and Mass Transit Ticketing	Petroleum	Total

Cashless payment products (A)	$6,710	$-	$6,710

Complete cashless payment solutions (B):
Sales of products (B1)	2,880	2,882	5,762
Licensing fees, transaction fees and services (B2)	3,817	1,061	4,878
	6,697	3,943	10,640
Total revenues	$13,407	$3,943	$17,350

*	Reclassified to conform with the current period presentation, see Note 1C(2).

On Track Innovations Ltd.

and Subsidiaries

Notes to the Interim Unaudited Condensed Consolidated Financial Statements

US dollars in thousands (except per share amounts)

Note 7 – Revenues (cont’d)

Disaggregation of revenue (cont’d)

	Three months ended September 30, 2019
	Retail and Mass Transit Ticketing	Petroleum	Total

Cashless payment products (A)	$1,697	$-	$1,697

Complete cashless payment solutions (B):
Sales of products (B1)	49	603	652
Licensing fees, transaction fees and services (B2)	1,189	327	1,516
	1,238	930	2,168
Total revenues	$2,935	$930	$3,865

	Three months ended September 30, 2018*
	Retail and Mass Transit Ticketing	Petroleum	Total

Cashless payment products (A)	$2,013	$-	$2,013

Complete cashless payment solutions (B):
Sales of products (B1)	1,520	935	2,455
Licensing fees, transaction fees and services (B2)	1,248	383	1,631
	2,768	1,318	4,086
Total revenues	$4,781	$1,318	$6,099

*	Reclassified to conform with the current period presentation, see Note 1C(2).

On Track Innovations Ltd.

and Subsidiaries

Notes to the Interim Unaudited Condensed Consolidated Financial Statements

US dollars in thousands (except per share amounts)

Note 7 – Revenues (cont’d)

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

Notes to the Interim Unaudited Condensed Consolidated Financial Statements

US dollars in thousands (except per share amounts)

Note 7 – Revenues (cont’d)

Performance obligations (cont’d)

Contract balances

	September 30,	December 31,
	2019	2018
Trade receivables, net of allowance for doubtful accounts	$2,469	$4,530
Customer advances	$110	$141

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

US dollars in thousands (except per share amounts)

Note 8 – Discontinued operations

As described in Note 1C, the Company divested its interest in the SmartID division and its Medismart activity, and presented these activities as discontinued operations.

Set forth below are the results of the discontinued operations:

	Three months ended September 30,		Nine months ended September 30,
	2019	*2018	2019	*2018
Revenues	$-	$374	$-	$1,139
Expenses	(36)	(332)	(279)	(924)
Other income, net	-	-	-	13
Net (loss) profit from discontinued operations	(36)	42	(279)	228

*	Reclassified to conform with the current period presentation, see Note 1C(2).

Note 9 – Fair Value of Financial Instruments

The Company’s financial instruments consist mainly of cash and cash equivalents, short-term investments bearing interest, accounts receivable, restricted deposits for employee benefits, accounts payable and short-term and long-term loans.

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

Notes to the Interim Unaudited Condensed Consolidated Financial Statements

US dollars in thousands (except per share amounts)

Note 9 – Fair Value of Financial Instruments (cont’d)

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

As of September 30, 2019, the Company held approximately $1,905 of short-term bank deposits (as of December 31, 2018, $1,078). As of September 30, 2019 and December 31, 2018, short-term deposits in the amount of $105 and $278, respectively, have been pledged as security in respect of guarantees granted in respect of performance guarantees, loans and credit lines received from a bank and cannot be pledged to others or withdrawn without the consent of the bank.

Note 10 – Equity

A.	Stock option plans

During the nine-month periods ended September 30, 2019 and September 30, 2018, 230,000 and 100,000 options were granted, respectively. The vesting period for the options is three years. The exercise prices for the options that were granted during the nine months ended September 30, 2019 and September 30, 2018, are $0.55 and $1.33, respectively. Those options expire up to five years after the date of grant. Any options which are forfeited or cancelled before expiration become available for future grants under the Company’s option plan. The fair value of each option granted to employees during the nine months ended September 30, 2019 and September 30, 2018 was estimated on the date of grant, using the Black-Scholes model and the following assumptions:

	Nine months ended September 30,
	2019	2018
Expected dividend yield	0%	0%
Expected volatility	79%	80%
Risk-free interest rate	2.07%	1.92%
Expected life - in years	2.44	2.33

On Track Innovations Ltd.

and Subsidiaries

Notes to the Interim Unaudited Condensed Consolidated Financial Statements

US dollars in thousands (except per share amounts)

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

The Company’s options activity (including options to non-employees) during the nine months ended September 30, 2019 and options outstanding and options exercisable as of December 31, 2018 and September 30, 2019, are summarized in the following table:

	Number of options outstanding	Weighted average exercise price per share
Outstanding – December 31, 2018	1,461,000	$1.24

Options granted	230,000	0.55
Options expired or forfeited	(468,669)	1.68
Outstanding – September 30, 2019	1,222,331	0.94

Exercisable as of:
December 31, 2018	855,642	$1.32
September 30, 2019	760,978	$0.96

The weighted average fair value of options granted during the nine months ended September 30, 2019 and during the nine months ended September 30, 2018 is $0.2 and $0.65, respectively, per option. The aggregate intrinsic value of outstanding options as of September 30, 2019 and December 31, 2018 is approximately zero and $6, respectively. The aggregate intrinsic value of exercisable options as of September 30, 2019 and December 31, 2018 is approximately zero and $4, respectively.

On Track Innovations Ltd.

and Subsidiaries

Notes to the Interim Unaudited Condensed Consolidated Financial Statements

US dollars in thousands (except per share amounts)

Note 10 – Equity (cont’d)

A.	Stock option plans (cont’d)

The following table summarizes information about options outstanding and exercisable (including options to non-employees) as of September 30, 2019:

	Options outstanding			Options exercisable
	Number	Weighted		Number	Weighted
	Outstanding	average	Weighted	Outstanding	average	Weighted
	as of	remaining	Average	As of	remaining	Average
Range of	September 30,	contractual	Exercise	September 30,	contractual	Exercise
exercise price ($)	2019	life (years)	Price	2019	life (years)	Price
0.44- 0.90	643,000	1.78	$0.69	420,000	0.31	$0.74
1.07-1.68	579,331	2.2	$1.21	340,978	1.75	$1.24
	1,222,331	1.98		760,978	0.96

As of September 30, 2019, there was approximately $114 of total unrecognized compensation cost related to non-vested stock-based compensation arrangements. That cost is expected to be recognized over a weighted-average period of approximately 1.05 years.

During the three months ended September 30, 2019 and September 30, 2018, the Company recorded stock-based compensation expenses in the amount of $6 and $65, respectively, in accordance with ASC 718, “Compensation-Stock Compensation.”

During the nine months ended September 30, 2019 and September 30, 2018, the Company recorded stock-based compensation expenses in the amount of $96 and $180, respectively, in accordance with ASC 718, “Compensation-Stock Compensation.”

B.	Warrants

1.	During the nine months ended September 30, 2019, no warrants expired or were exercised into ordinary shares.
2.	As of September 30, 2019, there are remaining 40,000 outstanding warrants issued to one of the Company’s consultants during 2016 with a per share exercise price of $0.95. The warrants expire during November 2019.

C.	Stock options and warrants in the amounts of 1,262,331 and 1,398,666 outstanding as of the nine months ended September 30, 2019 and 2018, respectively, have been excluded from the calculation of the diluted net loss per ordinary share because all such securities have an anti-dilutive effect for all periods presented.

D.	Shares to non-employees

During the nine months ended September 30, 2019 and September 30, 2018, the Company issued 30,000 and 80,000 ordinary shares, respectively, to its consultants. The expenses that are recognized due to those grants are immaterial and are presented within ‘stock-based compensation’ in the statement of changes in equity for the nine months ended September 30, 2019 and September 30, 2018.

On Track Innovations Ltd.

and Subsidiaries

Notes to the Interim Unaudited Condensed Consolidated Financial Statements

US dollars in thousands (except per share amounts)

Note 11 – Operating segments

For the purposes of allocating resources and assessing performance in order to improve profitability, the Company’s chief operating decision maker (“CODM”) examines two segments which are the Company’s strategic business units: (1) Retail and Mass Transit Ticketing; and (2) Petroleum.

Information regarding the results of each reportable segment is included below based on the internal management reports that are reviewed by the CODM.

	Three months ended September 30, 2019
	Petroleum	Retail and Mass Transit Ticketing	Consolidated

Revenues	$929	$2,936	$3,865
Reportable segment gross profit *	310	1,585	1,895
Reconciliation of reportable segment gross profit to gross profit for the period
Depreciation			(190)
Stock-based compensation			(1)
Gross profit for the period in the consolidated financial statement			$1,704

	Three months ended September 30, 2018 **
	Petroleum	Retail and Mass Transit Ticketing	Consolidated

Revenues	$1,317	$4,782	$6,099
Reportable segment gross profit *	682	2,750	3,432
Reconciliation of reportable segment gross profit to gross profit for the period
Depreciation			(202)
Stock-based compensation			(1)
Gross profit for the period in the consolidated financial statement			$3,229

On Track Innovations Ltd.

and Subsidiaries

Notes to the Interim Unaudited Condensed Consolidated Financial Statements

US dollars in thousands (except per share amounts)

Note 11 – Operating segments (cont’d)

	Nine months ended September 30, 2019
	Petroleum	Retail and Mass Transit Ticketing	Consolidated

Revenues	$2,388	$8,606	$10,994
Reportable segment gross profit *	1,106	5,206	6,312
Reconciliation of reportable segment gross profit to profit for the period
Depreciation			(588)
Stock-based compensation			(3)
Gross profit for the period in the consolidated financial statement			$5,721

	Nine months ended September 30, 2018 **
	Petroleum	Retail and Mass Transit Ticketing	Consolidated

Revenues	$3,942	$13,408	$17,350
Reportable segment gross profit *	2,000	7,628	9,628
Reconciliation of reportable segment gross profit to profit for the period
Depreciation			(626)
Stock-based compensation			(3)
Gross profit for the period in the consolidated financial statement			$8,999

*	Gross profit as reviewed by the CODM, represents gross profit, adjusted to exclude depreciation and stock-based compensation.

**	Reclassified to conform with the current period presentation, see Note 1C(2).

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward - Looking Statements

The statements contained in this Quarterly Report on Form 10-Q, or Quarterly Report, that are not historical facts are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 and other federal securities laws. Such forward-looking statements may be identified by, among other things, the use of forward-looking terminology such as “believes,” “intends,” “plans”, “expects,” “may,” “will,” “should,” or “anticipates” or the negative thereof or other variations thereon or comparable terminology, and similar expressions are intended to identify forward-looking statements. We remind readers that forward-looking statements are merely predictions and therefore are inherently subject to uncertainties and other factors and involve known and unknown risks that could cause the actual results, performance, levels of activity, or our achievements, or industry results, to be materially different from any actual future results, performance, levels of activity, or our achievements, or industry results, expressed or implied by such forward-looking statements. Such forward-looking statements may appear in this Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” as well as elsewhere in this Quarterly Report and include, among other statements, statements regarding the following:

●	the expected development and potential benefits from our existing or future products or our intellectual property, or IP;

●	changes in generation of revenues from licensing, transaction fees and/or other arrangements;

●	future sources of revenue, ongoing relationships with current and future business partners, distributors, suppliers, customers, end-user customers and resellers;

●	our intention to generate additional recurring revenues, licensing and transaction fees;

●	future costs and expenses and adequacy of capital resources;

●	our expectations regarding our short-term and long-term capital requirements;

●	our intention to continue to invest in research and development;

●	changes to our leadership team;

●	our outlook for the coming months; and

●	information with respect to any other plans and strategies for our business.

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

Our field-proven suite of cashless payment solutions is based on an extensive IP portfolio including registered patents and patent applications worldwide. Since our incorporation in 1990, we have built reputation internationally for reliability and innovation, deploying a large number of solutions for the unattended retail, mass transit, banking, medical and petroleum industries.

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

Three months ended September 30, 2019, compared to the three months ended September 30, 2018

Sources of Revenue

We have historically derived a substantial majority of our revenues from the sale of our products, including both complete systems and original equipment manufacturer components and also less significantly, from engineering services, customer services and technical support. In addition, we generate revenues from licensing and transaction fees. During the three months ended September 30, 2019 and September 30, 2018, the revenues that we derived from sales and licensing and transaction fees were as follows (in thousands):

	Three months ended September 30,
	2019	2018
Sales	$2,631	$4,760
Licensing and transaction fees	$1,234	$1,339
Total revenues	$3,865	$6,099

Sales. Sales decreased by $2.1 million, or 45%, in the three months ended September 30, 2019, compared to the three months ended September 30, 2018. The decrease is mainly attributed to a decrease in Retail and Mass Transit Ticketing segment sales of our products in Japan and sales of readers in Europe and to a decrease in Petroleum products in the United States, partially offset by an increase in sales of readers in the United States.

Licensing and transaction fees. Licensing and transaction fees include single and periodic payments for distribution rights for our products as well as licensing our IP rights to third parties. Transaction fees are paid by customers based on the volume of transactions processed by systems that contain our products. Our licensing and transaction fees in the three months ended September 30, 2019, compared to the three months ended September 30, 2018, decreased by $105,000, or 8%. The decrease is mainly attributed to a decrease in our licensing and transaction fees in Europe.

We have historically derived revenues from different geographical areas. The following table sets forth our revenues, by dollar amount (in thousands) and as a percentage of quarterly revenues in different geographical areas, in the three months ended September 30, 2019 and September 30, 2018:

Three months ended September 30,	Africa		Europe		APAC		Americas
2019	$492	13%	$1,714	44%	$214	6%	$1,445	37%
2018	$618	10%	$2,517	41%	$1,548	26%	$1,416	23%

Our revenues from sales in Africa decreased by $126,000, or 20%, in the three months ended September 30, 2019, compared to the three months ended September 30, 2018, mainly due to a decrease in sales of Petroleum products.

Our revenues from sales in Europe decreased by $803,000, or 32%, in the three months ended September 30, 2019, compared to the three months ended September 30, 2018, mainly due to a decrease of sales of readers and to a lesser extent to a decrease of licensing and transaction fees.

Our revenues from sales in Asia-Pacific region, or APAC, decreased by $1.3 million, or 86%, in the three months ended September 30, 2019, compared to the three months ended September 30, 2018, mainly due to a decrease in sales of our Uno Plus and GoBox products in Japan.

Our revenues from sales in Americas in the three months ended September 30, 2019, compared to the three months ended September 30, 2018, remained consistent mainly due to an increase in sales of readers in our Retail and Mass Transit Ticketing segment offset by a decrease in Petroleum products.

Our revenues derived from outside the United States are primarily received in currencies other than the U.S. dollar and accordingly have a varying impact upon our total revenues as a result of fluctuations in exchange rates.

The following table sets forth our revenues by dollar amount (in thousands) and as a percentage of revenues by segments, during the three months ended September 30, 2019 and September 30, 2018:

Three months ended September 30,	Retail and Mass Transit Ticketing		Petroleum
2019	$2,935	76%	$930	24%
2018	$4,781	78%	$1,318	22%

Our revenues from Retail and Mass Transit Ticketing in the three months ended September 30, 2019, decreased by $1.8 million, or 39%, compared to the three months ended September 30, 2018, mainly attributed to a decrease in sales in Japan and a decrease in sales of readers in Europe, partially offset by an increase in sales of readers in the United States.

Our revenues in the three months ended September 30, 2019, from Petroleum decreased by $389,000, or 30%, compared to the three months ended September 30, 2018, mainly due to a decrease in sales of Petroleum products in the United States.

Cost of Revenues and Gross Margin

Our cost of revenues, presented by gross profit and gross margin percentage, in the three months ended September 30, 2019 and September 30, 2018, were as follows (dollar amounts in thousands):

Cost of revenues	Three months ended September 30,
	2019	2018

Cost of sales	$2,161	$2,870
Gross profit	$1,704	$3,229
Gross margin percentage	44%	53%

Cost of sales.  Cost of sales consists primarily of materials, as well as salaries, fees to subcontractors and related costs of our technical staff that assemble our products. The decrease of $709,000, or 25%, in the three months ended September 30, 2019, compared to the three months ended September 30, 2018, resulted primarily from a decrease in sales and as a result of inventory adjustments.

Gross margin. The decrease in gross margin in the three months ended September 30, 2019, compared to the three months ended September 30, 2018, is mainly attributed to inventory adjustments and to a change in our revenue mix.

Operating expenses

Our operating expenses in the three months ended September 30, 2019 and September 30, 2018, were as follows (in thousands):

Operating expenses	Three months ended September 30,
	2019	2018
Research and development	$840	$765
Selling and marketing	$1,193	$1,591
General and administrative	$1,070	$1,099
Other (gain) expenses, net	$(335)	$-
Total operating expenses	$2,768	$3,455

Research and development.  Our research and development expenses consist primarily of the salaries and related expenses of our research and development staff, as well as subcontracting expenses. The increase of $75,000, or 10%, in the three months ended September 30, 2019, compared to the three months ended September 30, 2018, is primarily attributed to an increase in subcontractor expenses.

Selling and marketing.  Our selling and marketing expenses consist primarily of salaries and substantially all of the expenses of our sales and marketing subsidiaries and offices in the United States, South Africa and Europe, as well as expenses related to advertising, professional expenses and participation in exhibitions and tradeshows. The decrease of $399,000, or 25%, in the three months ended September 30, 2019, compared to the three months ended September 30, 2018, is primarily attributed to a decrease in marketing and advertising expenses and to a lesser extent to a decrease in employment expenses.

General and administrative.  Our general and administrative expenses consist primarily of salaries and related expenses of our executive management and financial and administrative staff. These expenses also include costs of our professional advisors (such as legal and accounting), office expenses and insurance. Our general and administrative expenses in the three months ended September 30, 2019, compared to the three months ended September 30, 2018, is primarily attributed to a capital gain from the sale of a building by our South African subsidiary.

Other (gain) expenses, net. Our other (gain) expenses, net, are primarily attributed to a capital gain from the sale of a building by our South African subsidiary.

Financing expenses, net

Our financing expenses, net, in the three months ended September 30, 2019 and September 30, 2018, were as follows (in thousands):

	Three months ended September 30,
	2019	2018
Financing expenses, net	$(93)	$(2)

Financing expenses consist primarily of interest payable on bank loans, bank commissions and foreign exchange losses. Financing income consists primarily of foreign exchange gains and interest earned on investments in short-term deposits. The decrease in financing expenses, net in the three months ended September 30, 2019, compared to the three months ended September 30, 2018, of $91,000, is mainly attributed to exchange rate differentials.

Net loss from continuing operations

Our net loss from continuing operations in the three months ended September 30, 2019 and September 30, 2018, was as follows (in thousands):

	Three months ended September 30,
	2019	2018
Net loss from continuing operations	$(1,174)	$(226)

The decrease in the net loss from continuing operations of $948,000, in the three months ended September 30, 2019, compared to the three months ended September 30, 2018, is mainly due to a decrease in our sales, partially offset by a decrease in our operating expenses, as described above.

Net (loss) income from discontinued operations

Our net (loss) income from discontinued operations in the three months ended September 30, 2019 and September 30, 2018, was as follows (in thousands):

	Three months ended September 30,
	2019	2018
Net (loss) income from discontinued operations	$(36)	$42

The results from these operations for the reporting periods are presented in the statements of operations as discontinued operations separately from continuing operations. The change of $78,000 in the three months ended September 30, 2019, compared to the three months ended September 30, 2018, is mainly due to income related to the MediSmart activity in 2018.

Net loss

Our net loss in the three months ended September 30, 2019 and September 30, 2018, was as follows (in thousands):

	Three months ended September 30,
	2019	2018
Net (loss) income	$(1,210)	$(184)

The increase in net loss of $1.0 million in the three months ended September 30, 2019, compared to the three months ended September 30, 2018, is primarily due to a decrease in our sales, partially offset by a decrease in our operating expenses, as described above.

Nine months ended September 30, 2019, compared to the nine months ended September 30, 2018

Sources of Revenue

During the nine months ended September 30, 2019 and September 30, 2018, the revenues that we derived from sales and licensing and transaction fees were as follows (in thousands):

	Nine months ended September 30,
	2019	2018
Sales	$7,286	$13,353
Licensing and transaction fees	$3,708	$3,997
Total revenues	$10,994	$17,350

Sales. Sales decreased by $6.0 million, or 45%, in the nine months ended September 30, 2019, compared to the nine months ended September 30, 2018. The decrease is mainly attributed to a decrease in sales of readers and Petroleum products in the United States and to sales in Japan.

Licensing and transaction fees. Our licensing and transaction fees in the nine months ended September 30, 2019, compared to the nine months ended September 30, 2018, decreased by $289,000, or 7%. The decrease is mainly attributed to a decrease in our licensing and transaction fees in Europe.

We have historically derived revenues from different geographical areas.  The following table sets forth our revenues (in thousands) and as a percentage of revenues in different geographical areas, in the nine months ended September 30, 2019 and September 30, 2018:

Nine months ended September 30,	Africa		Europe		APAC		Americas
2019	$1,527	14%	$5,633	51%	$880	8%	$2,954	27%
2018	$1,859	11%	$6,313	36%	$2,794	16%	$6,384	37%

Our revenues from sales in Africa decreased by $332,000, or 18%, in the nine months ended September 30, 2019, compared to the nine months ended September 30, 2018, mainly due to a decrease in sales of Petroleum products.

Our revenues from sales in Europe decreased by $680,000, or 11%, in the nine months ended September 30, 2019, compared to the nine months ended September 30, 2018, mainly due to a decrease in our licensing and transaction fees and to a lesser extent to a decrease in sales of readers.

Our revenues from sales in APAC decreased by $1.9 million, or 69%, in the nine months ended September 30, 2019, compared to the nine months ended September 30, 2018, mainly due to a decrease in sales in the Japanese market.

Our revenues from sales in Americas decreased by $3.4 million, or 54%, in the nine months ended September 30, 2019, compared to the nine months ended September 30, 2018, mainly due to a decrease in sales of readers to the U.S. market that we believe was derived from new tariffs that were presented by the U.S. administration on goods imported from China to the U.S. market and to a decrease in sales of Petroleum products in Americas. As a result of the above mentioned tariffs, we have relocated our production from China to the Philippines.

Our revenues derived from outside the United States are primarily received in currencies other than the U.S. dollar and accordingly have a varying impact upon our total revenues as a result of fluctuations in exchange rates.

The following table sets forth our revenues (in thousands) and as a percentage of revenues by segments, during the nine months ended September 30, 2019 and September 30, 2018:

Nine months ended September 30,	Retail and Mass Transit Ticketing		Petroleum
2019	$8,605	78%	$2,389	22%
2018	$13,407	77%	$3,943	23%

Our revenues from Retail and Mass Transit Ticketing in the nine months ended September 30, 2019, decreased by $4.8 million, or 36%, compared to the nine months ended September 30, 2018, mainly attributed to a decrease in sales of readers in the United States and a decrease in sales in Japan.

Our revenues in the nine months ended September 30, 2019, from Petroleum decreased by $1.6 million, or 39%, compared to the nine months ended September 30, 2018, mainly due to a decrease in Petroleum products in the United States.

Cost of Revenues and Gross Margin

Our cost of revenues, presented by gross profit and gross margin percentage, in the nine months ended September 30, 2019 and September 30, 2018, were as follows (in thousands):

Cost of revenues	Nine months ended September 30,
	2019	2018

Cost of sales	$5,273	$8,351
Gross profit	$5,721	$8,999
Gross margin percentage	52%	52%

Cost of sales. The decrease of $3.1 million, or 37%, in the nine months ended September 30, 2019, compared to the nine months ended September 30, 2018, resulted primarily from a decrease in sales.

Gross margin. Our gross margin in the nine months ended September 30, 2019, compared to the nine months ended September 30, 2018, remained consistent.

Operating expenses

Our operating expenses in the nine months ended September 30, 2019 and September 30, 2018, were as follows (in thousands):

Operating expenses	Nine months ended September 30,
	2019	2018
Research and development	$2,528	$2,391
Selling and marketing	$3,798	$4,700
General and administrative	$3,081	$3,001
Other (gain) expenses, net	$(335)	$70
Total operating expenses	$9,072	$10,162

Research and development. The increase of $137,000, or 6%, in the nine months ended September 30, 2019, compared to the nine months ended September 30, 2018, is primarily attributed to an increase in subcontractor expenses, partially offset by a decrease in employment expenses.

Selling and marketing. The decrease of $902,000, or 19%, in the nine months ended September 30, 2019, compared to the nine months ended September 30, 2018, is primarily attributed to a decrease in employment expenses and to a lesser extent to a decrease in marketing and advertising expenses.

General and administrative. Our general and administrative expenses in the nine months ended September 30, 2019, compared to the nine months ended September 30, 2018, remained consistent.

Other (gain) expenses, net. The change of $405,000 in the nine months ended September 30, 2019, compared to the nine months ended September 30, 2018, is mainly due to a capital gain from the sale of a building by our South African subsidiary.

Financing expenses, net

Our financing expenses, net, in the nine months ended September 30, 2019 and September 30, 2018, were as follows (in thousands):

	Nine months ended September 30,
	2019	2018
Financing expenses, net	$(199)	$(129)

The increase of financing expenses, net in the nine months ended September 30, 2019, compared to the nine months ended September 30, 2018, of $70,000, or 54%, is mainly attributed to exchange rate differentials, partially offset by a decrease in interest expenses of our short-term and long-term bank loans.

Net loss from continuing operations

Our net loss from continuing operations in the nine months ended September 30, 2019 and September 30, 2018, was as follows (in thousands):

	Nine months ended September 30,
	2019	2018
Net loss from continuing operations	$(3,575)	$(1,025)

The increase in net loss from continuing operations of $2.6 million, or 249%, in the nine months ended September 30, 2019, compared to the nine months ended September 30, 2018, is mainly due to a decrease in our sales, partially offset by a decrease in our operating expenses, as described above.

Net (loss) income from discontinued operations

Our net (loss) income from discontinued operations in the nine months ended September 30, 2019 and September 30, 2018, was as follows (in thousands):

	Nine months ended September 30,
	2019	2018
Net (loss) income from discontinued operations	$(279)	$228

The results from these operations for the reporting periods are presented in the statements of operations as discontinued operations separately from continuing operations. The change in the discontinued operations results of $507,000 in the nine months ended September 30, 2019, compared to the nine months ended September 30, 2018 is mainly attributed to the MediSmart activity in 2018 and in a lesser amount expenses related to SmartID divestiture in 2019.

Net income

Our net income in the nine months ended September 30, 2019 and September 30, 2018, was as follows (in thousands):

	Nine months ended September 30,
	2019	2018
Net (loss) income	$(3,854)	$(797)

The increase in net loss of $3.1 million, in the nine months ended September 30, 2019, compared to the nine months ended September 30, 2018, is primarily due to a decrease in our sales and an increase in net loss from discontinued operations, partially offset by a decrease in our operating expenses, as described above.

Liquidity and Capital Resources

Our principal sources of liquidity since our inception have been sales of our products and services, sales of equity securities, borrowings from banks, cash from the exercise of options and warrants and proceeds from divestiture of parts of our businesses. We had cash, cash equivalents and short-term investments representing bank deposits of $5.3 million as of September 30, 2019 (of which an amount of $105,000 has been pledged as security in respect of performance guarantees granted to third parties, loans and credit lines received from a bank), and $5.9 million as of December 31, 2018 (of which an amount of $278,000 had then been pledged as security in respect of performance guarantees granted to third parties, loans and credit lines received from a bank).  We believe that we have sufficient capital resources to fund our operations in the next 12 months. We are looking for additional resources of capital, including investment in our equity securities and loans, to finance our operations.  As of September 30, 2019, our long-term bank loans are denominated in South African Rand ($26,000, with maturity dates ranging from 2019 through 2023).

In March 2019, OTI Petrosmart (Pty), Ltd., our South African subsidiary, or Petrosmart, entered into an agreement pursuant to which Petrosmart agreed to sell its head office in Cape Town, South Africa, to a third party for a consideration of Rand 15,500,000 (approximately $1.1 million), and Petrosmart agreed to lease back this building for its current operations. The sale was completed, and the operating lease commenced during the third quarter of 2019.

Our composition of long-term loans as of September 30, 2019, was as follows (in thousands):

September 30, 2019
Long-term loans	$34
Less - current maturities	8
$26

Our and certain of our subsidiaries’ manufacturing facilities and certain equipment have been pledged as security in respect of a loan received from a bank. As of September 30, 2019, our short-term deposits in the amount of $105,000 have been pledged as security in respect of guarantees granted to third parties, loans and credit lines received from a bank. Such deposits cannot be pledged to others or withdrawn without the consent of the bank.

As of September 30, 2019, we granted guarantees to third parties including performance guarantees and guarantees to secure customer advances in the sum of $387,000. The expiration dates of the guarantees range from April 2020 to September 2021.

Operating activities related to continuing operations

For the nine months ended September 30, 2019, net cash used in continuing operating activities was $1.9 million, primarily due to a $879,000 increase in inventory, a $585,000 decrease in other current liabilities, a $328,000 gain on sale of property and equipment, a $48,000 decrease in accrued interest and a $25,000 decrease in deferred tax liability, partially offset by a $1.6 million decrease in trade receivables, a $951,000 of depreciation expenses, a $506,000 increase in trade payables, a $395,000 decrease in other receivables and prepaid expenses, a $96,000 expense due to stock-based compensation issued to employees and a $66,000 change in accrued severance pay, net.

For the nine months ended September 30, 2018, net cash provided by continuing operating activities was $56,000, primarily due to a $1.4 million decrease in trade receivables, $978,000 of depreciation expenses and a $180,000 expense due to stock-based compensation issued to employees, partially offset by a $381,000 increase in inventory, a $360,000 decrease in deferred tax liability, a $263,000 decrease in trade payables, a $255,000 increase in other receivables and prepaid expenses, a $151,000 decrease in other current liabilities, a $25,000 gain on sale of property and equipment and a $19,000 change in accrued severance pay, net.

Operating activities related to discontinued operations

For the nine months ended September 30, 2019, net cash used in discontinued operating activities was $1.4 million, mainly related to the dispute regarding Merwell Inc. related to the SmartID division.

For the nine months ended September 30, 2018, net cash provided by discontinued operating activities was $836,000, related to the SmartID division and previous parking business.

Investing and financing activities related to continuing operations

For the nine months ended September 30, 2019, net cash used in continuing investing activities was $455,000, mainly due to $978,000 in proceeds of short-term investments, $433,000 of purchases of property and equipment and $156,000 investment in capitalized product costs, partially offset by $1.1 million in proceeds from the sale of property and equipment and $10,000 in proceeds from restricted deposits for employee benefits.

For the nine months ended September 30, 2018, net cash provided by continuing investing activities was $696,000, mainly due to $1.2 million of short-term investments, $52,000 in proceeds from the sale of property and equipment and $8,000 in proceeds from restricted deposits for employee benefits, partially offset by $467,000 purchases of property and equipment and $92,000 investment in capitalized product costs.

For the nine months ended September 30, 2019, net cash provided by continuing financing activities was $2.4 million, mainly due to a $2.6 million increase in short-term bank credit, partially offset by a repayment of $261,000 of long-term bank loans.

For the nine months ended September 30, 2018, net cash used in continuing financing activities was $4.4 million, mainly due to a $3.4 million decrease in short-term bank credit and a repayment of $979,000 of long-term bank loans, partially offset by proceeds of $34,000 from the exercise of options.

In addition, on May 24, 2019, ASEC S.A. (Spolka Akcyjna), or, the Subsidiary, a wholly-owned Polish subsidiary of the Company, entered into a loan agreement, or the Agreement, with PKO Bank Polski, a Polish bank, or the Lender. The Agreement provides that the Lender will grant an overdraft facility to the Subsidiary in the amount of $2,000,000, or the Loan Commitment. On May 24, 2019, or, the Lender loaned to the Subsidiary the full amount of the Loan Commitment, secured by certain assets of the Subsidiary, or the Secured Loan. The Secured Loan matures on May 23, 2020. The Secured Loan will be payable in full on maturity (with option of early repayment from the Subsidiary side) and the interest will be paid on a monthly basis. The Secured Loan bears interest at an annual interest rate based on 1-month LIBOR plus a margin of 1.8%, or currently approximately 3.8% in total. The Agreement includes customary events of default, including, among others, failures to repay any amounts due to the Lender, breaches or defaults under the terms of the Agreement, etc. If an event of default occurs, the Lender may reduce the amount of the Secured Loan, demand an additional security or terminate the Agreement.

Investing and financing activities related to discontinued operations

We had no cash flows provided by or used in discontinued investing or financing activities in the nine months ended September 30, 2019 and September 30, 2018.

Off Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures - Our management, including our Interim Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, are responsible for establishing and maintaining our disclosure controls and procedures (within the meaning of Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended, or Exchange Act). These controls and procedures are designed to ensure that information required to be disclosed in the reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information was made known to our management, including our CEO and CFO, by others within the Company, as appropriate to allow timely decisions regarding required disclosure. We evaluated these disclosure controls and procedures under the supervision of our CEO and CFO as of September 30, 2019. Based upon that evaluation, our management, including our CEO and CFO, concluded that our disclosure controls and procedures are effective as of such date.

Changes in Internal Control Over Financial Reporting - There has been no change in our internal control over financial reporting during the quarter ended September 30, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

In June 2013, prior to our divestiture of our SmartID division, Merwell Inc., or Merwell, filed a claim against us before an agreed-upon arbitrator alleging breach of contract in connection with certain commissions claimed to be owed to Merwell with respect to the division’s activities in Tanzania. These activities, along with all other activities of the SmartID division were later assigned to and assumed by SuperCom Ltd., or SuperCom, in its purchase of the division. SuperCom undertook to indemnify us and hold us harmless against any liabilities we may incur in connection with Merwell’s consulting agreement and the arbitration. An arbitration decision was issued on February 21, 2016, awarding Merwell $854,912 for outstanding commissions and ordering the Company to provide further financial details that might result in additional payments to Merwell. The arbitration decision had been appealed by SuperCom (on behalf of the Company) but the appeal was denied. In order to collect the award, Merwell filed a motion against the Company and on January 7, 2019 the Nazareth District Court issued a judgment requiring the Company to pay Merwell an amount of NIS 5,078,581 (approximately $1,370,000). On January 8, 2019, we paid Merwell such amount. As mentioned above, based on the agreement with SuperCom (which was granted an effect of a court judgment), we deem SuperCom to be liable for all the costs and liabilities arising out of this claim. On February 17, 2019, we initiated an arbitration process, or the Arbitration, to collect from SuperCom the amount paid to Merwell which SuperCom failed to pay, and to assure that SuperCom will pay any additional amounts, if required in the future. On March 26, 2019, SuperCom filed a petition to the Tel-Aviv District Court, asking to order that the dispute will be conducted in Court and not in arbitration. On October 29, 2019, a hearing was conducted in court regarding SuperCom’s petition, and at the end of the hearing, following the court’s recommendation, SuperCom agreed to withdraw its petition. As a result, the court gave a verdict ordering that the Arbitration will continue. On the same day, the Company approached the arbitrator, asking to renew the Arbitration, and on October 30, 2019 the arbitrator scheduled a preliminary hearing.

On June 12, 2019, Merwell submitted a complementary claim against the Company in arbitration, with respect to the additional financial details that Merwell claims that the Company was ordered to provide according to the arbitration verdict from February 21, 2016, and additional payments that Merwell claims that the Company is obligated to pay Merwell. The said financial details refer to the quantity of smart driving licenses that Merwell claims were issued in the later period of a project in Tanzania in which Merwell claims to have provided services to the Company. Merwell claims that despite the Company’s failure to provide the details, Merwell obtained the details independently from other sources, and they indicate that the Company is obligated to pay Merwell an additional amount of $1,618,792. The Company rejects the details that were presented by Merwell and their validity, and also raised preliminary claims that this matter cannot be determined in arbitration, but only in court, since the relevant data is held by SuperCom, who is not a party to the arbitration agreement with Merwell, but issued the licenses in the relevant period and therefore is a necessary party to the dispute. The Company filed an application to the arbitrator, and on August 8, 2019, the arbitrator determined that the Company’s procedural claims should be heard and determined in court. Following that decision, on September 8, 2019, the Company filed a petition to the Tel-Aviv District Court, asking it to order that Merwell’s claims in the complementary procedure will be heard in court and not in arbitration. On October 22, 2019, Merwell submitted its response to the court. As of the date of this report, a hearing in the petition has not yet scheduled.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

In February 2019, the Company issued to MZHCI LLC 30,000 Ordinary Shares of the Company for fully performed services provided to the Company. We issued these shares pursuant to an exemption from registration contained in Section 4(a)(2) of the Securities Act of 1933, as amended.

Item 5. Other Information.

As reported on the Company’s Current Report on Form 8-K filed on September 30, 2019, the proposal to amend the Amended and Restated Compensation Policy of the Company, or the Compensation Policy, was not approved by the general meeting of shareholders of the Company, or the General Meeting, as the proposal did not receive the requisite majority required under the Israeli Companies Law, or the Companies Law. Notwithstanding the above, under the Companies Law, the board of directors of a company has the right to overrule the resolution of the general meeting of the company’s shareholders to not approve proposed changes to the company’s compensation policy, if certain conditions are being met. Accordingly, and pursuant to the Companies Law, on November 5, 2019, the Company’s board of directors, or the Board, approved the same proposed amendments to the Compensation Policy, as were included in the Company’s Definitive Proxy Statement filed on August 23, 2019. Prior to such approval, the Compensation Committee of the Company and thereafter the Board, discussed the suggested amendments to the Compensation Policy, and determined that notwithstanding the outcome of the General Meeting, the approval of the amendments to the Compensation Policy is in the Company’s best interest.

Item 6. Exhibits.

3.1	Amended and Restated Articles of Incorporation (incorporated by reference to the Company’s Report on Form 6-K filed with the SEC on October 31, 2013).
3.2	Memorandum of Association, dated February 14, 1990 (incorporated by reference to the Company’s Registration Statement on Form F-1, filed with the SEC on June 14, 2002).
10.1*	Amendment to Personal Employment Contract, dated September 30, 2019, by and between the Company and Mr. Assaf Cohen.
10.2	Employment Agreement, dated November 5, 2019, by and between the Company and Mr. Yehuda Holtzman (incorporated by reference to the Company’s Report on Form 8-K filed with the SEC on November 6, 2019).
10.3	Amended and Restated Executive Compensation Policy (incorporated by reference to the Company’s proxy statement on Schedule 14A filed with the SEC on August 23, 2019).
31.1*	Rule 13a-14(a) Certification of Interim Chief Executive Officer and Chief Financial Officer.
32.1**	Certification of Interim Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350.
101 *	The following materials from our Quarterly Report on Form 10-Q for the quarter ended September 30, 2019 formatted in XBRL (eXtensible Business Reporting Language): (i) the Interim Condensed Consolidated Balance Sheets, (ii) the Interim Condensed Consolidated Statements of Operations, (iii) the Interim Condensed Consolidated Statements of Comprehensive (Loss) Income, (iv) the Interim Condensed Statements of Changes in Equity, (v) the Interim Condensed Consolidated Statements of Cash Flows, and (vi) the Notes to Interim Condensed Consolidated Financial Statements, tagged as blocks of text and in detail.

*	Filed herewith.

**	Furnished herewith.

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
Dated: November 13, 2019