Form 10-K
period 2019-12-31
ON TRACK INNOVATIONS LTD
filed 2020-03-24
CIK 1021604

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to ________________

Commission file number 000-49877

ON TRACK INNOVATIONS LTD.
(Exact name of registrant as specified in its charter)

Israel	N/A
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Hatnufa 5, Yokneam Industrial Zone Box 372, Yokneam, Israel	2069200
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: + 972-4-6868000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
None

Securities registered pursuant to Section 12(g) of the Act:

Ordinary Shares, par value NIS 0.10 per share
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked prices of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $17,797,138. The number of shares of the registrant’s Ordinary Shares outstanding on March 16, 2020, was 47,824,377.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Definitive Proxy Statement, filed with the Securities and Exchange Commission on March 10, 2020 pursuant to Regulation 14A in connection with the Extraordinary General Meeting of Shareholders of On Track Innovations Ltd., or the Proxy Statement, are incorporated by reference in Part III of this report.

In this annual report, unless otherwise specified, all dollar amounts are expressed in United States dollars. In Note 2B to our consolidated financial statements, we explain the method of exchange rate calculations which we use.

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

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

The statements contained in this Annual Report on Form 10-K, or Annual Report, that are not historical facts are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 and other federal securities laws. Such forward-looking statements may be identified by, among other things, the use of forward-looking terminology such as “believes,” “intends,” “plans” “expects,” “may,” “will,” “should,” "estimate," "likely," "foresee," or “anticipates” or the negative thereof or other variations thereon or comparable terminology, and similar expressions are intended to identify forward-looking statements. We remind readers that forward-looking statements are merely predictions and therefore are inherently subject to uncertainties and other factors and involve known and unknown risks that could cause the actual results, performance, levels of activity, or our achievements, or industry results, to be materially different from any actual future results, performance, levels of activity, or our achievements, or industry results, expressed or implied by such forward-looking statements. Such forward-looking statements may appear in Item 1 – “Business” and Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” as well as elsewhere in this Annual Report and include, among other statements, statements regarding the following:

●	our expectations regarding the growth of the near-field communication, or NFC, market;

●	the expected development and potential benefits of our existing or future products or our intellectual property, or IP;

●	our intention to increase the generation of revenues from licensing, transaction fees and/or other arrangements;

●	future sources of revenue, ongoing relationships with current and future business partners, distributors suppliers, customers, end-user customers and resellers;

●	our intention to generate additional recurring revenues, license and transaction fees;

●	future costs and expenses and adequacy of capital resources;

●	our intention to continue to expand our market presence via strategic partnerships around the globe;

●	our expectations that revenues from our business will grow in the next years, and the expected reasons for that growth;

●	our expectations regarding our short-term and long-term capital requirements;

●	our intention to continue to invest in research and development;

●	our outlook for the coming months;

●	information with respect to any other plans and strategies for our business; and

●	our belief that our updated strategy will enable us to realize our potential and resume our growth, and ultimately create shareholder value.

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

Our IP portfolio includes registered patents and patent applications worldwide. Since our incorporation in 1990, we have built an international reputation for reliability and innovation, deploying many solutions for unattended retail, mass transit, banking, Internet of Payment Things, or IoPT, and the petroleum management industries.

We operate a global network of regional offices, distributors and partners to support various solutions deployed across the globe.

We focus on our core business of providing innovative cashless payment solutions based, among other things, on our innovative contactless NFC technology.

We were incorporated under the laws of the State of Israel on February 15, 1990, under the name of De-Bug Innovations Ltd., with unlimited duration. Our name was changed to On Track Innovations Ltd. on July 8, 1991. We are registered with the Israeli Registrar of Companies, under registration number 52-004286-2 and our Ordinary Shares are quoted on the OTCQX® market, or OTCQX, under the symbol OTIVF.

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

EasyFuel Plus® is OTI’s scalable automated fuel management and payment solution aimed at ensuring that the right amount of the right type of fuel is dispensed into the right vehicle. Wireless, cashless, cardless and paperless, EasyFuel Plus® is based on OTI’s state of the art NFC compatible contactless smart card technology platform, providing customers with maximum flexibility and security.

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

The EasyFuel Plus® solution can also be leveraged to address the needs of private motorists by automating the refueling process and serving as a platform for loyalty schemes.

In order to expedite and maintain the most up-to-date integration to EasyFuel Plus®, we utilize our VIS software application, which is hosted on our VIS Site Controller (a combined hardware and software controller). The VIS application controls all aspects of the Automatic Vehicle Identification (AVI) hardware and software, along with implementing support for the pump controller’s third-party interface specification. Referred to as the "Universal Integration Approach”, this is a differentiating feature of OTI PetroSmart’s offering.

As a service provider to leading oil companies in respect of their respective AVI programs, OTI PetroSmart has developed a back-office suite over the years to automate a wide range of processes and to provide tools for management of installation, maintenance, and reporting services.

OTI PetroSmart has introduced GOSTrack, which provides all the benefits of its enhanced fuel management solution: GOSFuel, along with powerful vehicle location tracking functionality. GOSFleet adds vehicle and driver diagnostic functionality to the GOSTrack solution.

OTI PetroSmart also supplies complete packaged solutions to automate and wet stock management for commercial home base; mobile bowzer, industrial and mining customers.

OTI PetroSmart, a wholly owned subsidiary of OTI, has operated as OTI’s Global Value-Added Reseller, or VAR, for the petroleum product line since 2013.

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

Among our principal readers, there are the OTI UNO readers, the OTI Trio reader and the OTI Interno reader.

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

OTI TeleBox – M2M Telemetry Controller

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

TRIO-IQ – Intelligent 5-in-1 Telemetry Gateway & Payment Reader

The TRIO-IQ introduces an intelligent and sleek ultra-modern, innovative design, combining a high-quality touchscreen, HDMI Full HD multimedia output, Full NFC support, 5mp Camera with QR Code scanner and Bluetooth Low Energy, or BLE, all packaged in an elegant, smart design.

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

POS Functionalities: leading of electronic contactless cards for public transport and servicing city resident cards, tourist cards, and other cards.

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

Strategy

Our goal is to maintain our status as a leading developer of NFC and cashless payment technologies and our reputation as a manufacturer of top-quality products carrying the highest certification standards. We have been working for the past few months on updating our strategy for the coming years, which we believe will enable us to realize our potential and resume our growth, and ultimately create shareholder value.

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

Customer Service and Technical Support

We provide our customers with training, installation support, ongoing customer service and technical support through our global network of subsidiaries, distributors and local services providers, including employees located in our corporate headquarters in Yokneam, Israel, as well as employees located in our subsidiaries in Europe, South Africa and the United States. Our customer service teams in Yokneam provide central services to our global network. Our subsidiaries, distributors and local providers, in turn, provide customer service and technical support by telephone and email.

Sales and Marketing

In addition to selling our products through our distributors, we sell and market our products directly and through our global network of subsidiaries. We have also engaged consultants to market and sell our products in the Asia-Pacific region. We market and sell our products in the Americas through our U.S.-based subsidiary, OTI America. In Africa, our subsidiary in South Africa, OTI PetroSmart, and in Europe, ASEC, our Polish subsidiary. In Israel and in regions where we do not have local subsidiaries or representatives, we market and sell through our main headquarters in Yokneam, Israel. Our marketing and sales staff implement marketing campaigns to promote our products and services to enhance our global brand recognition. Our current marketing efforts include participation in trade shows, conferences, press releases, four multilingual brand websites, social media, client/ distributor meetings and advertising in local and global industry publications. We also conduct technical seminars to inform sales staff, customers, distributors, business partners and other industry contributors of our unique products and innovative technologies.

Some customers also act as distributors for our products and have been granted exclusive distributors rights within a country or region. We generally guarantee exclusivity only against certain minimum volume commitments or other commercial conditions determined on a per case basis.

Customers

Our customer base is concentrated among a limited number of large customers. Our revenues may continue to depend on a limited number of major customers. The customers we consider to be our major customers and the percentage of our revenue represented by each major customer vary from period to period. In 2019, 2018 and 2017, our customer related to mass transit in Poland provided 21%, 15% and 16%, respectively, of our total revenues for such periods. In addition, another customer in North America accounted for 0%, 9% and 12% of our total revenues for 2019, 2018 and 2017, respectively. In addition, another customer in Japan accounted for 4%, 11% and 11% of our total revenues for 2019, 2018 and 2017, respectively. In addition, another customer in America accounted for 15%, 7% and 4% of our revenues for 2019, 2018 and 2017. If we were to lose any one of our major customers, or if any of our customers were to have difficulty meeting their financial obligations to us for any reason, our financial condition and results of operations would be adversely affected.

Manufacturing

We outsource all our manufacturing and product assemblies to third-party vendors. Whenever possible, our policy is to use more than one supplier and manufacturing subcontractor for each part of our production process in order to limit dependence on any one manufacturer or supplier.

We are ISO 9001:2015 certified. We require that our suppliers and subcontractors be ISO 9001:2015 certified. ISO 9001:2015 is an international standard which specifies requirements for a quality management system and provides guidance and tools for companies to ensure that their products and services consistently meet customer and regulatory requirements. This standard is updated from time to time pursuant to the international authorization requirements.

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

Our main research and development facilities are located at our headquarters in Rosh Pina, Israel. We believe that our success is based on our experienced team of senior engineers and technicians who have extensive experience in their respective fields. Our research and development facilities are ISO 9001:2015 certified.

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

Our IP portfolio includes issued patents with respect to our contactless technology, as well as trademarks and designs. As part of our efficiency program, we have reduced our investment in non-core patents and registrations. The expiration dates for our granted patents range between 2027 to 2033.

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

Employees

As of December 31, 2019, we had 115 employees.

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

SEC Filings

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

Risks Related to Our Business

We have a history of losses, and we may continue to incur full-year losses in 2020 and in subsequent years.

We have incurred losses in each year since we commenced operations in 1990. We reported net losses attributable to shareholders of $5,889,000 in 2019, $263,000 in 2018 and $598,000 in 2017. We may continue to incur full-year losses in 2020 and afterwards, as we invest in the expansion of our global sales and marketing network, reduce our product prices in return for future transaction fees based on the volume of transactions in systems that contain our products, invest in fixed assets that may generate revenues more slowly than expected, and enhance our research and development capabilities to develop existing and new products.

We depend on a small number of large customers and the loss of one or more of them would lower our revenues.

Our customer base is concentrated among a limited number of large customers. Our revenues may continue to depend on a limited number of major customers. The customers we consider to be our major customers and the percentage of our revenue represented by each major customer vary from period to period. In 2019, 2018 and 2017, our customer related to mass transit in Poland provided 21%, 15% and 16%, respectively, of our total revenues for such periods. In addition, another customer in North America accounted for 0%, 9% and 12% of our total revenues for 2019, 2018 and 2017, respectively. In addition, another customer in America accounted for 15%, 7% and 4% of our revenues for 2019, 2018 and 2017. In addition, another customer in Japan accounted for 4%, 11% and 11% of our total revenues for 2019, 2018 and 2017, respectively. If we were to lose any one of our major customers, or if any of our customers were to have difficulty meeting their financial obligations to us for any reason, our financial condition and results of operations would be adversely affected.

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

We face risks resulting from the recent outbreak of the novel coronavirus 2019 (COVID-19), which could adversely affect our business and results of operations.

Our operations and business could be adversely affected by the recent outbreak of COVID-19. The spread of COVID-19 from China to other countries has resulted in the World Health Organization declaring the outbreak of COVID-19 as a “pandemic,” or a worldwide spread of a new disease, on March 11, 2020.  Many countries around the world have imposed quarantines and restrictions on travel and mass gatherings to slow the spread of the virus.  On March 10, 2020, the Government of Israel announced that effective Thursday, March 12, 2020, at 20:00 (Israel time) foreign travelers arriving from any country will be required to remain in home quarantine until 14 days have passed since the date of entry into Israel; non-Israeli residents will be required to prove they have the means to self-quarantine before being allowed entry into Israel. The Ministry of Health in the State of Israel issued additional guidelines recommending people avoid gatherings in one space and providing that no gathering of more than 10 people should be held under any circumstances.  Employers (including us) are also required to prepare and increase as much as possible the capacity and arrangement for employees to work remotely.  With respect to global financial markets, the continuing and significant decline in the Dow Industrial Average from the end of February through March 2020 has been largely attributed to the effects of COVID-19.  As of the reporting date, it is hard to assess the future influence of COVID-19 on the Company.  We believe that one impact of COVID-19 on the Company may be a decrease in the Company’s revenues derived from Mass Transit activity in the Polish market. We are aware of no other material short term adverse influences on the company.  However, at this initial point in time, it is hard to predict what other impacts COVID-19 may have on the Company.

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

In addition, there are inherent risks in these international operations which include, among others:

●	changes in regulatory requirements and communications standards;

●	changes in external political policies, such as embargos based on manufacturing origin;

●	political and economic instability;

●	required licenses, tariffs and other trade barriers;

●	difficulties in enforcing IP rights across, or having to litigate disputes in, various jurisdictions;

●	difficulties in staffing and managing international operations;

●	potentially adverse tax consequences;

●	the burden of complying with a wide variety of complex laws and treaties in various jurisdictions; and

●	business interruptions resulting from geopolitical actions, including war and terrorism, or natural disasters including the recent spread of the coronavirus, earthquakes, typhoons, floods, and fires.

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

Our operations and performance depend on worldwide economic conditions and their impact on levels of business and public spending. Fluctuations or downturns in global or regional economies may adversely affect the budgeting and purchasing behavior of our customers and our potential customers, including shifting customers’ purchasing patterns to lower-cost options, which could adversely affect our product sales.

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

Trading in shares of companies listed on OTCQX in general, and trading in shares of technology companies in particular, has been subject to extreme price and volume fluctuations that have been unrelated or disproportionate to operating performance. These factors may depress the market price of our Ordinary Shares, regardless of our actual operating performance.

Securities litigation has also often been brought against companies following periods of volatility in the market price of its securities. In the future, we may be the target of similar litigation that could result in substantial costs and diversion of our management’s attention and resources.

There is a limited market for our Ordinary Shares, and the trading price of our Ordinary Shares is subject to volatility.

Our Ordinary Shares began trading on the OTCQX in the end of October 2019, following the delisting of our Ordinary Shares from the Nasdaq Capital Market. Because our Ordinary Shares is no longer listed on a registered national securities exchange, we are subject to certain “blue sky” laws of the various states which impose restrictions on our ability to offer and sell our securities. These “blue sky” laws may make it more difficult for us to raise capital or to issue our Ordinary Shares for equity compensation or other strategic purposes, which could adversely affect our ability to fund our operations or to attract and retain employees. In addition, our Ordinary Shares may be defined as a “penny stock” under Rule 3a51-1 under the Exchange Act. “Penny stocks” are subject to Rule 15g-9, which imposes additional sales practice requirements on broker-dealers that sell low-priced securities to persons other than established customers and institutional accredited investors. For transactions covered by this rule, a broker-dealer must make a special suitability determination for the purchaser and have received the purchaser’s written consent to the transaction prior to sale. Consequently, the rule may affect the ability of broker-dealers to sell our Ordinary Shares and affect the ability of holders to sell their Ordinary Shares in the secondary market. To the extent our share is subject to the penny stock regulations, the market liquidity for the Ordinary Shares will be adversely affected.

We may need additional funds in the future and our share price could be adversely affected by future sales of our Ordinary Shares.

As of December 31, 2019, we had 46,784,377 outstanding Ordinary Shares, 1,178,699 Ordinary Shares that were repurchased by us and are held as dormant shares, and 809,000 options to purchase additional Ordinary Shares at a weighted average exercise price of $0.93 per share. On October 20, 2017, we filed a shelf registration statement on Form S-3 with the SEC, or Shelf Registration, which was declared effective on November 15, 2017, under which we may, from time to time, sell up to an aggregate of $50 million of our securities, subject to limitations, based on the value of our shares held by non-affiliates. As disclosed in the Proxy Statement, if certain conditions are met, including the approval of our shareholders at the extraordinary general meeting of our shareholders that is scheduled for April 2020, we expect to receive funds in a total amount of up to $1,200,000 in consideration for the issuance of up to 6,000,000 Ordinary Shares, all in accordance with the terms and provisions of the share purchase agreement, or the Share Purchase Agreement, dated December 23, 2019 with Jerry L. Ivy, Jr. Descendants’ Trust, or Ivy, and certain other investors. We have implemented certain cost reduction initiatives and have reached certain arrangements and agreements that we expect will provide additional cash resources and are constantly looking for ways to increase our cash resources to fund our operating expenses and capital requirements. However, there is no assurance we will not need additional funds in the future to meet our operating expenses and capital requirements, and we may use the Shelf Registration in the future to raise funds by additional public offerings or issue additional Ordinary Shares. The market price of our Ordinary Shares could drop as a result of sales of substantial amounts of our Ordinary Shares in the public market or the perception that such sales may occur, including sales or perceived sales by our directors, officers or principal shareholders. These factors could also make it more difficult to raise additional funds through future offerings of our Ordinary Shares or other securities. Also, if we are unable to obtain additional funds on terms favorable to us, or at all, we may be required to cease or reduce our operating activities.

Our shareholders could experience dilution of their ownership interest by reason of our issuing more shares.

Under Israeli law, shareholders in public companies do not have preemptive rights unless those rights are provided pursuant to a contract. This means that generally our shareholders do not have the legal right to purchase shares in a new issue before they are offered to third parties. However, pursuant to the Share Purchase Agreement, Ivy has a right to purchase any future equity securities offered by us, except with respect to certain exempt issuances as set forth in the Share Purchase Agreement. In addition, our Board may approve in the future the use of the Shelf Registration and the issuance of shares in many instances without shareholder approval. As a result, our shareholders could experience dilution of their ownership interest by reason of our raising additional funds through the issuance of Ordinary Shares. For example, if our shareholders approve at the extraordinary general meeting of our shareholders that expected to be held in April 2020, Ivy will get more Ordinary Shares, in accordance with the terms of the Share Purchase Agreement. In addition, we may choose to acquire companies or businesses in exchange for our shares, resulting in further dilution.

The number of our authorized and unissued share capital may not be sufficient to allow us to raise additional capital or to otherwise issue equity securities that our Board may deem are in our best interest.

As of December 31, 2019, we have only 1,137,123 authorized but unissued and unreserved Ordinary Shares. The current number of these unissued and unreserved shares may not be sufficient to allow us to conduct future offerings of our equity securities to raise capital, to grant options or to conduct other strategic transactions with our Ordinary Shares. Under Israeli corporate law, any increase in our authorized share capital requires the approval of our shareholders. Obtaining shareholder approval may delay or otherwise interfere with conducting transactions of the type mentioned above. Furthermore, there is no assurance that our shareholders will approve a proposal to increase our share capital. Under the Proxy Statement, we are proposing to increase our authorized share capital.

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

The Sarbanes-Oxley Act of 2002 imposes certain duties on us and our executives and directors. Our efforts to comply with the requirements of the Sarbanes-Oxley Act, and in particular with Section 404, have resulted in increased general and administrative expenses and a diversion of management time and attention, and we expect these efforts to require the continued commitment of resources. If we fail to maintain the adequacy of our internal controls, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal control over financial reporting. Although our management has determined that we had effective internal control over financial reporting as of December 31, 2019, we may identify material weaknesses or significant deficiencies in our future internal control over financial reporting. In addition, as a smaller reporting company, our internal control over financial reporting is not required to be audited by our independent registered public accounting firm. Failure to maintain effective internal control over financial reporting could result in investigation or sanctions by regulatory authorities and could have a material adverse effect on our operating results, investor confidence in our reported financial information, and the market price of our Ordinary Shares.

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

We are entitled to certain tax benefits under Israeli government programs, largely as a result of the “Approved Enterprise” status granted to some of our capital investment programs by the Israeli Ministry of Finance, and due to eligibility of tax benefits under the “Preferred Enterprise” routes. These benefits include tax exemption or reduced tax rates. Without such benefits, our taxable income would be taxed at the regular corporate tax rate (23% in 2019). To maintain our eligibility for these tax benefits, we must continue to meet conditions, including making specified investments in property, plant, and equipment and maintaining a certain minimum level of export sales. We cannot assure that we will continue to be eligible for these tax benefits at the same rate or at all. The termination or reduction of these programs and tax benefits could increase our taxes, once we become profitable, and could have a material adverse effect on our business.

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

Our research and development efforts, during the period between 1999 and 2006, were financed in part through royalty-bearing grants that we received from the IIA. As of December 31, 2019, we received a total of approximately $7 million from the IIA. The total amount of grants received as of December 31, 2019, net of royalties paid, was approximately $3.4 million (including accrued interest). With respect to such grants, we are committed to pay the IIA royalties at a rate of 3%-3.5% from our sales, up to the total amount of grants received, linked to the dollar and bearing interest at an annual rate of LIBOR applicable to dollar deposits. Even following full repayment of the IIA grants, we are required to comply with the requirements of the Israeli Encouragement of Industrial Research and Development Law, 5744-1984, and related regulations, or the Research Law. When a company develops know-how, technology or products using IIA grants, the terms of these grants and the Research Law restrict the transfer of such know-how, and the transfer of manufacturing or manufacturing rights of such products, technologies or know-how outside of Israel, without the prior approval of the IIA. Therefore, if aspects of our technologies are deemed to have been developed with IIA funding, the discretionary approval of an IIA committee would be required for any transfer to third parties outside of Israel of IIA-supported know-how or manufacturing or manufacturing rights related to those aspects of such technologies, and may result in payment of increased royalties (both increased royalty rates and increased royalties ceilings) and/or payment of additional amounts to the IIA. We may not receive such approvals. Furthermore, the IIA may impose certain conditions on any arrangement under which it permits us to transfer technology or development out of Israel (including for the purpose of manufacturing). Licensing IIA-supported technologies may, under certain circumstances, be considered a transfer of know-how and therefore may require approval as aforementioned.

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

Item 1B. Unresolved Staff Comments.

Not Applicable.

Item 2. Properties.

Until the end of January 2020, we leased an aggregate of 1,620 square meters of office space in Rosh Pina, Israel pursuant to a lease that expired on July 31, 2018, and was extended until January 31, 2020.

In January 2019, we signed two new lease agreements for two new locations, one in Yokne'am (for approximately 700 square meter) and one in Rosh Pina (for approximately 260 square meters).

The term of the Yokne'am lease, to which our headquarters relocated, commenced during January 2020, and will end on January 31, 2025 with an option of a 5-year extension which shall begin on February 1, 2024 and end on January 31, 2029.

The term of the Rosh Pina lease, to which our research and development functions relocated, commenced in August 2019 and will end on August 30, 2023 with three one-year options of extension.

The relocation is in line with our decision to relocate to a more central location in Israel because our previous northern location and its distance from the center made it challenging for us to do business and in particular to hire qualified personnel.

OTI America leases an aggregate of 1,405 square feet of office space in Austin, Texas pursuant to a lease that expires on May 31, 2020.

In March 2019, OTI Petrosmart, our South African subsidiary entered into an agreement pursuant to which OTI Petrosmart agreed to sell its head office in Cape Town, South Africa, to a third party for a consideration of Rand 15,500,000 (approximately $1.1 million), and Petrosmart agreed to lease back this building for its current operations. The sale was completed, and the operating lease commenced during the third quarter of 2019.

ASEC leases 532 square meters of office space and 27 square meters of warehouse space in Krakow, Poland, pursuant to a lease terminable on six months' prior notice that expires on March 31, 2023 and 28 square meters of office space in Lublin, Poland for an indefinite period, terminable on three months' prior notice. ASEC also leases office and warehouse space in two separate locations in Warsaw, Poland: (i) 60 square meters of office space pursuant to a lease that expires on April 30, 2022; and (ii) 86 square meters of office space pursuant to a lease for an indefinite period, terminable on three months' prior notice; and 87 square meters of warehouse space pursuant for an indefinite period, terminable on three months' prior notice as to the warehouse space.

We believe that the current space we have is adequate to meet our current and near future needs.

Item 3. Legal Proceedings.

From time to time, we become involved in various routine legal proceedings incidental to the ordinary course of our business.

On September 2, 2012, we filed an insurance lawsuit in the Israeli Central District Court against Harel Insurance Company Ltd., or Harel, for damages incurred by us due to flooding in our subcontractor’s (Smartrac) manufacturing site in Thailand in 2011, in the amount of approximately $11 million. This caused disruptions to our supply chain and specifically affected our ability to deliver products to our customers. On August 23, 2017, the District Court in Israel issued judgment in our favor in the amount of approximately $2.3 million (including $0.7 million specifically set for legal fees, etc.) for insurance coverage for damages incurred in connection with flooding in Thailand. Harel submitted its appeal of the judgment to the Israeli Supreme Court as well as a request for stay of judgment. On October 30, 2017, the Court denied the requested stay. Following the denial of Harel’s request, a payment of approximately $1.6 million was received. On January 26, 2020, a hearing in the Israeli Supreme Court took place in front of three judges. Further to discussions held during the hearing, the judges made the parties an offer by way of a settlement, pursuant to which the Company shall return to Harel a sum of approximately $553,000, in three subsequent monthly installments commencing on February 26, 2020. Based on the Supreme Court’s recommendation and the advice of the Company’s legal counsel, the Company agreed to the suggested offer which was also approved by Harel. As of the date hereof, the Company has paid to Harel $369,000 out of the $553,000 settlement amount mentioned above.

On October 3, 2013, a financial claim was filed against us and our then-subsidiary, Parx France (referred to in this paragraph, collectively, as the Defendants), in the Commercial Court of Paris, France. The sum of the claim was €1.5 million and was based on the allegation that the plaintiff sustained certain losses in connection with Defendants not granting the plaintiff exclusive marketing rights to distribute and operate the Defendants’ PIAF Parking System in Paris and the Ile of France. We filed an initial memorandum of defense rejecting all the plaintiff’s allegations and claims. On October 25, 2017, the Paris Commercial Court issued its ruling in this matter dismissing all claims against us but ordered Parx France to pay the plaintiff €50,000 (plus interest) in damages plus another approximately €5,000 in other fees and penalties. In order to end the legal uncertainty, we offered to pay the amounts mentioned above to the plaintiff in consideration for not filing future appeals. The plaintiff rejected this offer and filed an appeal. On November 7, 2019, our external legal counsel concluded that the appeal was inadmissible, and that it believed that the opposing claims would be dismissed. The appeal hearing is scheduled for May 4, 2020. Based on the assessment of the Company's external legal counsel, our opinion is that the chances of the appeal being approved against us are low.

In June 2013, prior to our divestiture of our SmartID division, Merwell Inc., or Merwell, filed a claim against us before an agreed-upon arbitrator alleging breach of contract in connection with certain commissions claimed to be owed to Merwell with respect to the division’s activities in Tanzania. These activities, along with all other activities of the SmartID division were later assigned to and assumed by SuperCom Ltd., or SuperCom, in its purchase of the division. SuperCom undertook to indemnify us and hold us harmless against any liabilities we may incur in connection with Merwell’s consulting agreement and the arbitration. An arbitration decision was issued on February 21, 2016, awarding Merwell $854,912 for outstanding commissions. The arbitration decision had been appealed by SuperCom but the appeal was denied. In order to collect the award, Merwell filed a motion against the Company and on January 7, 2019 the Nazareth District Court issued a judgment requiring the Company to pay Merwell an amount of NIS 5,080,000 (approximately $1,370,000). As mentioned above, based on the agreement with SuperCom (which was granted an effect of a court judgment), we deem SuperCom to be liable for all the costs and liabilities arising out of this claim. Since SuperCom failed to pay us the amounts due, in February 2019, we initiated an arbitration process to collect from SuperCom the amount paid to Merwell, as well as any complementary amounts as may be ordered in the future.

On June 12, 2019, Merwell submitted a complementary claim against the Company in arbitration, with respect to the additional financial details that Merwell claims that the Company was ordered to provide according to the arbitration verdict from February 21, 2016, and additional payments that Merwell claims that the Company is obligated to pay Merwell. The said financial details refer to the quantity of smart driving licenses that Merwell claims were issued in the later period of a project in Tanzania in which Merwell claims to have provided services to the Company. Merwell claims that despite the Company’s failure to provide the details, Merwell obtained the details independently from other sources, and they indicate that the Company is obligated to pay Merwell an additional amount of $1,618,792, and there might be additional amounts to be claimed in the future, as additional information might be found from time to time. On March 4, 2020, we submitted a response to this complementary claim, rejecting Merwell’s claims. As mentioned above, we are conducting in parallel a separate arbitration process against SuperCom in that matter, as we deem SuperCom to be liable for all the costs and liabilities arising out of this claim.

In December 2013, we completed the sale of certain assets, subsidiaries and intellectual property, or IP, relating to its Smart ID division, for a total purchase price of $10,000,000 in cash and an additional $12,500,000 subject to performance-based milestones, or the SmartID Division Divesture. On April 20, 2016, the purchaser of the Smart ID division, SuperCom, and we entered into a settlement agreement resolving certain litigation between SuperCom and us pursuant to which SuperCom paid us $2,050,000 and will agree to pay us up to $1,500,000 in accordance with and subject to a certain earn-out mechanism. In November 2017, we commenced an arbitration procedure with SuperCom, in which we claim that additional earn-out payments have not been paid to us. SuperCom has also raised claims against us during the arbitration procedure. An arbitration decision was issued on December 24, 2018 in our favor and denied SuperCom's claims. The Arbitrator ordered SuperCom to disclose the financial information regarding the earn-out payments that we are entitled to receive, and to pay us accordingly, or otherwise pay us the maximum earn-out amount, which equals to $1,500,000, minus the earn-out amounts that were already paid by SuperCom to us. The arbitration verdict was approved as a court’s verdict in June 2019, but SuperCom failed to disclose the financial information in the way it should have done according to the arbitration decision. Therefore, in December 2019 we submitted a complementary claim to the arbitrator, asking for a final award that includes a final payment by SuperCom (as opposed to merely disclosing information).

Item 4. Mine Safety Disclosures.

Not Applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our Ordinary Shares are quoted on the OTCQX Market under the symbol “OTIVF”.

Record Holders

Based on a review of the information provided to us by our transfer agent, as of March 16, 2020, there were 19 holders of record of our Ordinary Shares. This number may not be representative of the actual number of beneficial holders of our shares since many of our Ordinary Shares are held of record by brokers or other nominees.

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

Year ended December 31, 2019 compared to year ended December 31, 2018

For a comparison of consolidated results for the year ended December 31, 2018 compared to the year ended December 31, 2017 please see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018.

Sources of Revenue

We have historically derived a substantial majority of our revenues from the sale of our products, including both complete systems and original equipment manufacturer components. In addition, we generate revenues from licensing and transaction fees, and also, less significantly, from engineering services, customer services, and technical support. During the past two years, the revenues that we have derived from sales and from licensing and transaction fees have been as follows (in thousands):

	Year ended December 31,
	2019	2018
Sales	$9,983	$16,725
Licensing and transaction fees	$4,768	$5,153
Total revenues	$14,751	$21,878

Sales. Sales decreased by $6.7 million, or 40%, in 2019 compared to 2018. The decrease in 2019 compared to 2018 is mainly attributed to a decrease in Retail and Mass Transit Ticketing segment sales in the United States and Japan and to a decrease in sales of Petroleum products in the United States.

Licensing and transaction fees. Licensing and transaction fees include single and periodic payments for distribution rights for our products as well as licensing our intellectual property rights to third parties. Transaction fees are paid by customers based on the volume of transactions processed by systems that contain our products. The decrease of $385,000 in 2019, or 7%, compared to 2018, is mainly attributed to a decrease in our licensing and transaction fees in Europe.

We have historically derived revenues from different geographical areas. The following table sets forth our revenues, by dollar amount (in thousands) and as a percentage of annual revenues in different geographical areas, during the past two years:

Year ended December 31,	Americas		Europe		Africa		APAC
2019	$3,625	25%	$7,965	54%	$2,087	14%	$1,074	7%
2018	$7,914	36%	$8,395	39%	$2,447	11%	$3,122	14%

Our revenues from sales in Americas decreased by $4.3 million, or 54%, in 2019 compared to 2018, mainly due to a decrease in sales of readers to the U.S. market that we believe was caused by new tariffs that were presented by the U.S. administration on goods imported from China to the U.S. market and due to a decrease in sales of Petroleum products in Americas. As a result of the abovementioned tariffs, we have relocated our production from China to the Philippines.

Our revenues from sales in Europe decreased by $430,000, or 5%, in 2019 compared to 2018, mainly due to a decrease in our licensing and transaction fees and to a lesser extent, due to a decrease in sales of readers, partially offset by an increase of sales of readers in the Russian market.

 Our revenues from sales in Africa decreased by $360,000, or 15%, in 2019 compared to 2018, mainly due to a decrease in sales of Petroleum products.

Our revenues from sales in APAC decreased by $2 million, or 66%, in 2019 compared to 2018 mainly due to a decrease in sales in the Japanese market.

Our revenues derived from territories outside the United States, which are primarily received in currencies other than the U.S. Dollar, have a varying impact upon our total revenues, as a result of fluctuations in such currencies’ exchange rates versus the U.S. Dollar.

The following table sets forth our revenues, by dollar amount (in thousands) and as a percentage of annual revenues by segments, during the past two years:

Year ended December 31,	Retail and Mass Transit Ticketing		Petroleum
2019	$11,509	78%	$3,242	22%
2018	$16,627	76%	$5,251	24%

Revenues in 2019 from Retail and Mass Transit Ticketing segment decreased by $5.1 million, or 31%, compared to 2018 mainly due to a decrease in sales of readers in the United States and a decrease in sales in Japan.

Revenues in 2019 from the Petroleum segment decreased by $2.0 million, or 38%, compared to 2018, mainly due to a decrease in Petroleum products in the United States.

Cost of Revenues and Gross Margin

Our cost of revenues, presented by gross profit and gross margin percentage, for each of the past two years has been as follows (dollar amounts in thousands):

	Year ended December 31,
Cost of revenues	2019	2018
Cost of sales	$7,455	$10,710
Gross profit	$7,296	$11,168
Gross margin percentage	49%	51%

Cost of sales. Cost of sales consists primarily of materials, as well as salaries, fees to subcontractors and related costs of our technical staff that assemble our products. The cost of sales in 2019 compared to 2018 decreased by $3.3 million, or 30%, resulting primarily from the corresponding decrease in sales.

Gross margin. The decrease in 2019 compared to 2018 of 2% is attributed to a change in our revenue mix.

Operating expenses

Our operating expenses for each of the past two years have been as follows (in thousands):

	Year ended December 31,
Operating expenses	2019	2018
Research and development	$3,334	$3,175
Selling and marketing	$5,026	$5,940
General and administrative	$4,112	$3,981
Other )income) expenses, net	$(341)	$33
Total operating expenses	$12,131	$13,129

Research and development. Our research and development expenses consist primarily of the salaries and related expenses of our research and development staff, as well as subcontracting expenses and depreciation of long-lived assets. The increase of $159,000, or 5%, in 2019 compared to 2018, is primarily attributed to an increase in subcontracting expenses.

Selling and marketing. Our selling and marketing expenses consist primarily of salaries and substantially all of the expenses of our sales and marketing subsidiaries and offices in the United States, South Africa, and Europe, as well as expenses related to advertising, professional expenses and participation in exhibitions and tradeshows. The decrease of $914,000, or 15%, in 2019 compared to 2018, is primarily attributed to a decrease in employment expenses and to a lesser extent to a decrease in marketing and advertising expenses.

General and administrative. Our general and administrative expenses consist primarily of salaries and related expenses of our executive management and financial and administrative staff. These expenses also include costs of our professional advisors (such as legal and accounting), office expenses and insurance. The general and administrative expenses in 2019 compared to 2018 remained consistent.

Other (income) expenses, net. In 2019, our other (income) expenses, net, consisted mainly of expenses related to a capital gain from the sale of a building by our South African subsidiary. In 2018, our other expenses, net, consisted mainly of expenses related to consulting fees, partially offset by gain on sale of property and equipment.

Financing expenses, net

Our financing expenses, net, for each of the past two years, have been as follows (in thousands):

	Year ended December 31,
	2019	2018
Financing expenses, net	$397	$228

Financing expenses, net, consist primarily of financing expense related to interest payable on bank loans, bank commissions and foreign exchange differentials partially offset by financing income related to interest earned on investments in short-term deposits. The increase in financing expenses, net in 2019 compared to 2018 of $169,000, or 74%, is mainly attributed to exchange rate differentials.

Net loss from continuing operations

Our net loss from continuing operations for each of the past two years has been as follows (in thousands):

	Year ended December 31,
	2019	2018
Net loss from continuing operations	$(5,175)	$(1,888)

The increase of net loss from continuing operations of $3.3 million, or 174%, in 2019 compared to 2018 is primarily due to a decrease in our sales, partially offset by a decrease in our operating expenses, as described above.

Net (loss) income from discontinued operations

In December 2018, we completed the MediSmart Transaction for a total price of $2,750,000. The results of MediSmart are classified as discontinued operations and have been presented as such for all reporting periods. Our net income from discontinued operations for each of the past two years has been as follows (in thousands):

	Year ended December 31,
	2019	2018
Net (loss) income from discontinued operations	$(714)	$1,625

The change in net (loss) income from discontinued operations of $2.3 million, or 144%, in 2019 compared to 2018 is mainly attributed to expenses in amount of $482,000 derived from legal proceedings with Harel, as recognized in 2019, and to income from the MediSmart Transaction in 2018 in the amount of $2.75 million , partially offset by the expenses relating to Merwell in the amount of $1.4 million pursuant to the Nazareth District Court judgment.

Our net loss for each of the past two years has been as follows (in thousands):

	Year ended December 31,
	2019	2018
Net loss	$(5,889)	$(263)

The increase in net loss of $5.6 million, or 2,139%, in 2019 compared to 2018, is primarily due to a decrease in our sales and an increase in net loss from discontinued operations and an increase in financial expenses, net, partially offset by a decrease in our operating expenses, as described above.

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

We adopted Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customer, effective January 1, 2018 on a modified retrospective basis. Such adoption did not cause a cumulative adjustment to retained earnings or a material impact on our revenue recognition policies or on our consolidated financial statements. See also Notes 2K and 10 to the consolidated financial statements contained in “Item 8. Financial Statements and Supplementary Data” of this Annual Report. Based on this ASU, we recognize revenue when we satisfy a performance obligation by transferring control over a product or service to a customer.

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

We have concluded that the divestiture of the SmartID division and the MediSmart activity qualify as discontinued operations and therefore have been presented as such.

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

Liquidity and Capital Resources

Since inception, our principal sources of liquidity have been revenues, proceeds from sales of equity securities, borrowings from banks, cash from the exercise of options and warrants as well as proceeds from the divestiture of part of our businesses. We had cash, cash equivalents and short-term investments representing bank deposits of $4,848,000 (of which an amount of $105,000 has been pledged as securities for certain items) as of December 31, 2019.  We believe that we have sufficient capital resources to fund our operations for at least the next 12 months. As disclosed in the Proxy Statement and mentioned above, if certain conditions are met, including the approval of our shareholders at the extraordinary general meeting of our shareholders that is scheduled for April 2020, we expect to receive funds in a total amount of up to $1,200,000 in consideration for the issuance of up to 6,000,000 Ordinary Shares, all in accordance with the terms and provisions of the Share Purchase Agreement.

As of the reporting date, it is hard to assess the future influence of the coronavirus 2019 (COVID-19) on the Company.  We believe that one impact of the COVID-19 on the Company may be a decrease in the Company’s revenues derived from Mass Transit activity in the Polish market. We are aware of no other material short term adverse influences on the Company.  However, at this initial point in time, it is hard to predict what other impacts COVID-19 may have on the Company.

Our and certain of our subsidiaries’ manufacturing facilities and certain equipment have been pledged as security in respect of a loan received from a bank. The Company’s short-term deposits in the amount of $105,000 have been pledged as security in respect of guarantees granted to third parties, loans and credit lines received from a bank. Such deposits cannot be pledged to others or withdrawn without the consent of the bank.

As of December 31, 2019, we granted guarantees to third parties including performance guarantees and guarantees to secure customer advances in the sum of $404,000. The expiration dates of the guarantees ranged from April 2020 to September 2021.

For the years ended December 31, 2019 and December 31, 2018, we had a negative cash flow from continuing operations of $2.9 million and $2.2 million, respectively.

Operating activities related to continuing operations

For the year ended December 31, 2019, net cash used in continuing operating activities was $2.9 million primarily due to a $5.2 million net loss from operating activities, a $507,000 decrease in trade payables, a $328,000 gain on sale of property and equipment, a $270,000 decrease in other current liabilities, a $36,000 decrease in accrued interest and linkage differences and a $25,000 of deferred tax benefits, partially offset by a $1.6 million decrease in trade receivables, a $1.3 million of depreciation and amortization, a $228,000 decrease in other receivables and prepaid expenses, a $184,000 decrease in inventories, a $125,000 non-cash expense due to stock-based compensation issued to employees and others and a $23,000 increase in accrued severance pay.

For the year ended December 31, 2018, net cash used in continuing operating activities was $2.2 million primarily due to a $2.1 million decrease in trade payables, a $1.9 million net loss from operating activities, a $573,000 increase in inventories, a $110,000 decrease in other current liabilities, a $57,000 decrease in accrued severance pay, a $37,000 gain on sale of property and equipment, $477,000 of deferred tax benefits, partially offset by $1.3 million of depreciation and amortization, a $1.1 million decrease in trade receivables, a $350,000 decrease in other receivables and prepaid expenses, a $234,000 non-cash expense due to stock-based compensation issued to employees and others and a $19,000 increase in accrued interest and linkage differences.

Operating activities related to discontinued operations

For the year ended December 31, 2019, net cash used in discontinued operating activities was $1.3 million mainly related to the dispute with Merwell related to the SmartID division.

For the year ended December 31, 2018, net cash provided by discontinued operating activities was $750,000 mainly related to the MediSmart operation.

Investing and financing activities related to continuing operations

For the year ended December 31, 2019, net cash used in continuing investing activities was $1.4 million, mainly due to a $1.4 million net change in short-term investments, $1.2 million of purchases of property and equipment and intangible assets, partially offset by $1.1 million in proceeds from the sale of an office property in South Africa and $10,000 in proceeds from restricted deposit for employee benefits.

For the year ended December 31, 2018, net cash provided by continuing investing activities was $815,000, mainly due to a $1.5 million net change in short-term investments, $68,000 in proceeds from the sale of property and $8,000 in proceeds from restricted deposit for employee benefits, partially offset by $756,000 of purchases of property and equipment and intangible assets.

For the year ended December 31, 2019, net cash provided by continuing financing activities was $3.2 million, mainly due to a $2.5 million increase in short-term bank credit and $981,000 in proceeds from the issuance of shares, net of issuance expenses, offset by $270,000 repayment of long-term bank loans.

For the year ended December 31, 2018, net cash used in continuing financing activities was $4.6 million, mainly due to a $3.6 million decrease in short-term bank credit and $1.1 million repayment of long-term bank loans, partially offset by $34,000 in proceeds from the exercise of options.

Investing and financing activities related to discontinued operations

For the year ended December 31, 2019, no cash flow was related to discontinued investing activities.

For the year ended December 31, 2018, net cash provided by discontinued investing activities was $2.8 million, due to the MediSmart Transaction.

For the years 2019 and 2018, no cash flow was related to discontinued financing activities.

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

Interest Rate Risks

We are exposed to market risks resulting from changes in interest rates, primarily in connection with our loan obligations to banks. We do not currently use derivative financial instruments to limit exposure to interest rate risk. As of December 31, 2019, we had long-term loan obligations of $24,000, the vast majority of which are subject to variable interest rates. The carrying values of the loans are equivalent to or approximate their fair market value as they bear interest at approximate market rates.

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

The annual rate of inflation in Israel was 0.6% in 2019 and 1.3% in 2018. The NIS revaluated against the U.S. Dollar by approximately -7.8% in 2019 and 8.1% in 2018.

The functional currency of ASEC is the Polish Zloty. A significant amount of this subsidiary’s revenues is earned, and a significant amount of their expenses are incurred, in their functional currencies. To the extent that there are fluctuations between the Polish Zloty against the U.S. Dollar, the translation adjustment will be included in our consolidated statements of changes in equity as other comprehensive income or loss and will not impact the consolidated statements of operations.

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

Royalties payable with respect to grants received under programs approved after January 1, 1999, however, will be subject to interest on the dollar-linked value of the total grants received at an annual rate of LIBOR applicable to dollar deposits. As of December 31, 2019, we have received a total of $3.4 million from the IIA net of royalties paid to it (or accrued for). The terms of Israeli government participation also require that the manufacturing of products developed with government grants be performed in Israel unless the IIA has granted special approval. If the IIA consents to the manufacture of the products outside of Israel, we may be required to pay increased royalties, ranging from 120% to 300% of the amount of the IIA grant, depending on the percentage of foreign manufacture. These restrictions continue to apply even after we have paid the full amount of royalties payable with respect of the grants. Based upon the aggregate grants received to date, we expect that we will continue to pay royalties to the IIA to the extent of our sales of our products and related services for the foreseeable future. Separate IIA consent is required to transfer to third-parties technologies developed through projects in which the government participates. These restrictions do not apply to exports from Israel of products developed with these technologies.

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

Report of Independent Registered Public Accounting Firm, dated March 24, 2020.

Consolidated Balance Sheets.

Consolidated Statements of Operations.

Consolidated Statements of Comprehensive Loss.

Consolidated Statements of Changes in Equity.

Consolidated Statements of Cash Flows.

Notes to the Consolidated Financial Statements.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 9A. Controls and Procedures.

Disclosure Controls and Procedures

Our management, including our Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, are responsible for establishing and maintaining our disclosure controls and procedures (within the meaning of Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended, or Exchange Act). These controls and procedures are designed to ensure that information required to be disclosed in the reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information was made known to our management, including our CEO and CFO, by others within the Company, as appropriate to allow timely decisions regarding required disclosure. We evaluated these disclosure controls and procedures under the supervision of our CEO and CFO as of December 31, 2019. Based on that evaluation, our management, including our CEO and CFO, concluded that our disclosure controls and procedures are effective as of such date.

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

Based on our evaluation under the framework in Internal Control—Integrated Framework (2013), our management concluded that our internal control over financial reporting was effective as of December 31, 2019.

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2019, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this item is contained in the Proxy Statement, under the sections titled “Item No. 3 – Election of Directors and Approval of the Grant of options to the Directors,” “Security Ownership of Certain Beneficial Owners and Management,” (see under subsection “Delinquent Section 16(a) Reports”) and “Corporate Governance” and is incorporated in this report by reference.

Item 11. Executive Compensation.

Agreement with Assaf Cohen. We have an employment agreement with Mr. Cohen, which provides that Mr. Cohen will serve as Chief Financial Officer of the Company and our subsidiaries, in consideration of a monthly gross salary (effective August 1, 2019 and as described below NIS 45,000; between January 1, 2019 and July 31, 2019 NIS 35,000; between March 1, 2018 and December 31, 2018 NIS 30,000) and other standard benefits. Mr. Cohen also receives grants of options on an annual basis to promote retention and as an incentive, subject to vesting requirements. The issuance of such options is subject to the discretion and approval of both the Company’s Compensation Committee and the Board of Directors. According to the employment agreement, Mr. Cohen is eligible to receive an annual bonus in an amount up to 4 months’ gross base salary. The employment agreement is for an unlimited duration, provided that each party may terminate it without cause upon serving the other party a written notice of six months (formerly was three months), prior to termination. Effective August 1, 2019, as approved by our Board and Compensation Committee, and pursuant to the amendment to Mr. Cohen’s employment agreement dated September 30, 2019, Mr. Cohen’s monthly gross salary is NIS 45,000 and the abovementioned written notice for termination is six months. In addition, pursuant to the amendment to Mr. Cohen’s employment agreement, as also approved by the Company’s shareholders, Mr. Cohen received a lump sum bonus, in the amount of NIS 100,000, for his services as the Interim Chief Executive Officer of the Company. On March 17, 2020, our Board and Compensation Committee approved an increase in Mr. Cohen’s 2020 maximum annual bonus from 4 months’ to 6 months’ gross base salary.

The other information required by this item is set forth in the Proxy Statement under the section titled “Compensation of Directors and Executive Officers” and is incorporated in this report by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholders Matters.

The following table summarizes certain information regarding our equity compensation plan as of December 31, 2019:

Plan Category	Number of securities to be issued upon exercise of outstanding options	Weighted- average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plan approved by security holders	809,000	$0.93	1,269,500
Equity compensation plan not approved by security holders	-	-	-
Total	809,000	$0.93	1,269,500

2001 Stock Option Plan

We established our 2001 Plan in February 2001 (as amended and restated on December November 30, 2011), and have amended it several times up to the latest amendment on November 21, 2017. The 2001 Plan provides for the grant of options to our employees, directors, and consultants, and those of our subsidiaries and affiliates until December 31, 2021.

Under the 2001 Plan, as of March 16, 2020, options for 14,371,500 Ordinary Shares had been exercised, and options for 834,000 Ordinary Shares are outstanding, including vested options with respect to 510,657 Ordinary Shares. Of the options that are outstanding, as of March 16, 2020, 390,000 options are held by our directors and officers and have a weighted average exercise price of $0.69 per share.

The other information required by this item is set forth in the Proxy Statement under the section titled “Security Ownership of Certain Beneficial Owners and Management”, and is incorporated in this report by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this item is set forth in the Proxy Statement under the section titled “Compensation of Directors and Executive Officers,” (see subsection “Certain Relationships and Related Transactions,”) and is incorporated in this report by reference.

Item 14. Principal Accounting Fees and Services.

Independent Registered Public Accounting Firm

The Company has engaged Kesselman & Kesselman, Certified Public Accountants (Isr.), a member firm of PricewaterhouseCoopers International Limited, or PWC Israel, as its principal independent registered public accounting firm for the fiscal year ended December 31, 2019.

Policy on Pre-Approval of Audit and Permissible Non-Audit Services of Independent Registered Public Accounting Firm

Our Audit Committee is generally responsible for the oversight of our independent auditors’ work. The Audit Committee’s policy is to pre-approve all audit and non-audit services provided by PWC Israel. These services may include audit services, audit-related services, tax services and other services, as further described below. The Audit Committee sets forth the basis for its preapproval in detail, listing the particular services which are pre-approved, and setting forth a specific budget for such services. Additional services may be pre-approved by the Audit Committee on an individual basis. Once services have been pre-approved, PWC Israel and our management then report to the Audit Committee on a periodic basis regarding the extent of services actually provided in accordance with the applicable pre-approval, and regarding the fees for the services performed.

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

Principal Accountant Fees and Services

The following fees were billed by PWC Israel and affiliate firms for professional services rendered thereby for the year ended December 31, 2019 and by Somekh Chaikin, a member firm of KPMG International, or Somekh Chaikin, and affiliate firms for professional services rendered thereby for the year ended December 31, 2018 (in thousands):

	2019	2018
Audit Fees (1)	$155	$171
Audit-Related Fees (2)	-	4
Tax Fees (3)	$6	$16
All Other Fees (4)	$5	-
Total	$166	$191

(1)	The audit fees for the years ended December 31, 2019 and 2018, are the aggregate fees billed or billable (for the year) for the professional services rendered for the audits of our 2019 and 2018 annual consolidated financial statements, review of consolidated quarterly financial statements of 2019 and 2018, and services that are normally provided in connection with statutory audits of us and our subsidiaries, consents and assistance with review of documents filed with the SEC.

(2)	Audit-related fees for fiscal year 2018 consisted primarily of agreed upon procedures reports.

(3)	Tax fees are the aggregate fees billed (in the year) for professional services rendered for tax compliance and tax advice other than in connection with the audit.

(4)	All other fees are fees billed for accounting standard procedure.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

3.1	Amended and Restated Articles of Association (incorporated by reference to the Company’s report on Form 6-K filed with the SEC on October 31, 2013).

3.2	Memorandum of Association, dated February 14, 1990 (incorporated by reference to the Company’s Registration Statement on Form F-1, filed with the SEC on June 14, 2002).

4.1*	Description of Securities of the Company Registered under Section 12 of the Exchange Act.

10.1	Amended and Restated On Track Innovations Ltd. 2001 Share Option Plan (incorporated by reference to the Company’s proxy statement on Schedule 14A filed with the SEC on October 16, 2017). +

10.2	Form of Indemnification Agreement between the Company and its directors and officers (incorporated by reference to the Company’s report on Form 6-K filed with the SEC on October 31, 2013). +

10.3	Asset Purchase Agreement, dated August 14, 2013, by and between the Company and SuperCom Ltd. (incorporated by reference to the Company’s Annual Report on Form 10-K, filed with the SEC on March 31, 2014).

10.4	Personal Employment Agreement, dated November 5, 2019, by and between the Company and Yehuda Holtzman (incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on November 6, 2019). +

10.5	Personal and Special Employment Agreement dated February 27, 2018, by and between the Company and Assaf Cohen (incorporated by reference to the Company’s Annual Report on Form 10-K, filed with the SEC on March 29, 2017). +

10.6	Amendment to Personal Employment Agreement, dated September 30, 2019, by and between the Company and Assaf Cohen (incorporated by reference to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on November 13, 2019). +

10.7	Amended and Restated Executive Compensation Policy (incorporated by reference to the Company’s proxy statement on Schedule 14A filed with the SEC on August 23, 2019). +

10.8	Share Purchase Agreement dated December 23, 2019 by and among the Company, Jerry L. Ivy, Jr. Descendants’ Trust and certain other investors (incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on December 26, 2019).

10.9	Transition and Amendment to Employment Agreement, dated June 11, 2019, by and between the Company and Shlomi Cohen (incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on June 12, 2019).

21.1	List of Subsidiaries of the Company (incorporated by reference to the Company’s Annual Report on Form 10-K, filed with the SEC on March 25, 2019).

23.1*	Consent of Independent Registered Public Accounting Firm.

23.2*	Consent of Independent Registered Public Accounting Firm.

31.1*	Certification pursuant to Rule 13a-14(a)/15d-14(a) of Yehuda Holtzman.

31.2*	Certification pursuant to Rule 13a-14(a)/15d-14(a) of Assaf Cohen.

32.1**	Certification pursuant to 18 U.S.C. Section 1350 of Yehuda Holtzman.

32.2**	Certification pursuant to 18 U.S.C. Section 1350 of Assaf Cohen.

101*	The following materials from our Annual Report on Form 10-K for the year ended December 31, 2019 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Loss, (iv) the Consolidated Statements of Changes in Equity, (v) the Consolidated Statements of Cash Flows, and (vi) the Notes to the Consolidated Financial Statements, tagged as blocks of text and in detail.

*	Filed herewith.

**	Furnished herewith.

+	Management contract or compensation plan.

Item 16. Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

On Track Innovations Ltd.

Dated: March 24, 2020	By:	/s/ Yehuda Holtzman
Yehuda Holtzman
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Yehuda Holtzman	Chief Executive Officer (principal executive officer)	March 24, 2020
Yehuda Holtzman

/s/ Assaf Cohen	Chief Financial Officer (principal financial	March 24, 2020
Assaf Cohen	officer and principal accounting officer)

/s/ James Scott Medford	Chairman of the Board of Directors	March 24, 2020
James Scott Medford

/s/ William C. Anderson	Director	March 24, 2020
William C. Anderson

/s/ Eran Gilad	Director	March 24, 2020
Eran Gilad

/s/ Donna Seidenberg Marks	Director	March 24, 2020
Donna Seidenberg Marks

/s/ Michael Shanahan	Director	March 24, 2020
Michael Shanahan

/s/ Michael Soluri	Director	March 24, 2020
Michael Soluri

On Track Innovations Ltd.

and its Subsidiaries

Consolidated Financial Statements

as of December 31, 2019

On Track Innovations Ltd.

and its Subsidiaries

Consolidated Financial Statements as of December 31, 2019

Report of Independent Registered Public Accounting Firm

To the shareholders and the board of directors of

On Track Innovations Ltd.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of On Track Innovations Ltd. and its subsidiaries (the “Company”) as of December 31, 2019, and the related consolidated statements of operations, comprehensive loss, changes in equity and cash flows for the year then ended, including the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

Changes in Accounting Principle

As discussed on note 2(W) to the consolidated financial statements, the Company changed the manner in which it accounts for leases in 2019.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit of these consolidated financial statements in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provide a reasonable basis for our opinion.

Haifa, Israel	/s/ Kesselman & Kesselman
March 24, 2020	Certified Public Accountants (Isr.)
A member firm of PricewaterhouseCoopers International Limited

We have served as the Company's auditor since 2019.

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors

On Track Innovations Ltd.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheet of On Track Innovations Ltd. and its subsidiaries (hereinafter – “the Company”) as of December 31, 2018, the related consolidated statements of operations, comprehensive loss, changes in equity and cash flows for each of the years in the two-year period ended December 31, 2018, and the related notes (collectively, “the consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.

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

/s/ Somekh Chaikin

Certified Public Accountants (Isr.)

Member firm of KPMG International

We served as the Company’s auditor from 2002 to 2018.

Tel-Aviv, Israel

March 25, 2019

On Track Innovations Ltd.

and its Subsidiaries

Consolidated Balance Sheets

US dollars in thousands

	December 31
	2019	2018

Assets

Current assets
Cash and cash equivalents	$2,543	$4,827
Short-term investments	2,305	1,078
Trade receivables (net of allowance for doubtful accounts of $612 and $555 as of December 31, 2019 and December 31, 2018, respectively)	2,430	4,530
Other receivables and prepaid expenses	1,822	2,060
Inventories	3,332	3,527

Total current assets	12,432	16,022

Long term restricted deposit for employee benefits	477	451

Severance pay deposits	383	375

Property, plant and equipment, net	3,694	5,033

Intangible assets, net	733	241

Right-of-use assets due to operating leases	2,134	-

Total Assets	$19,853	$22,122

The accompanying notes are an integral part of these consolidated financial statements.

On Track Innovations Ltd.

and its Subsidiaries

Consolidated Balance Sheets

US dollars in thousands except share data

	December 31
	2019	2018

Liabilities and Equity

Current Liabilities
Short-term bank credit and current maturities of long-term bank loans	$2,478	$260
Trade payables	4,126	4,712
Other current liabilities	3,054	3,622
Total current liabilities	9,658	8,594

Long-Term Liabilities
Long-term loans, net of current maturities	22	39
Long-term liabilities due to operating leases, net of current maturities	1,483	-
Accrued severance pay	884	853
Deferred tax liability	416	445
Total long-term liabilities	2,805	1,337

Total Liabilities	12,463	9,931

Commitments and Contingencies

Equity
Shareholders’ Equity
Ordinary shares of NIS 0.1 par value: Authorized – 50,000,000 shares as of December 31, 2019 and 2018; issued: 47,963,076 and 42,473,076 shares as of December 31, 2019 and 2018, respectively; outstanding: 46,784,377 and 41,294,377 shares as of December 31, 2019 and 2018, respectively	1,226	1,068
Additional paid-in capital	225,970	225,022
Treasury shares at cost - 1,178,699 shares as of December 31, 2019 and 2018	(2,000)	(2,000)
Accumulated other comprehensive loss	((974	(956)
Accumulated deficit	(216,832)	(210,943)

Total Equity	7,390	12,191

Total Liabilities and Equity	$19,853	$22,122

The accompanying notes are an integral part of these consolidated financial statements.

On Track Innovations Ltd.

and its Subsidiaries

Consolidated Statements of Operations

US dollars in thousands except share and per share data

	Year ended December 31
	2019	2018	2017

Revenues
Sales	$9,983	$16,725	$16,252
Licensing and transaction fees	4,768	5,153	4,621

Total revenues	14,751	21,878	20,873

Cost of revenues
Cost of sales	7,455	10,710	10,456
Total cost of revenues	7,455	10,710	10,456

Gross profit	7,296	11,168	10,417
Operating expenses
Research and development	3,334	3,175	3,263
Selling and marketing	5,026	5,940	5,633
General and administrative	4,112	3,981	3,651
Other (income) expenses, net	(341)	33	52

Total operating expenses	12,131	13,129	12,599

Operating loss from continuing operations	(4,835)	(1,961)	(2,182)
Financial expenses, net	(397)	(228)	(341)

Loss from continuing operations before taxes on income	(5,232)	(2,189)	(2,523)

Income tax benefit, net	57	301	138

Net loss from continuing operations	(5,175)	(1,888)	(2,385)
Net (loss) income from discontinued operations	(714)	1,625	1,787

Net loss	$(5,889)	$(263)	$(598)

Basic and diluted net (loss) income attributable to shareholders per ordinary share
From continuing operations	$(0.12)	$(0.05)	$(0.06)
From discontinued operations	$(0.02)	$0.04	$0.05
	$(0.14)	$(0.01)	$(0.01)
Weighted average number of ordinary shares used in computing basic and diluted net (loss) income per ordinary share	41,385,856	41,268,984	41,109,875

The accompanying notes are an integral part of these consolidated financial statements.

On Track Innovations Ltd.

and its Subsidiaries

Consolidated Statements of Comprehensive Loss

US dollars in thousands

	Year ended December 31
	2019	2018	2017
Total comprehensive loss:
Net loss	$(5,889)	$(263)	$(598)
Foreign currency translation adjustments	(18)	(265)	545

Total comprehensive loss	$(5,907)	$(528)	$(53)

The accompanying notes are an integral part of these consolidated financial statements.

On Track Innovations Ltd.

and its Subsidiaries

Consolidated Statements of Changes in Equity

US dollars in thousands, except share data

					Accumulated
	Number of		Additional		other
	Shares	Share	paid-in	Treasury	comprehensive	Accumulated	Total
	issued	capital	capital	Shares	(loss) income	deficit	equity
Balance as of January 1, 2017	42,243,075	$1,061	$224,415	$(2,000)	$(1,236)	$(210,082)	$12,158

Changes during the year ended December 31, 2017:
Stock-based compensation	(**)45,000	1	253	-	-	-	254
Exercise of options	65,002	2	90	-	-	-	92
Foreign currency translation adjustments	-	-	-	-	545	-	545
Net loss	-	-	-	-	-	(598)	(598)

Balance as of December 31, 2017	42,353,077	$1,064	$224,758	$(2,000)	$(691)	$(210,680)	$12,451

Changes during the year ended December 31, 2018:
Stock-based compensation	(**)80,000	3	231	-	-	-	234
Exercise of options	39,999	1	33	-	-	-	34
Foreign currency translation adjustments	-	-	-	-	(265)	-	(265)
Net loss	-	-	-	-	-	(263)	(263)

Balance as of December 31, 2018	42,473,076	$1,068	$225,022	$(2,000)	$(956)	$(210,943)	$12,191

Changes during the year ended December 31, 2019:
Issuance of shares, net of issuance expenses of $111	(*)5,460,000	157	824	-	-	-	981
Stock-based compensation	(**)30,000	1	124	-	-	-	125
Foreign currency translation adjustments	-	-	-	-	(18)	-	(18)
Net loss	-	-	-	-	-	(5,889)	(5,889)

Balance as of December 31, 2019	47,963,076	$1,226	$225,970	$(2,000)	$(974)	$(216,832)	$7,390

(*)	See Note 11A.

(**)	See Note 11B.

The accompanying notes are an integral part of these consolidated financial statements.

On Track Innovations Ltd.

and its Subsidiaries

Consolidated Statements of Cash Flows

US dollars in thousands

	Year ended December 31
	2019	2018	2017
Cash flows from continuing operating activities
Net loss from continuing operations	$(5,175)	$(1,888)	$(2,385)
Adjustments required to reconcile net loss to net cash used in continuing operating activities:
Stock-based compensation related to options and shares issued to employees and others	125	234	254
(Gain) loss on sale of property and equipment	(328)	(37)	52
Accrued interest and linkage differences, net	(36)	19	(6)
Depreciation and amortization	1,270	1,328	1,172
Deferred tax benefits, net	(25)	(477)	(165)

Changes in operating assets and liabilities:
Change in accrued severance pay, net	23	(57)	45
Decrease (increase) in trade receivables, net	1,646	1,118	(124)
Decrease (increase) in other receivables and prepaid expenses	228	350	(838)
Decrease (increase) in inventories	184	(573)	110
Decrease in trade payables	(507)	(2,089)	(644)
Decrease in other current liabilities	(270)	(110)	(597)
Net cash used in continuing operating activities	(2,865)	(2,182)	(3,126)

Cash flows from continuing investing activities

Purchase of property and equipment and intangible assets	(1,155)	(756)	(532)
Proceeds from sale of property, plant and equipment	1,102	68	17
Change in short-term investments, net	(1,369)	1,495	1,773
Proceeds from restricted deposit for employee benefits	10	8	44
Net cash (used in) provided by continuing investing activities	(1,412)	815	1,302

Cash flows from continuing financing activities
Increase (decrease) in short-term bank credit, net	2,450	(3,554)	(335)
Repayment of long-term bank loans	(270)	(1,064)	(632)
Proceeds from issuance of shares, net of issuance expenses	981	-	-
Proceeds from exercise of options and warrants	-	34	92

Net cash provided by (used in) continuing financing activities	3,161	(4,584)	(875)

Cash flows from discontinued operations
Net cash (used in) provided by discontinued operating activities	(1,344)	750	2,311
Net cash provided by discontinued investing activities	-	2,750	-

Total net cash (used in) provided by discontinued operations	(1,344)	3,500	2,311

Effect of exchange rate changes on cash and cash equivalents	3	(243)	687

(Decrease) increase in cash, cash equivalents and restricted cash	(2,457)	(2,694)	299
Cash, cash equivalents and restricted cash - beginning of the year	5,105	7,799	7,500

Cash, cash equivalents and restricted cash at the end of the year	$2,648	$5,105	$7,799

The accompanying notes are an integral part of these consolidated financial statements.

On Track Innovations Ltd.

and its Subsidiaries

Consolidated Statements of Cash Flows (cont’d)

US dollars in thousands

	Year ended December 31
	2019	2018	2017
Supplementary cash flows information:
Cash paid during the period for:
Interest paid	$78	$121	$176
Income taxes paid	$150	$89	$61

Supplemental disclosures of non-cash flow information
Payables due to purchase of fixed assets	$73	$-	$-

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

The Company’s ordinary shares are listed for trading on the OTCQX market (formerly listed on the Nasdaq Capital Market until October 31, 2019).

At December 31, 2019, the Company operates in two operating segments: (a) Retail and Mass Transit Ticketing, and (b) Petroleum. See Note 15. During December 2018, the Company sold its medical smart cards operation - see Note 1B.

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

On April 20, 2016, the purchaser of the Smart ID division, SuperCom Ltd. (“SuperCom”), and the Company entered into a settlement agreement resolving certain litigation between SuperCom and the Company pursuant to which SuperCom paid the Company $2,050 and agreed to pay the Company up to $1,500 in accordance with and subject to a certain earn-out mechanism. In November 2017, the Company commenced an arbitration procedure with SuperCom, in which the Company claims that additional earn-out payments have not been paid to the Company. SuperCom raised claims against the Company during the arbitration for material damages. The evidence in the arbitration was heard on March 6, 2018, and an arbitration decision was issued on December 24, 2018 in the Company’s favor and denied SuperCom’s claims. The arbitrator ordered SuperCom to disclose the financial information regarding the earn-out payments that the Company is entitled to receive, and to pay the Company accordingly, or otherwise pay the Company the maximum earn-out amount, which equals $1,500 minus the earn-out amounts that were already paid by SuperCom to the Company. The arbitration verdict was approved as a court’s verdict in June 2019, but SuperCom failed to disclose the financial information in the way it should have done according to the arbitration decision. Therefore, in December 2019 the Company submitted a complementary claim to the arbitrator, asking for a final award that includes a final payment by SuperCom (as opposed to merely disclosing information).

As mentioned in Note 2U, the Company records the earn-out payments only when the consideration is determined to be realizable. The Company did not record or receive any contingent consideration during the years ended December 31, 2019, 2018 and 2017.

On Track Innovations Ltd.

and Subsidiaries

Notes to the Consolidated Financial Statements

In thousands, except share and per share data

Note 1 - General (cont’d)

B.	Divestiture of operations (cont’d)

2.	In December 2018, the Company completed the sale of its medical smart cards operation (“Medismart”) (formerly part of the Company’s “Other segment”) to Smart Applications International Limited (“Smart”) for a total price of $2,750. The Company has determined that the sale of the Medismart business qualifies as a discontinued operation. Accordingly, the results and the cash flows of this operation for all reporting periods are presented in the statements of operations and in the statements of cash flows, respectively, as discontinued operations separately from continuing operations (see also Note 14).

Note 2 - Significant Accounting Policies

The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

The significant accounting policies followed in the preparation of the financial statements, applied on a consistent basis, except the accounting policy as mentioned in Note 2W, are as follows:

A.	Liquidity and Capital Resources

The Company has had recurring losses and currently has an accumulated deficit as of December 31, 2019 of $216,832. The Company also has a payable balance on its short-term loan of $2,478 that is due within the next 12 months.

Since inception, the Company’s principal sources of liquidity have been revenues, proceeds from sales of equity securities, borrowings from banks, cash from the exercise of options and warrants as well as proceeds from the divestiture of part of the Company’s businesses. The Company had cash, cash equivalents and short-term investments representing bank deposits of $4,848 (of which an amount of $105 has been pledged as securities for certain items) as of December 31, 2019. The Company believes that it has sufficient capital resources to fund its operations for at least the next 12 months.

Further, as disclosed in Note 11A, if certain conditions are met, including the approval of the Company’s shareholders at the extraordinary general meeting of the shareholders that is scheduled for April 2020, the Company expects to receive funds in a total amount of up to $1,200 in consideration for the issuance of up to 6,000,000 Ordinary Shares, all in accordance with the terms and provisions of the Share Purchase Agreement (as defined in Note 11A below).

As of the reporting date, it is hard to assess the future influence of the Corona Virus on the Company. The Company believes that one impact of the Corona Virus on the Company may be a decrease in the Company’s revenues derived from Mass Transit activity in the Polish market. The Company is aware of no other material short term adverse influences on the Company. However, at this initial point in time, it is hard to predict what other impacts the Corona Virus may have on the Company.

B.	Financial statements in U.S. dollars

Substantially all of the Company’s and certain of its subsidiaries’ revenues are in U.S. dollars. A significant portion of purchases of materials, components and marketing costs are denominated in U.S. dollars. Therefore, both the functional and reporting currencies of the Company and certain of its subsidiaries are the U.S. dollar.

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

On Track Innovations Ltd.

and Subsidiaries

Notes to the Consolidated Financial Statements

In thousands, except share and per share data

Note 2 - Significant Accounting Policies (cont’d)

B.	Financial statements in U.S. dollars (cont’d)

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

C.	Principles of consolidation

The consolidated financial statements include the financial statements of the Company and its wholly-owned subsidiaries. Intercompany transactions and balances have been eliminated in consolidation.

D.	Estimates and assumptions

The preparation of the consolidated financial statements requires management of the Company to make a number of estimates and assumptions relating to the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the year. Such estimates include the valuation of useful lives of long-lived assets, revenue recognition, valuation of accounts receivable and allowance for doubtful accounts, valuation of inventories, legal contingencies, the assumptions whether renewal options of lease period of buildings will be exercised in the future, the assumptions used in the calculation of stock-based compensation, income taxes and other contingencies. Estimates and assumptions are periodically reviewed by management and the effects of any material revisions are reflected in the period that they are determined to be necessary. Actual results, however, may vary from these estimates.

E.	Cash equivalents

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

On Track Innovations Ltd.

and Subsidiaries

Notes to the Consolidated Financial Statements

In thousands, except share and per share data

Note 2 - Significant Accounting Policies (cont’d)

G.	Short-term investments

Short-term investments consist of:

(1)	Bank deposits whose maturities are longer than three months from the date of purchase, but not longer than one year from the balance sheet date.

(2)	Bank deposits whose maturities are less than three months from the date of purchase, but are intended to be held as bank deposits for more than three months.

(3)	Restricted bank deposits whose maturities are not longer than one year from the balance sheet date (for further details, see Note 9C).

H.	Inventories

Inventories are stated at the lower of cost or net realizable value. Cost is determined by calculating raw materials, work in process and finished products on a “moving average” basis. Net realizable value is defined as the “estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation.” Inventory write-offs are provided to cover risks arising from slow moving items or technological obsolescence. Such write-offs have been included in cost of revenues.

I.	Property, plant and equipment, net

Property, plant and equipment are stated at cost less accumulated depreciation. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets as follows:

Years
Buildings	25
Computers, software and manufacturing equipment	3-5
Office furniture and equipment	5-16
(mainly - 10)

Leasehold improvements are amortized by the straight-line method over the shorter of the lease term or the estimated useful economic life of such improvements.

J.	Impairment of long-lived assets

Long-lived assets, such as right-of-use assets due to operating leases, property, plant, and equipment, and intangible assets subject to amortization, are evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If circumstances require a long-lived asset to be tested for possible impairment, the Company first compares undiscounted cash flows expected to be generated by an asset to the carrying value of the asset. If the carrying value of the long-lived asset is not recoverable on an undiscounted cash flow basis, impairment is recognized to the extent that the carrying value exceeds its fair value. Fair value is determined through various valuation techniques including discounted cash flow models, quoted market values and third-party independent appraisals, as considered necessary.

On Track Innovations Ltd.

and Subsidiaries

Notes to the Consolidated Financial Statements

In thousands, except share and per share data

Note 2 - Significant Accounting Policies (cont’d)

K.	Revenue recognition

Accounting policy applicable before January 1, 2018:

The Group generates revenues from product sales manufactured based on the Company’s technology. In addition, the Company generates revenues from the technology it developed through transaction fee arrangements and licensing agreements. Revenues are also generated from non-recurring engineering, customer services and technical support.

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

Accounting policy applicable after January 1, 2018:

In May 2014, the Financial Accounting Standards Board (“FASB”) issued ASC Topic 606, Revenue from Contracts with Customers (“Topic 606”). The standard provides companies with a single model for use in accounting for revenue arising from contracts with customers and supersedes previous revenue recognition guidance, including industry-specific revenue guidance.

The Company has adopted Topic 606 commencing from January 1, 2018 on a modified retrospective basis. Results for reporting periods beginning after January 1, 2018 are presented under Topic 606, while prior period amounts are not adjusted and continue to be reported in accordance with historic accounting under Topic 605.

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

Topic 606 requires entities to follow a five-step process:

(1) Identify the contract(s) with a customer,

(2) Identify the performance obligations in the contract,

(3) Determine the transaction price,

(4) Allocate the transaction price to the performance obligations in the contract, and

(5) Recognize revenue when (or as) the entity satisfies a performance obligation.

On Track Innovations Ltd.

and Subsidiaries

Notes to the Consolidated Financial Statements

In thousands, except share and per share data

Note 2 - Significant Accounting Policies (cont’d)

K.	Revenue recognition (cont’d)

Accounting policy applicable after January 1, 2018 (cont’d):

The Company accounts for a contract with a customer when it has approval and commitment from both parties, the rights of the parties and payment terms are identified, the contract has commercial substance and collectability of consideration is probable.

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

Revenue is allocated among performance obligations in a manner that reflects the consideration that the Company expects to be entitled for the promised goods or services based on standalone selling prices “SSP”. SSP are estimated for each distinct performance obligation and judgment may be required in their determination. The best evidence of SSP is the observable price of a product or service when the Company sells the goods separately in similar circumstances and to similar customers.

The Company recognizes revenue when it satisfies a performance obligation by transferring control over a product or service to a customer. For an analysis of the performance obligations and the timing of revenue recognition, for each type of the contract, see also Note 10.

The new standard requires the Company to provide more robust disclosures than required by previous guidance. Such disclosures have been provided in Note 10.

In addition, when the Company has an unconditional right to receive proceeds before the performance obligation was fulfilled, it is now required to record receivables against contract liabilities.

L.	Research, development costs and intangible assets

Research and development costs, which consist mainly of labor costs, materials and subcontractors, are charged to operations as incurred.

In accordance with ASC Topic 350-40, “Internal Use Software”, the subsidiary in Poland capitalizes certain internal use software development costs associated with creating and enhancing internally developed software related to its operations. Software development activities generally consist of three stages (i) the research and planning stage, (ii) the application and development stage, and (iii) the post-implementation stage. Costs incurred in the research and planning stage and in the post-implementation stage are expensed as incurred. Costs incurred in the application and infrastructure development stage are capitalized. These costs include personnel and related employee benefits expenses for employees who are directly associated with the software development. These capitalized costs are amortized on a straight-line basis over the estimated useful life of 5 years upon initial release of the software. As of December 31, 2019, the capitalized internal use software development costs, net of accumulated amortization, are $483.

On Track Innovations Ltd.

and Subsidiaries

Notes to the Consolidated Financial Statements

In thousands, except share and per share data

Note 2 - Significant Accounting Policies (cont’d)

L.	Research, development costs and intangible assets (cont’d)

According to ASC Topic 350, “Intangibles - Goodwill and Other,” software that is part of a product or process to be sold to a customer shall be accounted for under ASC Subtopic 985-20. The Company’s products contain embedded software which is an integral part of these products because it allows the various components of the products to communicate with each other and the products are clearly unable to function without this coding. The costs of product certification are capitalized once technological feasibility is determined. The Company determines that technological feasibility for its products is reached after all high-risk development issues have been resolved. Once the products are available for general release to the Company’s customers, the Company ceases capitalizing the product certification costs and all additional costs, if any, are expensed. The capitalized product certification costs are amortized on a product-by-product basis using straight-line amortization, over a period of 3 years. The amortization begins when the products are available for general release to the Company’s customers. As of December 31, 2019, the capitalized certification costs, net of accumulated amortization, are $250.

Amortization expenses amounted to $202, $215 and $181 for the years ended December 31, 2019, 2018 and 2017, respectively. The amortization is presented within research and development in the consolidated statements of operations.

M.	Stock-based compensation

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

The Company estimates forfeitures based on historical experience.

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

Stock options and warrants in the amounts of 809,000, 1,501,000 and 1,535,000 outstanding as of the years ended December 31, 2019, 2018 and 2017, respectively, have been excluded from the calculation of the diluted net loss per ordinary share because all such securities have an anti-dilutive effect for all periods presented.

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

Severance pay expenses for the years ended December 31, 2019, 2018 and 2017 amounted to $275, $212 and $242, respectively. Defined contribution plan expenses were $231, $232 and $231 in the years ended December 31, 2019, 2018 and 2017, respectively.

R.	Advertising expenses

Advertising expenses are charged to the statements of operations as incurred. Advertising expenses for the years ended December 31, 2019, 2018 and 2017 amounted to $1,015, $1,367 and $1,254, respectively.

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

Most of the Company’s trade receivables are derived from sales to large and financially secure organizations. In determining the adequacy of the allowance, management bases its opinion, inter alia, on the estimated risks, current market conditions and in reliance on available information with respect to the debtor’s financial position. As for major customers, see Note 16. The Company acquires certain components of its products from single source manufacturers.

The activity in the allowance for doubtful accounts for the years ended December 31, 2019, 2018 and 2017 is as follows:

	2019	2018	2017
Allowance for doubtful accounts at beginning of year	$555	$568	$720
Additions charged to allowance for doubtful accounts	54	52	73
Write-downs charged against the allowance	(10)	(45)	(225)
Other	13	(20)	-
Allowance for doubtful accounts at end of year	$612	$555	$568

T.	Commitments and contingencies

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

The SmartID Division divesture and the Medismart divesture qualify as discontinued operations and therefore have been presented as such.

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

Notes to the Consolidated Financial Statements

In thousands, except share and per share data

Note 2 - Significant Accounting Policies (cont’d)

V.	Restricted Cash and Cash Equivalents in Statement of Cash Flows

In December 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash, which requires amounts generally described as restricted cash and restricted cash equivalents to be included within cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown in the statement of cash flows. The Company has adopted ASU 2016-18 commencing from January 1, 2018. The Company has applied the guidance retrospectively to all periods presented.

The following table provides a reconciliation of cash, cash equivalents, and restricted cash and cash equivalents reported within the accompanying consolidated balance sheets that sum to the total of the same such amounts presented in the accompanying consolidated statements of cash flows:

	December 31
	2019	2018	2017
Cash and cash equivalents	$2,543	$4,827	$6,742
Restricted cash and cash equivalents (*)	105	278	1,057
Total cash, cash equivalents, and restricted cash and cash equivalents presented in the statements of cash flows	$2,648	$5,105	$7,799

(*)	The restricted cash and cash equivalents are included in short-term investments in the accompanying consolidated balance sheets.

On Track Innovations Ltd.

and Subsidiaries

Notes to the Consolidated Financial Statements

In thousands, except share and per share data

Note 2 - Significant Accounting Policies (cont’d)

W.	Recently Adopted Accounting Pronouncements

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which supersedes ASC 840, Leases. This ASU requires lessees to recognize a right-of-use asset and lease liability on the balance sheet for most leases, whereas until December 31, 2018, only financing-type lease liabilities (capital leases) were recognized on the balance sheet. Right-of-use assets represent a company’s right to use an underlying asset for the lease term and lease liabilities represent a company’s obligation to make lease payments arising from the lease. Operating and finance lease right-of-use assets and liabilities are recognized at the commencement date based on the present value of lease payments over the lease term. The Company uses its incremental borrowing rate based on the information available at the commencement date to determine the present value of the lease payments.

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

The Company has adopted ASU 2016-02 commencing from January 1, 2019, under the effective date method. In accordance with the effective date method, comparative periods are not restated, and the Company needs to record a cumulative-effect adjustment within its accumulated deficit in the equity on January 1, 2019, without reclassification of previous financial statements. The new standard provides a number of optional practical expedients in transition. The Company elected the ‘package of practical expedients’, which permits the Company not to reassess its prior conclusions regarding lease identification, lease classification and initial direct costs under the new standard and also elected the practical expedient pertaining to the use-of hindsight. The new standard also provides practical expedients for an entity’s ongoing accounting. The Company also elected the practical expedient to not separate lease and non-lease components for all of the Company’s leases, other than leases of real estate. Additionally, following the adoption of the new standard and in subsequent measurements, the Company applies the portfolio approach to account for the operating lease right-of-use assets and liabilities for certain leases and incremental borrowing rates.

The Company did not have a cumulative-effect adjustment to retained earnings as a result of the adoption of the new standard. The adoption of this standard does not have a material impact on the results of operations and cash flows. See Note 17 for the impact on the balance sheet as of December 31, 2019, and additional disclosures, as required by the new standard.

On Track Innovations Ltd.

and Subsidiaries

Notes to the Consolidated Financial Statements

In thousands, except share and per share data

Note 2 - Significant Accounting Policies (cont’d)

X.	Recent accounting pronouncements

1.	In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326). The main objective of this ASU is to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. To achieve this objective, the amendments in this ASU replace the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. The amendments affect entities holding financial assets and net investment in leases that are not accounted for at fair value through net income. The amendments affect loans, debt securities, trade receivables, net investments in leases, off-balance-sheet credit exposures, reinsurance receivables, and any other financial assets not excluded from the scope that have the contractual right to receive cash. ASU 2016-13 is effective for the Company for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. Early adoption is permitted for fiscal years beginning after December 15, 2018. The Company currently does not expect the adoption of this accounting standard to have a material impact on its consolidated financial statements.

2.	In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (ASU 2019-12), which simplifies the accounting for income taxes. This ASU, among other things, removes the exception to the incremental approach for intraperiod allocation of tax expense when a company has a loss from continuing operations and income from other items that are not included in continuing operations, such as income from discontinued operations, or income recorded in other comprehensive income. The general rule under ASC 740-20-45-7 is that the tax effect of pretax income or loss from continuing operations should be determined by a computation that does not consider the tax effects of items that are not included in continuing operations. Previously, companies could consider the impact on a loss from continuing operations of items in discontinued operations or other comprehensive income. However, under the amended guidance, companies should not consider the effect of items outside of continuing operations in calculating the tax effect on continuing operations. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020. Early adoption is permitted, with the amendments to be applied on a retrospective, modified retrospective or prospective basis, depending on the specific amendment. The Company is currently evaluating the impact of adopting this guidance.

Note 3 - Short-term investments

Balances at December 31, 2019 and 2018 consist of bank deposits. The bank deposits bear weighted average annual interest of 1.82% as of December 31, 2019 (As of December 31, 2018 – 2.29%).

See Note 9C as to restrictions on certain deposits.

On Track Innovations Ltd.

and Subsidiaries

Notes to the Consolidated Financial Statements

In thousands, except share and per share data

Note 4 - Other Receivables and Prepaid Expenses

	December 31
	2019	2018
Government institutions	$414	$387
Prepaid expenses	224	226
Receivables under contractual obligations to be transferred to others (*)	330	349
Suppliers advance	544	932
Other receivables	310	166
	$1,822	$2,060

(*)	The Company’s subsidiary in Poland is required to collect certain fees that are to be transferred to local authorities.

Note 5 - Inventories

	December 31
	2019	2018
Raw materials	$1,497	$1,331
Finished products	1,835	2,196
	$3,332	$3,527

Note 6 - Property, Plant and Equipment, Net

A.	Consist of:

	December 31
	2019	2018
Cost
Buildings and leasehold improvements (*)	$278	$966
Computers, software and manufacturing equipment	15,630	16,052
Office furniture and equipment	253	153
Motor vehicles	173	195
Total cost	16,334	17,366

Total accumulated depreciation	12,640	12,333
	$3,694	$5,033

(*)	See also Note 12 in connection with sale of the building in South Africa.

B.	As to liens - See Note 9C.

C.	Depreciation expenses amounted to $1,068, $1,113 and $991 for the years ended December 31, 2019, 2018 and 2017, respectively.

On Track Innovations Ltd.

and Subsidiaries

Notes to the Consolidated Financial Statements

In thousands, except share and per share data

Note 7 - Other Current Liabilities

	December 31
	2019	2018
Employees and related expenses	$613	$1,042
Accrued expenses	887	921
Customer advances	111	141
Short-term liabilities due to operating leases and current maturities (**)	686	-
Other current liabilities	(*)757	(*)1,518
	$3,054	$3,622

(*)	The balances as of December 31, 2019 and 2018 include provisions in amounts of $552 and $1,370, as mentioned in Note 14 and Note 9E(1), respectively.

(**)	See Note 2W.

Note 8 - Bank Loans

A.	Composition of long-term loans:

	December 31
	2019	2018
Long-term loans (*)	$24	$299
Less - current maturities	2	260
	$22	$39

(*)	As of December 31, 2019, the bank loans are denominated in South African Rand.

B.	Composition of short-term loans, bank credit and current maturities of long-term loans:

	December 31	December 31
	2019	2019	2018
	%
	Interest rate
In U.S. Dollars (*)	3.60	$2,020	$-
In NIS	5.12	456	-
		2,476	-
Current maturities of long-term loans		2	260
		$2,478	$260

The weighted average interest rates of the short-term bank credit for the years ended December 31, 2019 and 2018 were 3.88% and 3.82%, respectively, per annum.

(*)	On May 24, 2019, ASEC S.A. (Spolka Akcyjna), the Polish subsidiary of the Company (hereinafter – “ASEC”), entered into a loan agreement with PKO Bank Polski, a Polish bank (hereinafter – “the Lender”). The agreement provides that the Lender will grant an overdraft facility to ASEC in the amount of $2,000. On May 24, 2019 the Lender loaned to ASEC the full amount of the loan, secured by certain assets of ASEC (hereinafter – “the Secured Loan”). The Secured Loan matures on May 23, 2020. The loan will be payable in full on maturity (with option of early repayment by ASEC) and the interest is paid on a monthly basis. The Secured Loan bears interest at an annual interest rate based on 1-month LIBOR plus a margin of 1.8%, or currently approximately 3.6% in total. The agreement includes customary events of default, including, among others, failures to repay any amounts due to the Lender, breaches or defaults under the terms of the agreement, etc. If an event of default occurs, the Lender may reduce the amount of the Secured Loan, demand an additional security or terminate the agreement.

C.	Liens for short-term and long-term loans - see Note 9C.

D.	As of December 31, 2019, the Group has authorized unused credit lines of $1,694.

On Track Innovations Ltd.

and Subsidiaries

Notes to the Consolidated Financial Statements

In thousands, except share and per share data

Note 9 - Commitments and Contingencies

A.	Commitments and Contingencies:

The Company has entered into several research and development agreements, pursuant to which the Company received grants from the Government of Israel, and are therefore obligated to pay royalties to the Government of Israel at a rate of 3%-3.5% of its sales up to the amounts granted (linked to the U.S. dollar with annual interest at LIBOR as of the date of approval, for programs approved from January 1, 1999 and thereafter). The total amount of grants received as of December 31, 2019, net of royalties paid, was approximately $3,400 (including accrued interest). No grants from the Government of Israel were received during the three-year period ended December 31, 2019.

During the years ended December 31, 2019 and 2018, there were no royalty expenses. Royalty expenses amounted to $111 for the year ended December 31, 2017, and were charged to cost of revenues.

B.	Leases

The Group operates from leased facilities in the United States, Israel, Poland and South Africa, leased for periods expiring in years 2020 through 2024.

Minimum future rentals of premises, including construction costs-reimbursement, that should be paid under non-cancelable operating lease agreements at rates in effect as of December 31, 2019 are as follows:

2020	$738
2021	675
2022	558
2023	322
2024	(*)543
$2,836

(*)	The table above includes, among other things, the minimum future rentals of the headquarter office in Yokne’am, Israel (in lieu of the previous leased headquarters building in Rosh Pina), that the Company has leased since January 2020, subsequent to the balance sheet date, due to the fact that its lease agreement was signed as of December 31, 2019. The operating lease period of this office is five years (excluding the extension-period, as mentioned in the agreement). The total annual rent expenses of this building, including management fees and excluding construction costs-reimbursement, is approximately NIS 595 ($172). The construction costs-reimbursement is approximately NIS 2,913 ($843), out of which 50% will be paid during the lease period. If the Company will lease this office during the extension-period of five years, the rest of 50% will be paid during the extension-period. Otherwise, the 50% will be paid at the end 2024, as taken into account in the table above.

See also Note 17.

C.	Liens

The Company and certain subsidiaries have recorded floating charges on all of its tangible assets in favor of banks.

The Company’s and certain subsidiaries’ manufacturing facilities and certain equipment have been pledged as security in respect of a loan received from a bank.

The Company’s short-term deposits in the amount of $105 have been pledged as security in respect of guarantees granted. Such deposits cannot be pledged to others or withdrawn without the consent of the bank.

On Track Innovations Ltd.

and Subsidiaries

Notes to the Consolidated Financial Statements

In thousands, except share and per share data

Note 9 - Commitments and Contingencies (cont’d)

D.	Guarantees

As of December 31, 2019, the Company granted performance guarantees and guarantees to secure customer advances in the sum of $404. The expiration dates of the guarantees range from April 2020 to September 2021.

E.	Legal claims

1.	In June 2013, prior to the Company’s divestiture of its SmartID division, Merwell Inc. (“Merwell”) filed a claim against the Company before an agreed-upon arbitrator alleging breach of contract in connection with certain commissions claimed to be owed to Merwell with respect to the division’s activities in Tanzania. These activities, along with all other activities of the SmartID division, were later assigned to and assumed by SuperCom in its purchase of the division. SuperCom undertook to indemnify the Company and hold it harmless against any liabilities the Company may incur in connection with Merwell’s consulting agreement and the arbitration. An arbitration decision was issued on February 21, 2016, awarding Merwell approximately $855 for outstanding commissions, plus expenses and legal fees. The arbitration decision had been appealed and the appeal was denied on June 17, 2018. In order to collect the award, Merwell filed a motion against the Company and the Nazareth District Court issued a judgment requiring the Company to pay Merwell an amount of NIS 5,080 (approximately $1,370) that was paid by the Company on January 8, 2019. As mentioned above, based on the agreement with SuperCom from April 2016 (which was granted an effect of a court judgment), SuperCom is liable for all the costs and liabilities arising out of this claim. Since SuperCom failed to pay the Company the amounts due, in February 2019 the Company initiated an arbitration process to collect from SuperCom, the amount paid to Merwell, as well as any complementary amounts, as may be ordered in the future.

The consolidated financial statements as of December 31, 2018, include a provision for the full amount paid. Despite the fact that, based on the assessment of the Company’s external legal counsel, the likelihood to succeed in the arbitration process (or other legal procedure in that matter) is high, the Company did not record an indemnification asset as of December 31, 2019 and December 31, 2018, in accordance with accounting standard ASC 450.

2.	On June 12, 2019, Merwell submitted a complementary claim against the Company in arbitration, with respect to the additional financial details that Merwell claims that the Company was ordered to provide according to the arbitration verdict from February 21, 2016, and additional payments that Merwell claims that the Company is obligated to pay Merwell. The said financial details refer to the quantity of smart driving licenses that Merwell claims were issued in the later period of a project in Tanzania in which Merwell claims to have provided services to the Company. Merwell claims that despite the Company’s failure to provide the details, Merwell obtained the details independently from other sources, and they indicate that the Company is obligated to pay Merwell an additional amount of approximately $1,618, and there might be additional amounts to be claimed in the future, as additional information might be found from time to time. On March 4, 2020, the Company submitted a response to this complementary claim, rejecting Merwell’s claims. As mentioned above, the Company is conducting in parallel a separate arbitration process against SuperCom in that matter, as the Company deems SuperCom to be liable for all the costs and liabilities arising out of this claim. Based on the assessment of the Company’s external legal counsel, given the preliminary stage of the procedure, it is difficult, at this point, to estimate the chances of Merwell’s claims for a complementary arbitration verdict.

On Track Innovations Ltd.

and Subsidiaries

Notes to the Consolidated Financial Statements

In thousands, except share and per share data

Note 9 - Commitments and Contingencies (cont’d)

E.	Legal claims (cont’d)

3.	In October 2013, a financial claim was filed against the Company and its then French subsidiary, Parx France (in this paragraph, together, the “Defendants”), in the Commercial Court of Paris, France (in this paragraph, the “Court”). The sum of the claim is €1,500 (approximately $1,708) and is based on the allegation that the plaintiff sustained certain losses in connection with Defendants not granting the plaintiff exclusive marketing rights to distribute and operate the Defendants’ PIAF Parking System in Paris and the Ile of France. On October 25, 2017, the Court issued its ruling in this matter dismissing all claims against the Company but ordering Parx France to pay the plaintiff €50 ($57) plus interest in damages plus another approximately €5 ($6) in other fees and penalties. The Company offered to pay the amounts mentioned above to the plaintiff in consideration for not filing future appeals. The Plaintiff rejected this offer and filed an appeal against Parx France and the Company claiming the sum of €503 ($573) plus interest and expenses. On November 7, 2019, our external legal counsel concluded that the appeal was inadmissible, and that it believed that the opposing claims would be dismissed. The appeal hearing is scheduled for May 4, 2020. Based on the assessment of the Company’s external legal counsel, the Company’s management is of the opinion that the chances of the appeal being approved against the Company are low.

4.	In July 2019, the Company received a request (the “Request”), to allow a petitioner to submit a class action, which concerns the petitioner’s claims that, inter alia, through the EasyPark card, drivers are permitted to exceed the quota of permitted hours in accordance with the instructions of various local authorities in Israel. The Request was submitted against a company (the “Buyer’s Company”) incorporated by the buyer of the assets (including the parking activity) of the Israeli subsidiaries of the Company (the “Company’s Subsidiaries”) and against two other companies that operate technological means for payment for public parking spaces scattered throughout the cities. Since the majority of potential claims against the Company’s Subsidiaries relate to the period following the sale of the Company’s Subsidiaries’ assets, including the parking activity, it appears that the Company’s exposure through this channel is limited. Furthermore, even if payment will be required, the buyer would be liable for the majority of such payment. Therefore the Company will not participate in such procedure at this stage. Based on the assessment of the Company’s external legal counsel, the exposure of the Company is low.

5.	Regarding additional legal claims please see Notes 1B(1) and 14.

On Track Innovations Ltd.

and Subsidiaries

Notes to the Consolidated Financial Statements

In thousands, except share and per share data

Note 10 - Revenues

Disaggregation of revenue

The following table disaggregates the Company’s revenue by major source based on categories that depict its nature and timing as reviewed by management for the years ended December 31, 2019 and 2018:

	Year ended December 31
	2019
	Retail and Mass Transit Ticketing	Petroleum	Total

Cashless payment products (A)	$6,156	$-	$6,156

Complete cashless payment solutions (B):
Sales of products (B1)	773	1,964	2,737
Licensing fees, transaction fees and services (B2)	4,580	1,278	5,858
	5,353	3,242	8,595
Total revenues	$11,509	$3,242	$14,751

	Year ended December 31
	2018
	Retail and Mass Transit Ticketing	Petroleum	Total
Cashless payment products (A)	$8,751	$-	$8,751

Complete cashless payment solutions (B):
Sales of products (B1)	2,986	3,794	6,780
Licensing fees, transaction fees and services (B2)	4,890	1,457	6,347
	7,876	5,251	13,127
Total revenues	$16,627	$5,251	$21,878

Performance obligations

Below is a listing of performance obligations for the Company’s main revenue streams:

A.	Cashless payment products –

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

Note 10 - Revenues (cont’d)

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

Contract balances

	December 31	December 31
	2019	2018
Trade receivables, net of allowance for doubtful accounts	$2,430	$4,530
Customer advances	$111	$141

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

On Track Innovations Ltd.

and Subsidiaries

Notes to the Consolidated Financial Statements

In thousands, except share and per share data

Note 11 - Equity

A.	Share capital

On December 23, 2019, the Company entered into a share purchase agreement (hereinafter – the “Agreement”) with Jerry L Ivy, Jr. Descendants Trust (hereinafter - “Ivy”) and two other investors who are members of the Company’s Board of Directors (collectively together with Ivy – “Investors”). The Agreement relates to a private placement of an aggregate of up to 12,500,000 ordinary shares of the Company for aggregate gross proceeds to the Company of up to $2,500.

As part of this Agreement, on December 2019 and January 2020 (subsequent to the balance sheet date), the Company issued 5,460,000 and 1,040,000 ordinary shares, respectively, for aggregate gross proceed of $1,092 and $208, respectively. The issuance costs were approximately $111 during 2019. Under the term of the Agreement and following the issuance of those shares, the Company agreed to appoint one representative to its Board of Directors, designated by Ivy. Also, pursuant to the Agreement, Ivy has a right to purchase any future equity securities offered by the Company, except with respect to certain exempt issuances as set forth in the Agreement.

The issuance of the remainder 6,000,000 ordinary shares (hereinafter – the “Subsequent Closing”) for aggregate gross proceeds of $1,200 is subject, among other things, to the Company obtaining approval from its shareholders to an increase in the number of the ordinary shares authorized for issuance from 50,000,000 to 100,000,000, the issuance of the ordinary shares to Ivy following which Ivy will hold 25% or more of the total voting rights at the general meeting of the shareholders of the Company and to the election of the representative to the Board of Directors, designated by Ivy. In addition, pursuant to the terms of the Agreement, after the Subsequent Closing occurs, at Ivy’s election, the Board shall appoint an additional representative designated by Ivy; provided, however, that the appointment of such designee shall remain valid through the next general meeting of the Company’s shareholders or as set forth in the Articles of Association of the Company.

The Subsequent Closing may be terminated by the Company or Investors by written notice to the other parties if, among other, the Subsequent Closing has not been consummated by April 30, 2020.

B.	Shares to non-employees

During 2019, 2018 and 2017, the Company granted its consultants 30,000, 80,000 and 45,000 ordinary shares, respectively. The expenses that are recognized due to these grants are immaterial and are presented within ‘stock-based compensation’ in the statement of changes in equity.

C.	Stock option plans

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

The fair value of each option granted to employees during 2019, 2018 and 2017 was estimated on the date of grant, using the Black-Scholes model and the following assumptions:

	Year ended December 31
	2019	2018	2017
Expected dividend yield	0%	0%	0%
Expected volatility	78%-88%	69%-81%	67%-74%
Risk-free interest rate	1.63%-2.47%	1.92%-2.84%	1.35%-1.83%
Expected life - in years	2.44	2.33	2.45

1.	Dividend yield of zero percent for all periods.

2.	Expected average volatility represents a weighted average standard deviation rate for the price of the Company’s ordinary shares on Nasdaq and on the OTCQX market, as applicable.

3.	Risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant.

4.	Estimated expected lives are based on historical grants data.

The Company’s options activity during 2019 (including options to non-employees) and information as to options outstanding and options exercisable as of December 31, 2019 and 2018 are summarized in the following table:

	Number of options outstanding	Weighted average exercise price per share	Aggregate intrinsic value
Outstanding – December 31, 2018	1,461,000	$1.24
Options granted	260,000	0.51
Options expired or forfeited	(912,000)	1.31
Outstanding – December 31, 2019	(*)809,000	$0.93	-

Exercisable as of:

December 31, 2019	505,657	$1.06	-

(*)	As of December 31, 2019, the shareholders meeting has not yet converged in order to approve a grant of 450,000 options to the Company’s Chief Executive Officer (hereinafter – “CEO”). Therefore, the options outstanding as of December 31, 2019, do not include those options. Each option shall be exercisable upon payment of the exercise price which will be equal to the average closing price of the share of Company during the trading days over the 30 calendar days prior to the date when the CEO’s employment agreement will be approved by the Company’s Shareholders. The options will be subject to a three-year vesting period starting on the CEO employment commencement date so that each portion of 150,000 options shall vest on each of the first, second and third anniversaries of the commencement date.

The weighted average grant date fair value of options granted is $0.19, $0.46 and $0.66 per option during 2019, 2018 and 2017, respectively.

On Track Innovations Ltd.

and Subsidiaries

Notes to the Consolidated Financial Statements

In thousands, except share and per share data

Note 11 - Equity (cont’d)

C.	Stock option plans (cont’d)

The following table summarizes information about options outstanding and exercisable (including options to non-employees) as of December 31, 2019:

	Options outstanding			Options Exercisable
	Number	Weighted		Number	Weighted
	outstanding	average	Weighted	Outstanding	average	Weighted
	as of	remaining	Average	As of	remaining	Average
Range of	December 31,	contractual	Exercise	December 31,	contractual	Exercise
exercise price	2019	life (years)	Price	2019	life (years)	Price
$0.44-0.90	333,000	3.54	$0.61	110,995	1.78	$0.77
$1.07-1.68	476,000	2.40	$1.15	394,662	2.30	$1.14
	809,000	2.87		505,657	2.19

No options were exercised in 2019. The total exercise date intrinsic value of options exercised during the years ended December 31, 2018 and 2017, was $16 and $32, respectively.

As of December 31, 2019, there was $90 of total unrecognized compensation cost related to non-vested stock-based compensation arrangements. That cost is expected to be recognized over a weighted-average period of 1.11 years. The total fair value of shares vested during the year ended December 31, 2019 was $157.

During 2019, 2018 and 2017, the Company recorded stock-based compensation expenses in the amount of $125, $234 and $254, respectively, in accordance with ASC Topic 718.

Stock-based compensation expenses are not deductible for tax purposes.

D.	Warrants

1.	During 2019, 40,000 warrants expired.

2.	As of December 31, 2019, there are no outstanding warrants.

Note 12 - Supplemental statement of operations data

Other (income) expenses, net

Consists of:

	Year ended December 31.
	2019	2018	2017
(Gain) loss on sale of property and equipment, net (*)	(328)	(37)	52
Consulting fees	-	70	-
Other	(13)	-	-
Other (income) expenses, net	$(341)	$33	$52

(*)	In March 2019, OTI Petrosmart (Pty), Ltd., the South African subsidiary (hereinafter – “Petrosmart”), entered into an agreement pursuant to which Petrosmart agreed to sell its head office in Cape Town, South Africa, to a third party for consideration of Rand 15,500 (approximately $1,100), and Petrosmart agreed to lease back this building for its current operations. The sale has been completed and the operating lease commenced during the third quarter of 2019. The leaseback period is three years. The annual rent for the first year is approximately Rand 1,800 (approximately $128) and will be increased by 8.5% each year. Petrosmart has the right to extend the lease by two years. The Company recognized a profit in the amount of approximately $328 during the third quarter of 2019 due to the sale of the building.

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

Presented hereunder are the standard tax rates in Israel in the years 2017-2019:

2019 – 23%

2018 – 23%

2017 – 24%

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

The deferred tax balances as at December 31, 2019, 2018 and 2017 were calculated according to the new tax rates, at the tax rate expected to apply on the date of reversal.

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

On December 22, 2017, the U.S. Tax Cuts and Jobs Act (the “Tax Legislation”) was enacted in the United States. Except for certain provisions, the Tax Legislation was effective for tax years beginning on or after January 1, 2018. The Tax Legislation significantly revised several sections of the U.S. Internal Revenue Code including, among other things, lowering the corporate income tax rate from 35% to 21% effective January 1, 2018, limiting deductibility of interest expense and implementing a modified territorial tax system that imposes a repatriation tax on deemed repatriated earnings of foreign subsidiaries. The main effect on the Company’s U.S. subsidiary was the lowering the corporate income tax rate from 35% to 21%, which did not have a material effect on the Company’s financial statements.

C.	Deferred tax assets and liabilities:

	December 31	December 31
	2019	2018
Deferred tax assets:
Carryforward losses	$46,102	$44,926
Other	766	763
Total gross deferred tax assets	46,868	45,689
Less – valuation allowance	(46,868)	(45,689)
Net deferred tax assets	$-	$-
Deferred tax liability -
Other *	(416)	(445)
Net deferred tax liability	$(416)	$(445)

*	Relates mainly to property, plant and equipment.

On Track Innovations Ltd.

and Subsidiaries

Notes to the Consolidated Financial Statements

In thousands, except share and per share data

Note 13 - Income Taxes (cont’d)

C.	Deferred tax assets and liabilities (cont’d)

The net changes in the total valuation allowance for each of the years ended December 31, 2019, 2018 and 2017, are comprised as follows:

	Year ended December 31
	2019	2018	2017

Balance at beginning of year	$45,689	$46,024	$46,450

Additions during the year from Continuing operations	1,233	122	413
Changes due to amendments to tax laws and applicable future tax rates, see Note 13A(3)	-	-	(518)
Discontinued operations - see Note 1B	164	(5)	(239)
Tax from previous years	(169)	(310)	(312)
Exchange rate differences on carryforward losses	13	(20)	244
Adjustments to beginning-of-the-year balance due to utilization of carryforward losses in certain subsidiaries	-	-	(16)
Deferred intercompany transactions	(44)	(122)	-
Other changes	(18)	-	2
Balance at end of year	$46,868	$45,689	$46,024

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

D.	As of December 31, 2019, the operating loss carry-forwards and capital loss carryforwards relating to Israeli companies amounted to $159,815 and $37,375, respectively. Operating losses in Israel may be carried forward indefinitely to offset against future taxable operational income. Under the Income Tax (Inflationary Adjustments) Law, 1985, and based on the Company’s election (see Note 13A(1)), tax loss carry-forwards are denominated in U.S. dollars.

Net operating carry-forward losses relating to non-Israeli companies aggregate $3,347, which will expire as follows: 2027 - $2,814 and 2028- $533.

E.	The Company has not recognized a deferred tax liability for the undistributed earnings of its foreign subsidiaries that arose in 2019 and prior years, because the Company considers these earnings to be indefinitely reinvested. These undistributed earnings will be taxed upon distribution, if at all. A deferred tax liability will be recognized when the Company can no longer demonstrate that it plans to indefinitely reinvest these undistributed earnings. As of December 31, 2019, the undistributed earnings of these foreign subsidiaries were $4,594. It is impracticable to determine the additional taxes payable when these earnings are remitted.

On Track Innovations Ltd.

and Subsidiaries

Notes to the Consolidated Financial Statements

In thousands, except share and per share data

Note 13 - Income Taxes (cont’d)

F.	Income tax expenses allocated to continuing operations are as follows:

	Year ended December 31
	2019	2018	2017
Current income tax expenses	$(96)	$(161)	$(14)
Current income tax benefits (expenses) from previous years	128	(15)	(13)
Deferred tax benefit	25	477	165

Income tax benefit, net	$57	$301	$138

Income tax expenses included in discontinued operations expenses are $515 and $212 for the years ended December 31, 2018 and 2017. The net loss from discontinued operations for the year ended December 31, 2019, does not include income tax expenses.

Reported income tax expense for the years ended December 31, 2019, 2018 and 2017 differed from the amounts that would result from applying the Israeli statutory tax rates of 23%, 23% and 24%, respectively, to loss from continuing operations before taxes on income, as a result of the following:

	Year ended December 31
	2019	2018	2017
Computed “expected” income tax benefit	$1,203	$503	$606
Decrease in income tax benefit resulting from:
Change in valuation allowance, net	(1,233)	(122)	(413)
Nondeductible stock-based compensation related to options issued to employees	(29)	(53)	(61)
Other nondeductible expenses	(19)	(3)	(22)
Tax from previous years	128	(15)	(13)
Other	7	(9)	41
Reported income tax benefit	$57	$301	$138

G.	Loss from continuing operations before taxes on income consists of the following:

	Year ended December 31
	2019	2018	2017
Israel	$(5,526)	$(2,765)	$(2,906)
Non-Israel	294	576	383
	$(5,232)	$(2,189)	$(2,523)

On Track Innovations Ltd.

and Subsidiaries

Notes to the Consolidated Financial Statements

In thousands, except share and per share data

Note 13 - Income Taxes (cont’d)

H.	Unrecognized tax benefits

As of December 31, 2019, 2018 and 2017, the Company did not have any unrecognized tax benefits. In addition, the Company does not expect that the amount of unrecognized tax benefits will change significantly within the next twelve months.

For the years ended December 31, 2019, 2018 and 2017, no interest and penalties related to unrecognized tax benefits have been accrued.

The Company and its major subsidiaries file income tax returns in Israel, Poland and South Africa. With few exceptions, the income tax returns of the Company and its major subsidiaries are open to examination by the Israeli and the respective foreign tax authorities for the tax years beginning in 2014.

Note 14 - Discontinued operations

As described in Note 1B, the Company divested its interest in the SmartID division and the Medismart activity and presented these activities as discontinued operations.

Set forth below are the results of the discontinued operations:

	Year ended December 31
	2019	2018	2017
Revenues	$-	$1,722	$1,509
Expenses	(232)	(1,381)	(1,068)
Other (loss) income, net	(*)(482)	(**)1,284	(*)1,346
Net (loss) income from discontinued operations	$(714)	$1,625	$1,787

(*)	During the year ended December 31, 2017, the Company recorded $1,346 as ‘other income, net’ within the net income from discontinued operations based on a judgment issued by the Israeli Central District Court regarding the Company’s lawsuit against Harel Insurance Company Ltd. (“Harel”) for damages incurred by the Company due to flooding in a subcontractor’s manufacturing site in 2011. The judgment determined that an amount of $1,600, net be awarded to cover the Company’s damages. On October 10, 2017, Harel submitted its appeal of the judgment to the Israeli Supreme Court as well as a request for stay of judgment.

On January 26, 2020, subsequent to the balance sheet date, Harel and the Company agreed to the offer of the Israeli Supreme Court, as made by way of settlement in which the Company will pay back to Harel the sum of NIS 1,907 (approximately $553) in three monthly equal installments starting February 26, 2020. The consolidated financial statements as of December 31, 2019, include provision in the amount of $553, out of which $482 is presented as ‘other income, net’ within the net loss from discontinued operations and $71 is presented as ‘general and administrative expenses’ within the net loss from continuing operations.

(**)	During the year ended December 31, 2018, the total gain from the Medismart operation divesture, net of transaction costs, amounted to $2,639. This gain together with the expense in the amount of $1,355 that derives from a loss contingency, as mentioned in Note 9E(1), are included in ‘other income, net’ within the net income from discontinued operations.

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

Notes to the Consolidated Financial Statements

In thousands, except share and per share data

Note 15 - Operating segments (cont’d)

	Year ended December 31, 2019
	Retail and Mass Transit Ticketing	Petroleum	Consolidated

Revenues	$11,509	$3,242	$14,751
Reportable segment gross profit *	6,583	1,501	8,084
Reconciliation of reportable segment gross profit to gross profit for the period
Depreciation			(783)
Stock-based compensation			(5)
Gross profit for the period			$7,296

	Year ended December 31, 2018
	Retail and Mass Transit Ticketing	Petroleum	Consolidated

Revenues	$16,627	$5,251	$21,878
Reportable segment gross profit *	9,441	2,557	11,998
Reconciliation of reportable segment gross profit to gross profit for the period
Depreciation			(826)
Stock-based compensation			(4)
Gross profit for the period			$11,168

	Year ended December 31, 2017
	Retail and Mass Transit Ticketing	Petroleum	Consolidated

Revenues	$15,755	$5,118	$20,873
Reportable segment gross profit *	8,623	2,552	11,175
Reconciliation of reportable segment gross profit to gross profit for the period
Depreciation			(757)
Stock-based compensation			(1)
Gross profit for the period			$10,417

*	Gross profit as reviewed by the CODM represents gross profit, adjusted to exclude depreciation and stock-based compensation.

On Track Innovations Ltd.

and Subsidiaries

Notes to the Consolidated Financial Statements

In thousands, except share and per share data

Note 16 - Geographic Information and Major Customers

The data is presented in accordance with ASC Topic 280, “Segment reporting.”

	Year ended December 31
	2019	2018	2017
Revenues by geographical areas from external customers
Americas	$3,625	$7,914	$7,167
Asia	1,074	3,122	3,421
Africa	2,087	2,447	2,814
Europe	7,965	8,395	7,295
Total export	14,751	21,878	20,697
Domestic (Israel)	-	-	176
	$14,751	$21,878	$20,873

	December 31	December 31
	2019	2018
Long lived assets by geographical areas
Domestic (Israel)	$1,846	$686
Poland	3,992	3,704
South Africa	496	884
America	19	-
	$6,353	$5,274

Major Customers

	Year ended December 31
	2019	2018	2017
	%	%	%
Major Customers by percentage from total revenues
Customer A	21%	15%	16%
Customer B	0%	9%	12%
Customer C	4%	11%	11%
Customer D	15%	7%	4%

*	The revenues derived from those three customers are presented within the revenues from the Retail and Mass Transit Ticketing.

Note 17 - Leases

The Company leases a limited number of assets, mainly offices and cars for use in its operations. The Company adopted the new accounting standard ASC 842, “Leases”, and all the related amendments on January 1, 2019 and used the effective date as Company’s date of initial application.

As of December 31, 2019, right-of-use assets due to operating leases are $2,134 (as of January 1, 2019 - $1,572) and the liabilities due to operating leases are $2,169 (as of January 1, 2019 - $1,572), out of which $1,483 are classified as long-term liabilities and $686 are classified as current liabilities (see Note 7).

The Company includes renewal options that it is reasonably certain to exercise in the measurement of the lease liabilities. The remaining operating lease periods of the leases range from less than one year to six years as of December 31, 2019. The weighted average remaining lease term is 1.7 years as of December 31, 2019.

On Track Innovations Ltd.

and Subsidiaries

Notes to the Consolidated Financial Statements

In thousands, except share and per share data

Note 17 - Leases (cont’d)

The Company does not record right-of-use asset and operating lease liability regarding the building in Yokne’am (Israel), as mentioned in Note 9B, in its consolidated financial statements as of December 31, 2019, due to the fact that the commencement date of the lease period is in January 2020, subsequent to the balance sheet date. The Company expects an increase of approximately $1,800 in the right-of-use assets and in the lease liabilities on the first-time-recognition of this lease.

The following is a schedule of the maturities of operating lease liabilities for the next five years as of December 31, 2019, and thereafter, as were taken into account in the calculation of the operating lease liabilities as of December 31, 2019:

2020	$821
2021	689
2022	496
2023	191
2024	118
Thereafter	29
Total leases payments	2,344
Less - discount	175
Operating lease liabilities	$2,169

As of December 31, 2019, the weighted average discount rate of the operating leases is approximately 5.3%.

Operating lease costs and cash paid for amounts included in the measurement of the lease liabilities were approximately $900 during the year ended December 31, 2019. Operating lease costs include fixed payments and variable payments that depend on an index or rate. There are no other significant variable lease payments.

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

Note 18 - Subsequent events

Regarding the issuance of 1,040,000 ordinary shares for aggregate gross proceed of $208 in January 2020, please see Note 11A.