Form 10-Q
period 2020-03-31
ON TRACK INNOVATIONS LTD
filed 2020-05-12
CIK 1021604

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

Yes ☐     No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 53,824,377 Ordinary Shares outstanding as of May 8, 2020.

ON TRACK INNOVATIONS LTD.

i

PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements.

ON TRACK INNOVATIONS LTD. AND ITS SUBSIDIARIES

INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As of March 31, 2020

(Unaudited)

On Track Innovations Ltd.

and its Subsidiaries

Interim Unaudited Condensed Consolidated Financial Statements as of March 31, 2020

On Track Innovations Ltd.

and its Subsidiaries

Interim Unaudited Condensed Consolidated Balance Sheets

US dollars in thousands except share data

	March 31	December 31
	2020	2019
Assets

Current assets
Cash and cash equivalents	$2,637	$2,543
Short-term investments	805	2,305
Trade receivables (net of allowance for doubtful accounts of $600 and $612 as of March 31, 2020 and December 31, 2019, respectively)	3,043	2,430
Other receivables and prepaid expenses	1,601	1,822
Inventories	3,025	3,332

Total current assets	11,111	12,432

Long term restricted deposit for employee benefits	462	477

Severance pay deposits	371	383

Property, plant and equipment, net	3,371	3,694

Intangible assets, net	740	733

Right-of-use assets due to operating leases	3,728	2,134

Total Assets	$19,783	$19,853

The accompanying notes are an integral part of these interim unaudited condensed consolidated financial statements.

On Track Innovations Ltd.

and its Subsidiaries

Interim Unaudited Condensed Consolidated Balance Sheets

US dollars in thousands except share data

	March 31	December 31
	2020	2019
Liabilities and Equity

Current Liabilities
Short-term bank credit and current maturities of long-term bank loans	$2,609	$2,478
Trade payables	3,094	4,126
Other current liabilities	3,337	3,054

Total current liabilities	$9,040	$9,658

Long-Term Liabilities
Long-term loans, net of current maturities	18	22
Long-term liabilities due to operating leases, net of current maturities	2,861	1,483
Accrued severance pay	864	884
Deferred tax liability	361	416
Total long-term liabilities	4,104	2,805

Total Liabilities	13,144	12,463

Commitments and Contingencies, see note 6

Equity

Ordinary shares of NIS 0.1 par value: Authorized – 50,000,000 shares as of March 31, 2020 and December 31, 2019; issued: 49,003,076 and 47,963,076 shares as of March 31, 2020 and December 31, 2019, respectively; outstanding: 47,824,377 and 46,784,377 shares as of March 31, 2020 and December 31, 2019, respectively	1,256	1,226
Additional paid-in capital	226,152	225,970
Treasury shares at cost - 1,178,699 shares as of March 31, 2020 and December 31, 2019	(2,000)	(2,000)
Accumulated other comprehensive loss	(1,268)	(974)
Accumulated deficit	(217,501)	(216,832)
Total Equity	6,639	7,390

Total Liabilities and Equity	$19,783	$19,853

The accompanying notes are an integral part of these interim unaudited condensed consolidated financial statements.

On Track Innovations Ltd.

and its Subsidiaries

Interim Unaudited Condensed Consolidated Statements of Operations

US dollars in thousands except share and per share data

	Three months ended March 31
	2020		2019
Revenues
Sales		$3,396		$1,722
Licensing and transaction fees		1,055		1,291

Total revenues		4,451		3,013

Cost of revenues
Cost of sales		2,273		1,370
Total cost of revenues		2,273		1,370

Gross profit		2,178		1,643
Operating expenses
Research and development		898		871
Selling and marketing		1,162		1,285
General and administrative		957		965

Total operating expenses		3,017		3,121

Operating loss from continuing operations		(839)		(1,478)
Financial income (expenses), net		168		(69)

Loss from continuing operations before taxes on income		(671)		(1,547)

Income tax benefits (expenses)		13		(5)

Loss from continuing operations		(658)		(1,552)
Loss from discontinued operations		(11)		(193)

Net loss		$(669)		$(1,745)

Basic and diluted net loss attributable to shareholders per ordinary share
From continuing operations		$(0.01)		$(0.04)
From discontinued operations	$	*	$	*
		$(0.01)		$(0.04)
Weighted average number of ordinary shares used in computing basic and diluted net loss per ordinary share		47,790,091		41,294,377

* Less than $0.01 per ordinary share.

The accompanying notes are an integral part of these interim unaudited condensed consolidated financial statements.

On Track Innovations Ltd.

and its Subsidiaries

Interim Unaudited Condensed Consolidated Statements of Comprehensive Loss

US dollars in thousands

	Three months ended March 31
	2020	2019

Total comprehensive loss:
Net loss	$(669)	$(1,745)
Foreign currency translation adjustments	(294)	(63)

Total comprehensive loss	$(963)	$(1,808)

The accompanying notes are an integral part of these interim unaudited condensed consolidated financial statements.

On Track Innovations Ltd.

and its Subsidiaries

Interim Unaudited Condensed Consolidated Statements of Changes in Equity

US dollars in thousands

	Number of Shares issued	Share capital	Additional paid-in capital	Treasury Shares (at cost)	Accumulated other comprehensive Income (loss)	Accumulated deficit	Total equity

Balance as of December 31, 2018	42,473,076	$1,068	$225,022	$(2,000)	$(956)	$(210,943)	$12,191

Changes during the three month period ended March 31, 2019:

Stock-based compensation	-	-	46	-	-	-	46
Foreign currency translation adjustments	-	-	-	-	(63)	-	(63)
Net loss	-	-	-	-	-	(1,745)	(1,745)
Balance as of March 31, 2019	42,473,076	$1,068	$225,068	$(2,000)	$(1,019)	$(212,688)	$10,429

Balance as of December 31, 2019	47,963,076	$1,226	$225,970	$(2,000)	$(974)	$(216,832)	$7,390

Changes during the three month period ended March 31, 2020:

Issuance of shares, net of issuance costs of $8	1,040,000	30	170	-	-	-	200
Stock-based compensation	-	-	12	-	-	-	12
Foreign currency translation adjustments	-	-	-	-	(294)	-	(294)
Net loss	-	-	-	-	-	(669)	(669)
Balance as of March 31, 2020	49,003,076	$1,256	$226,152	$(2,000)	$(1,268)	$(217,501)	$6,639

The accompanying notes are an integral part of these interim unaudited condensed consolidated financial statements.

On Track Innovations Ltd.

and its Subsidiaries

Interim Unaudited Condensed Consolidated Statements of Cash Flows

US dollars in thousands

	Three months ended March 31
	2020	2019
Cash flows from continuing operating activities
Net loss from continuing operations	$(658)	$(1,552)
Adjustments required to reconcile net loss to net cash provided by continuing operating activities:
Stock-based compensation related to options issued to employees and others	12	46
Gain on sale of property and equipment, net	-	(2)
Accrued interest and linkage differences, net	(156)	(12)
Depreciation and amortization	307	320
Deferred tax benefits, net	(15)	(10)
Changes in operating assets and liabilities:
Change in accrued severance pay, net	(8)	29
(Increase) decrease in trade receivables, net	(697)	1,323
Decrease in other receivables and prepaid expenses	142	264
Decrease (increase) in inventories	274	(457)
(Decrease) increase in trade payables	(917)	423
Increase (decrease) in other current liabilities	584	(186)
Net cash (used in) provided by continuing operating activities	(1,132)	186

Cash flows from continuing investing activities
Purchase of property and equipment and intangible assets	(168)	(163)
Proceeds from sale of property, plant and equipment	-	10
Change in short-term investments, net	1,508	6
Proceeds from restricted deposit for employee benefits	-	10
Net cash provided by (used in) continuing investing activities	1,340	(137)

Cash flows from continuing financing activities
Increase in short-term bank credit, net	160	372
Repayment of long-term loans	(5)	(119)
Proceeds from issuance of shares, net of issuance costs	200	-
Net cash provided by continuing financing activities	355	253

Cash flows from discontinued operations
Net cash used in discontinued operating activities	(334)	(1,231)

Total net cash used in discontinued operations	(334)	(1,231)

Effect of exchange rate changes on cash and cash equivalents	(135)	(57)

Increase (decrease) in cash, cash equivalents and restricted cash	94	(986)
Cash, cash equivalents and restricted cash - beginning of the period	2,648	5,105

Cash, cash equivalents and restricted cash - end of the period	$2,742	$4,119

The accompanying notes are an integral part of these interim unaudited condensed consolidated financial statements.

On Track Innovations Ltd.

and its Subsidiaries

Interim Unaudited Condensed Consolidated Statements of Cash Flows (cont’d)

US dollars in thousands

	Three months ended March 31
	2020	2019
Supplementary cash flows activities:
Cash paid during the period for:
Interest paid	$23	$4
Income taxes paid	$31	$69

Supplemental disclosures of non-cash flow information
Payables due to purchase of property and equipment and intangible assets	$174	$-

The accompanying notes are an integral part of these interim unaudited condensed consolidated financial statements.

On Track Innovations Ltd.

and its Subsidiaries

Notes to the Interim Unaudited Condensed Consolidated Financial Statements

US dollars, NIS and Euro in thousands, except share and per share data

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

At March 31, 2020, the Company operates in two operating segments: (a) Retail and Mass Transit Ticketing, and (b) Petroleum. See Note 11. During December 2018, the Company sold its medical smart cards operation – see Note 1C(2).

B.	Interim Unaudited Financial Information

The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements and therefore should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.

In the opinion of management, all adjustments considered necessary for a fair statement, consisting of normal recurring adjustments, have been included. Operating results for the three month period ended March 31, 2020 are not necessarily indicative of the results that may be expected for the year ending December 31, 2020.

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

On Track Innovations Ltd.

and its Subsidiaries

Notes to the Interim Unaudited Condensed Consolidated Financial Statements

US dollars, NIS and Euro in thousands, except share and per share data

Note 1 - Organization and Basis of Presentation (cont’d)

C.	Divestiture of operations

1.	In December 2013, the Company completed the sale of certain assets, subsidiaries and intellectual property relating to its Smart ID division, for a total purchase price of $10,000 in cash and an additional $12,500 subject to performance-based milestones. Accordingly, the results and the cash flows of this operation for all reporting periods are presented in the statements of operations and in the statements of cash flows, respectively, as discontinued operations separately from continuing operations.

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

The Company records the earn-out payments only when the consideration is determined to be realizable. The Company did not record or receive any contingent consideration during the three months ended March 31, 2020 and 2019.

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

On Track Innovations Ltd.

and its Subsidiaries

Notes to the Interim Unaudited Condensed Consolidated Financial Statements

US dollars, NIS and Euro in thousands, except share and per share data

Note 1 - Organization and Basis of Presentation (cont’d)

D.	Liquidity and Capital Resources

The Company has had recurring losses and has an accumulated deficit as of March 31, 2020 of $217,501. The Company also has a payable balance on its short-term loan of $2,609 as of March 31, 2020 that is due within the next 12 months.

Since inception, the Company’s principal sources of liquidity have been revenues, proceeds from sales of equity securities, borrowings from banks, cash from the exercise of options and warrants as well as proceeds from the divestiture of parts of the Company’s businesses. The Company had cash, cash equivalents and short-term investments representing bank deposits of $3,442 (of which an amount of $105 has been pledged as securities for certain items) as of March 31, 2020.  The Company believes that it has sufficient capital resources to fund its operations for at least the next 12 months.

Further, as disclosed in Note 10A, subsequent to the balance sheet date the Company received funds in a total amount of $1,200 in consideration for the issuance of 6,000,000 ordinary shares, all in accordance with the terms and provisions of the Agreement (as defined in Note 10A below).

In connection with the outbreak of the Corona Virus (COVID-19) (“COVID-19”), the Company has taken steps to protect its workforce in Israel, the United States, Poland, South Africa and elsewhere. Such steps include work from home where possible, minimizing face-to-face meetings and utilizing video conference as much as possible, social distancing at facilities and elimination of all international travel. The Company continues to comply with all local health directives.

As of the reporting date, the main impact of the COVID-19 pandemic is a decrease in the Company’s revenues derived from Mass Transit activity in the Polish market. The decrease of approximately $300 in this operation, that was relatively stable during the year preceding the COVID-19 outbreak, started mainly in March 2020 and is expected to continue for the foreseeable future. As a response to this effect, the Company has taken steps to reduce some costs that are not essential under the current circumstances.

Another impact of COVID-19 has been on product delivery, where components’ procurement lead time is longer and a shortage in components has grown as the duration of the COVID-19 pandemic has continued. As long as the COVID-19 pandemic continues, the components’ lead time may be longer than normal and shortage in components may continue or get worse. Therefore, the Company maintains a comprehensive network of world-wide suppliers.

As for the Company’s Retail activity, the Company has seen a higher interest from a growing number of potential customers and partners as they forecasted that the need for the Company’s products will grow, yet execution of closing is still slow due to the current business environment.

It is difficult to predict what other impacts the COVID-19 pandemic may have on the Company.

Subsequent to the balance sheet date, based on Polish government regulations introduced in relation to the COVID-19 pandemic, ASEC S.A. (Spolka Akcyjna), the Polish subsidiary of the Company (hereinafter – “ASEC”), received the consent of PKO Bank Polski, a Polish bank (hereinafter – “the Lender”), to postpone the maturity date of a secured loan, provided to ASEC in May 2019, in the amount of $2,000, by six months to November 22, 2020 instead of May 23, 2020, as the loan agreement provided. The loan will be payable in full on maturity (with the option of early repayment by ASEC) and the interest of 1-month LIBOR plus 1.8% is paid on a monthly basis. The loan agreement includes customary events of default, including, among others, failures to repay any amounts due to the Lender, breaches or defaults under the terms of the agreement, etc. If an event of default occurs, the Lender may reduce the amount of the loan, demand additional security or terminate the agreement.

On Track Innovations Ltd.

and its Subsidiaries

Notes to the Interim Unaudited Condensed Consolidated Financial Statements

US dollars, NIS and Euro in thousands, except share and per share data

Note 2 – Significant Accounting Policies

These interim unaudited condensed consolidated financial statements have been prepared according to the same accounting policies as those discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.

Recent accounting pronouncements

1.	In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-13, Financial Instruments - Credit Losses (Topic 326). The main objective of this ASU is to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. To achieve this objective, the amendments in this ASU replace the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. The amendments affect entities holding financial assets and net investment in leases that are not accounted for at fair value through net income. The amendments affect loans, debt securities, trade receivables, net investments in leases, off-balance-sheet credit exposures, reinsurance receivables, and any other financial assets not excluded from the scope that have the contractual right to receive cash. ASU 2016-13 is effective for the Company for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. Early adoption is permitted for fiscal years beginning after December 15, 2018. The Company currently does not expect the adoption of this accounting standard to have a material impact on its consolidated financial statements.

2.	In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (ASU 2019-12), which simplifies the accounting for income taxes. This ASU, among other things, removes the exception to the incremental approach for intraperiod allocation of tax expense when a company has a loss from continuing operations and income from other items that are not included in continuing operations, such as income from discontinued operations, or income recorded in other comprehensive income. The general rule under Accounting Standards Update (“ASC”) 740-20-45-7 is that the tax effect of pretax income or loss from continuing operations should be determined by a computation that does not consider the tax effects of items that are not included in continuing operations. Previously, companies could consider the impact on a loss from continuing operations of items in discontinued operations or other comprehensive income. However, under the amended guidance, companies should not consider the effect of items outside of continuing operations in calculating the tax effect on continuing operations. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020. Early adoption is permitted, with the amendments to be applied on a retrospective, modified retrospective or prospective basis, depending on the specific amendment. The Company is currently evaluating the impact of adopting this guidance.

On Track Innovations Ltd.

and its Subsidiaries

Notes to the Interim Unaudited Condensed Consolidated Financial Statements

US dollars, NIS and Euro in thousands, except share and per share data

Note 3 - Other Receivables and Prepaid Expenses

	March 31	December 31
	2020	2019
Government institutions	$404	$414
Prepaid expenses	301	224
Receivables under contractual obligations to be transferred to others (*)	94	330
Suppliers advance	549	544
Other receivables	253	310
	$1,601	$1,822

(*)	The Company’s subsidiary in Poland is required to collect certain fees that are to be transferred to local authorities.

Note 4 - Other Current Liabilities

	March 31	December 31
	2020	2019
Employees and related expenses	$596	$613
Accrued expenses	809	887
Customer advances	908	111
Short-term liabilities due to operating leases and current maturities	734	686
Other current liabilities (*)	290	757
	$3,337	$3,054

(*)	See Note 6A(5).

On Track Innovations Ltd.

and its Subsidiaries

Notes to the Interim Unaudited Condensed Consolidated Financial Statements

US dollars, NIS and Euro in thousands, except share and per share data

Note 5 - Leases

The Company leases a limited number of assets, mainly offices and cars for use in its operations. The Company adopted the accounting standard ASC 842 “Leases” and all the related amendments on January 1, 2019 and used the effective date as Company’s date of initial application.

As of March 31, 2020, right-of-use assets due to operating leases are $3,728 (as of December 31, 2019 - $2,134) and the liabilities due to operating leases are $3,595 (as of December 31, 2019 - $2,169), out of which $2,861 are classified as long-term liabilities and $734 are classified as current liabilities (see Note 4).

The right-of-use assets and the liabilities due to operating leases as of March 31, 2020, include assets and liabilities in the amount of $1,787 and $1,732, respectively, that derive from the lease commencement of the headquarters office in Yokne’am, Israel (in lieu of the previous leased headquarters building in Rosh Pina) in January 2020. The operating lease period of this office is five years (excluding the extension-period, as mentioned in the agreement). The total annual rent expenses of this building, including management fees and excluding construction costs-reimbursement payments, is approximately NIS 595 ($167) during the lease period and approximately NIS 654 ($183) during the extension-period, if extended. The construction costs-reimbursement payments are approximately NIS 2,913 ($817), out of which 50% will be paid during the lease period. If the Company leases this office during the extension-period of five years, the rest of the 50% costs-reimbursement payments will be paid during the extension-period. Otherwise, the rest of the 50% costs- reimbursement payments will be paid at the end of 2024.

The Company includes renewal options that it is reasonably certain to exercise in the measurement of the lease liabilities. The remaining operating lease periods of the leases range from less than one year to ten years as of March 31, 2020. The weighted average remaining lease term is 3.4 years as of March 31, 2020.

The following is a schedule of the maturities of operating lease liabilities for the next five years as of March 31, 2020, and thereafter, as were taken into account in the calculation of the operating lease liabilities as of March 31, 2020:

Remainder of 2020	$737
2021	857
2022	688
2023	405
2024	327
Thereafter	1,191
Total leases payments	4,205
Less - discount	610
Operating lease liabilities	$3,595

As of March 31, 2020, the weighted average discount rate of the operating leases is approximately 5%.

Operating lease costs and cash paid during the three months ended March 31, 2020 and 2019, for amounts included in the measurement of the lease liabilities were approximately $262 and $180, respectively. Operating lease costs include fixed payments and variable payments that depend on an index or rate. There are no other significant variable lease payments.

The Company does not have any material leases, individually or in the aggregate, classified as a finance leasing arrangement.

On Track Innovations Ltd.

and its Subsidiaries

Notes to the Interim Unaudited Condensed Consolidated Financial Statements

US dollars, NIS and Euro in thousands, except share and per share data

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

Despite the fact that, based on the assessment of the Company’s external legal counsel, the likelihood to succeed in the arbitration process (or other legal procedure in that matter) is high, the Company did not record an indemnification asset as of March 31, 2020 and December 31, 2019, in accordance with accounting standard ASC 450, Contingencies.

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

On Track Innovations Ltd.

and its Subsidiaries

Notes to the Interim Unaudited Condensed Consolidated Financial Statements

US dollars, NIS and Euro in thousands, except share and per share data

Note 6 - Commitments and Contingencies (cont’d)

A.	Legal claims (cont’d)

3.	In October 2013, a financial claim was filed against the Company and its then French subsidiary, Parx France (in this paragraph, together, the “Defendants”), in the Commercial Court of Paris, France (in this paragraph, the “Court”). The sum of the claim is €1,500 (approximately $1,641) and is based on the allegation that the plaintiff sustained certain losses in connection with Defendants not granting the plaintiff exclusive marketing rights to distribute and operate the Defendants’ PIAF Parking System in Paris and the Ile of France. On October 25, 2017, the Court issued its ruling in this matter dismissing all claims against the Company but ordering Parx France to pay the plaintiff €50 ($55) plus interest in damages plus another approximately €5 ($6) in other fees and penalties. The Company offered to pay the amounts mentioned above to the plaintiff in consideration for not filing future appeals. The Plaintiff rejected this offer and filed an appeal against Parx France and the Company claiming the sum of €503 ($550) plus interest and expenses. On November 7, 2019, the Company’s external legal counsel concluded that the appeal was inadmissible, and that it believed that the opposing claims would be dismissed. The appeal hearing was scheduled for May 4, 2020. However, due to the Corona Virus outbreak, all hearings are currently suspended until at least May 11, 2020 and there is no certainty with respect to the new date of the appeal hearing. Based on the assessment of the Company’s external legal counsel, the Company’s management is of the opinion that the chances of the appeal being approved against the Company are low.

4.	In July 2019, the Company received a request (the “Request”), to allow a petitioner to submit a class action, which concerns the petitioner’s claims that, inter alia, through the EasyPark card, drivers are permitted to exceed the quota of permitted hours in accordance with the instructions of various local authorities in Israel. The Request was submitted against a company (the “Buyer’s Company”) incorporated by the buyer of the assets (including the parking activity) of the Israeli subsidiaries of the Company (the “Company’s Subsidiaries”) and against two other companies that operate technological means for payment for public parking spaces scattered throughout the cities. Since the majority of potential claims against the Company’s Subsidiaries relate to the period following the sale of the Company’s Subsidiaries’ assets, including the parking activity, it appears that the Company’s exposure through this channel is limited. Furthermore, even if payment will be required, the buyer would be liable for the majority of such payment. Therefore the Company will not participate in such procedure at this stage. Based on the assessment of the Company’s external legal counsel, the exposure of the Company is low.

On Track Innovations Ltd.

and its Subsidiaries

Notes to the Interim Unaudited Condensed Consolidated Financial Statements

US dollars, NIS and Euro in thousands, except share and per share data

Note 6 - Commitments and Contingencies (cont’d)

A.	Legal claims (cont’d)

5.	During the year ended December 31, 2017, the Company recorded income of approximately $1,600 based on a judgment issued by the Israeli Central District Court regarding the Company’s lawsuit against Harel Insurance Company Ltd. (“Harel”) for damages incurred by the Company due to flooding in a subcontractor’s manufacturing site in 2011. The judgment determined that this amount of $1,600, net be awarded to cover the Company’s damages. On October 10, 2017, Harel submitted its appeal of the judgment to the Israeli Supreme Court as well as a request for stay of judgment.

On January 26, 2020, Harel and the Company agreed to the offer of the Israeli Supreme Court, as made by way of settlement in which the Company will pay back to Harel the sum of NIS 1,907 (approximately $553) in three monthly equal installments starting February 26, 2020. Accordingly, the Company recorded loss of $71 and $482 within the net loss from continuing operations and within the net loss from discontinued operations, respectively, in the fourth quarter of 2019. As of May 12, 2020, we paid all the settlement amount.

6.	Regarding an additional legal claim, see Notes 1C(1).

B.	Guarantees

As of March 31, 2020, the Company has granted performance guarantees and guarantees to secure customer advances in the sum of $376. The expiration dates of the guarantees range from May 2020 to September 2021.

On Track Innovations Ltd.

and its Subsidiaries

Notes to the Interim Unaudited Condensed Consolidated Financial Statements

US dollars, NIS and Euro in thousands, except share and per share data

Note 7 – Revenues

Disaggregation of revenue

The following tables disaggregates the Company’s revenue by major source based on categories that depict its nature and timing as reviewed by management for the three months ended March 31, 2020 and 2019:

	Three months ended March 31
	2020
	Retail and Mass Transit Ticketing	Petroleum	Total

Cashless payment products (A)	$2,469	$-	$2,469

Complete cashless payment solutions (B):
Sales of products (B1)	314	571	885
Licensing fees, transaction fees and services (B2)	870	227	1,097
	1,184	798	1,982

Total revenues	$3,653	$798	$4,451

	Three months ended March 31
	2019
	Retail and Mass Transit Ticketing		Petroleum	Total

Cashless payment products (A)	$	(*)784	$-	$	(*)784

Complete cashless payment solutions (B):
Sales of products (B1)		(*)192	505		(*)697
Licensing fees, transaction fees and services (B2)		1,217	315		1,532
		(*)1,409	820		(*)2,229

Total revenues		$2,193	$820		$3,013

(*)	Reclassified

Performance obligations

Below is a listing of performance obligations for the Company’s main revenue streams:

A.	Cashless payment products –

The performance obligation is the selling of contactless payment products. Most of those products are Near Field Communication (NFC) readers. For such sales the performance obligation, transfer of control and revenue recognition occur when the products are delivered.

On Track Innovations Ltd.

and its Subsidiaries

Notes to the Interim Unaudited Condensed Consolidated Financial Statements

US dollars, NIS and Euro in thousands, except share and per share data

Note 7 – Revenues (cont’d)

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

Contract balances

	March 31	December 31
	2020	2019
Trade receivables, net of allowance for doubtful accounts	$3,043	$2,430
Customer advances	$908	$111

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

US dollars, NIS and Euro in thousands, except share and per share data

Note 8 – Discontinued operations

As described in Note 1C, the Company divested its interest in the SmartID division and its Medismart activity, and presented these activities as discontinued operations.

Set forth below are the results of the discontinued operations:

	Three months ended March 31
	2020	2019
Revenues	$-	$-
Expenses	(11)	(193)

Net loss from discontinued operations	$(11)	$(193)

Note 9 - Fair Value of Financial Instruments

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

As of March 31, 2020, the Company held approximately $805 of short-term bank deposits (as of December 31, 2019 - $2,305). As of March 31, 2020 and December 31, 2019, short-term deposits in the amount of $105 have been pledged as security in respect of guarantees granted and cannot be pledged to others or withdrawn without the consent of the bank.

On Track Innovations Ltd.

and its Subsidiaries

Notes to the Interim Unaudited Condensed Consolidated Financial Statements

US dollars, NIS and Euro in thousands, except share and per share data

Note 10 – Equity

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

As part of this Agreement, in December 2019 and January 2020, the Company issued 5,460,000 and 1,040,000 ordinary shares, respectively, for aggregate gross proceed of $1,092 and $208, respectively. The issuance costs were approximately $111 during the second half of 2019. The issuance costs in the three months ended March 31, 2020 were $8. Under the terms of the Agreement and following the issuance of those shares, the Company appointed one representative to its Board of Directors, designated by Ivy. Also, pursuant to the Agreement, Ivy has a right to purchase any future equity securities offered by the Company, except with respect to certain exempt issuances as set forth in the Agreement.

The issuance of the remaining 6,000,000 ordinary shares (hereinafter – the “Subsequent Closing”) for aggregate gross proceeds of $1,200 took place in April 2020, following the approval by the Company’s shareholders on April 14, 2020, of the resolutions detailed below, that were required for the consummation of the Subsequent Closing under the Agreement and the applicable law: (i) an increase in the number of the ordinary shares authorized for issuance from 50,000,000 to 100,000,000; (ii) the issuance of the ordinary shares to Ivy following which Ivy will hold 25% or more of the total voting rights at general meetings of the shareholders of the Company; and (iii) the election of the representative designated by Ivy to the Company’s Board of Directors.

In addition, pursuant to the terms of the Agreement, on May 5, 2020, after the consummation of the Subsequent Closing, the Company’s Board of Directors appointed an additional representative designated by Ivy. The appointment of such designee shall remain valid through the next general meeting of the Company’s shareholders or as set forth in the Articles of Association of the Company.

On Track Innovations Ltd.

and its Subsidiaries

Notes to the Interim Unaudited Condensed Consolidated Financial Statements

US dollars, NIS and Euro in thousands, except share and per share data

Note 10 – Equity (cont’d)

B.	Stock option plans

During each of the three-month periods ended March 31, 2020 and March 31, 2019, 204,000 and 100,000 options were granted, respectively. The vesting period for the options is three years. The exercise prices for the options that were granted during the three months ended March 31, 2020 and March 31, 2019, are $0.28 and $0.70, respectively. Those options expire up to five years after the date of grant. Any options which are forfeited or cancelled before expiration become available for future grants under the Company’s option plan. The fair value of each option granted to employees during the three months ended March 31, 2020 and March 31, 2019 was estimated on the date of grant, using the Black-Scholes model and the following assumptions:

	Three months ended March 31
	2020	2019
Expected dividend yield	0%	0%
Expected volatility	102.45%	79%
Risk-free interest rate	0.65%	2.47%
Expected life - in years	2.44	2.44

1.	Dividend yield of zero percent for all periods.
2.	Expected average volatility represents a weighted average standard deviation rate for the price of the Company’s ordinary shares on Nasdaq and on the OTCQX market, as applicable.
3.	Risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant.
4.	Estimated expected lives are based on historical grants data.

The Company’s options activity (including options to non-employees) and options outstanding and options exercisable as of December 31, 2019 and March 31, 2020, are summarized in the following table:

	Number of options outstanding	Weighted average exercise price per share
Outstanding – December 31, 2019	809,000	$0.93

Options granted	204,000	0.28
Options expired or forfeited	(5,000)	1.68
Outstanding – March 31, 2020	1,008,000	0.79

Exercisable as of:
December 31, 2019	505,657	$1.06
March 31, 2020	500,657	$1.05

On Track Innovations Ltd.

and its Subsidiaries

Notes to the Interim Unaudited Condensed Consolidated Financial Statements

US dollars, NIS and Euro in thousands, except share and per share data

Note 10 – Equity (cont’d)

B.	Stock option plans (cont’d)

The weighted average fair value of options granted during the three months ended March 31, 2020 and during the three months ended March 31, 2019 is $0.11 and $0.25, respectively, per option. The aggregate intrinsic value of outstanding options as of March 31, 2020 and December 31, 2019 is zero. The aggregate intrinsic value of exercisable options as of March 31, 2020 and December 31, 2019 is zero.

The following table summarizes information about options outstanding and exercisable (including options to non-employees) as of March 31, 2020:

	Options outstanding			Options Exercisable
	Number	Weighted		Number	Weighted
	outstanding	average	Weighted	Outstanding	average	Weighted
	as of	remaining	Average	as of	remaining	Average
	March 31,	contractual	Exercise	March 31,	contractual	Exercise
Range of exercise price ($)	2020	life (years)	Price ($)	2020	life (years)	Price ($)
0.28-0.90	537,000	3.92	0.48	110,995	1.53	0.77
1.07-1.68	471,000	2.18	1.14	389,662	2.08	1.13
	1,008,000	3.11		500,657	1.96

As of March 31, 2020, there was approximately $100 of total unrecognized compensation cost related to non-vested stock-based compensation arrangements. That cost is expected to be recognized over a weighted-average period of approximately 1.17 years.

During the three months ended March 31, 2020, and March 31, 2019, the Company recorded stock-based compensation expenses in the amount of $12 and $46, respectively, in accordance with ASC 718, “Compensation-Stock Compensation.”

C.	Stock options and warrants in the amounts of 1,008,000 and 1,595,666 outstanding as of March 31, 2020 and 2019, respectively, have been excluded from the calculation of the diluted net loss per ordinary share because all such securities have an anti-dilutive effect for all periods presented.

On Track Innovations Ltd.

and its Subsidiaries

Notes to the Interim Unaudited Condensed Consolidated Financial Statements

US dollars, NIS and Euro in thousands, except share and per share data

Note 11 - Operating segments

For the purposes of allocating resources and assessing performance in order to improve profitability, the Company’s chief operating decision maker (“CODM”) examines two segments which are the Company’s strategic business units: (1) Retail and Mass Transit Ticketing; and (2) Petroleum.

Information regarding the results of each reportable segment is included below based on the internal management reports that are reviewed by the CODM.

	Three months ended March 31, 2020
	Retail and Mass Transit Ticketing	Petroleum	Total

Revenues	$3,653	$798	$4,451

Reportable segment gross profit *	2,045	323	2,368

Reconciliation of reportable segment gross profit to gross profit for the period

Depreciation			(189)
Stock-based compensation			(1)

Gross profit for the period in the consolidated financial statement			$2,178

	Three months ended March 31, 2019
	Retail and Mass Transit Ticketing	Petroleum	Total

Revenues	$2,193	$820	$3,013

Reportable segment gross profit *	1,498	346	1,844

Reconciliation of reportable segment gross profit to gross profit for the period

Depreciation			(200)
Stock-based compensation			(1)

Gross profit for the period in the consolidated financial statement			$1,643

*	Gross profit as reviewed by the CODM, represents gross profit, adjusted to exclude depreciation and stock-based compensation.

On Track Innovations Ltd.

and its Subsidiaries

Notes to the Interim Unaudited Condensed Consolidated Financial Statements

US dollars, NIS and Euro in thousands, except share and per share data

Note 12 – Subsequent events

1.	In April 2020, the Company’s shareholders approved an increase in the Company’s authorized share capital, by NIS 5,000,000, divided into 50,000,000 ordinary share of NIS 0.1 par value per share, to NIS 10,000,000, divided into 100,000,000 ordinary shares of NIS 0.1 par value per share, see Note 10A.

2.	Regarding the issuance of 6,000,000 ordinary shares for aggregate gross proceed of $1,200 in April 2020, see Note 10A.

3.	In April 2020 the Company granted an aggregate of 580,000 options to its Chief Executive Officer and to one of its directors. The exercise price of 480,000 options is $0.2 per share and the exercise price of 100,000 options is $0.35 per share. The rest of the terms of those options are similar to the terms of options granted during the three months ended March 31, 2020, as mentioned in Note 10B.

4.	Regarding a change in the maturity term of a bank loan, see Note 1D.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward - Looking Statements

The statements contained in this Quarterly Report on Form 10-Q, or Quarterly Report, that are not historical facts are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 and other federal securities laws. Such forward-looking statements may be identified by, among other things, the use of forward-looking terminology such as “believes,” “intends,” “plans”, “expects,” “may,” “will,” “should,” or “anticipates” or the negative thereof or other variations thereon or comparable terminology, and similar expressions are intended to identify forward-looking statements. We remind readers that forward-looking statements are merely predictions and therefore are inherently subject to uncertainties and other factors and involve known and unknown risks that could cause the actual results, performance, levels of activity, or our achievements, or industry results, to be materially different from any actual future results, performance, levels of activity, or our achievements, or industry results, expressed or implied by such forward-looking statements. Such forward-looking statements may appear in this Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” as well as elsewhere in this Quarterly Report and include, among other statements, statements regarding the following:

●	our expectations regarding the growth of the near-field communication, or NFC, market;

●	any impact of the Corona Virus, or COVID-19, pandemic on our business, including continued decrease in the Mass Transit activity in Poland;

●	the expected development and potential benefits from our existing or future products or our intellectual property, or IP;

●	our intention to increase the generation of revenues from licensing, transaction fees and/or other arrangements;

●	future sources of revenue, ongoing relationships with current and future business partners, distributors, suppliers, customers, end-user customers and resellers;

●	our intention to generate additional recurring revenues, licensing and transaction fees;

●	future costs and expenses and adequacy of capital resources;

●	our expectations regarding our short-term and long-term capital requirements;

●	our intention to continue to invest in research and development;

●	our outlook for the coming months;

●	information with respect to any other plans and strategies for our business; and

●	our expectation to close transactions related to our Retail business with potential customers.

The factors discussed herein, and in those risk factors expressed below and from time to time in our press releases or filings with the Securities and Exchange Commission, or the SEC, could cause actual results and developments to be materially different from those expressed in or implied by such statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak and are made only as of the date of this filing.

Our business and operations are subject to substantial risks, which increase the uncertainty inherent in the forward-looking statements contained in this Quarterly Report. Except as required by law, we undertake no obligation to release publicly the result of any revision to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Further information on potential factors that could affect our business is described among others under the heading “Risk Factors” below and in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2019 filed with the SEC. Readers are also urged to carefully review and consider the various disclosures we have made in that report.

As used in this Quarterly Report, the terms “we”, “us”, “our”, “the Company”, and “OTI” mean On Track Innovations Ltd. and our subsidiaries, unless otherwise indicated or as otherwise required by the context.

All figures in this Quarterly Report are stated in United States dollars, unless otherwise specified herein.

Overview

We are a fintech pioneer and a leading developer of cutting-edge secure cashless payment solutions providing global enterprises with innovative technology for three decades. We operate in two main segments: (1) Retail and Mass Transit Ticketing; and (2) Petroleum.

Our vision is to strengthen our global presence with innovative solutions and provide our customers with the best possible support in superior service and reliable advanced products.

Our IP portfolio includes registered patents and patent applications worldwide. Since our incorporation in 1990, we have built an international reputation for reliability and innovation, deploying many solutions for unattended retail, mass transit, banking, Internet of Payment Things and the petroleum management industries.

We operate a global network of regional offices, distributors and partners to support various solutions deployed across the globe.

We focus on our core business of providing innovative cashless payment solutions based, among other things, on our innovative contactless NFC technology.

This discussion and analysis should be read in conjunction with our interim condensed consolidated financial statements and notes thereto contained in “Item 1. Financial Statements” of this Quarterly Report and our Annual Report on Form 10-K for the fiscal year ended December 31, 2019 filed with the SEC.

Results of Operations

Discontinued operations. In December 2018, we completed the sale of our MediSmart activities (most of which is attributed to our former “Other” segment) to Smart Applications International Limited. In December 2013, we completed the sale of certain assets, certain subsidiaries and IP directly related to our SmartID division. The results from such operations and the cash flow for the reporting periods are presented in the statements of operations and in the statements of cash flows, respectively, as discontinued operations separately from continuing operations. All the data in this Quarterly Report that are derived from our financial statements, unless otherwise specified, exclude the results of those discontinued operations.

Three months ended March 31, 2020, compared to the three months ended March 31, 2019

Sources of Revenue

We have historically derived a substantial majority of our revenues from the sale of our products, including both complete systems and original equipment manufacturer components, licensing and transaction fees and also less significantly, from engineering services, customer services and technical support. During the three months ended March 31, 2020 and March 31, 2019, the revenues that we derived from sales and licensing and transaction fees were as follows (in thousands):

	Three months ended March 31,
	2020	2019
Sales	$3,396	$1,722
Licensing and transaction fees	$1,055	$1,291
Total revenues	$4,451	$3,013

Sales. Sales increased by $1.7 million, or 97%, in the three months ended March 31, 2020, compared to the three months ended March 31, 2019. The increase is mainly attributed to an increase of Retail and Mass Transit Ticketing segment sales in the United States and Russia.

Licensing and transaction fees. Licensing and transaction fees include single and periodic payments for distribution rights for our products as well as licensing our IP rights to third parties. Transaction fees are paid by customers based on the volume of transactions processed by systems that contain our products. Our licensing and transaction fees decreased by $236,000, or 18%, in the three months ended March 31, 2020, compared to the three months ended March 31, 2019. The decrease is mainly attributed to a decrease in Mass Transit Ticketing sales in the Polish market as a result of the impact of the COVID-19 pandemic. Such decrease is expected to continue for the foreseeable future.

We have historically derived revenues from different geographical areas. The following table sets forth our revenues, by dollar amount (in thousands) and as a percentage of quarterly revenues in different geographical areas, in the three months ended March 31, 2020 and March 31, 2019:

Three months ended March 31,	Americas		Europe		Africa		APAC
2020	$1,755	39%	$1,966	44%	$517	12%	$213	5%
2019	$641	21%	$1,646	55%	$573	19%	$153	5%

Our revenues from sales in Americas increased by $1.1 million, or 174%, in the three months ended March 31, 2020, compared to the three months ended March 31, 2019, mainly due to an increase in sales of readers to the U.S. market.

Our revenues from sales in Europe increased by $320,000, or 19%, in the three months ended March 31, 2020, compared to the three months ended March 31, 2019, mainly due to an increase in sales of readers to the Russian and Turkish markets, partially offset by a decrease in Mass Transit Ticketing sales in the Polish market as a result of the impact of COVID-19.

Our revenues from sales in Africa in the three months ended March 31, 2020, compared to the three months ended March 31, 2019, remained consistent.

Our revenues from sales in the Asia-Pacific region, or APAC, increased by $60,000, or 39%, in the three months ended March 31, 2020, compared to the three months ended March 31, 2019, mainly due to an increase in Petroleum segment sales.

Our revenues derived from outside the United States are primarily received in currencies other than the U.S. dollar and accordingly have a varying impact upon our total revenues as a result of fluctuations in exchange rates.

The following table sets forth our revenues by dollar amount (in thousands) and as a percentage of revenues by segments, during the three months ended March 31, 2020 and March 31, 2019:

Three months ended March 31,	Retail and Mass Transit Ticketing		Petroleum
2020	$3,653	82%	$798	18%
2019	$2,193	73%	$820	27%

Our revenues from Retail and Mass Transit Ticketing in the three months ended March 31, 2020 increased by $1.5 million, or 67%, compared to the three months ended March 31, 2019, mainly attributed to an increase in sales of readers in the United States and Russian market.

Our revenues from Petroleum in the three months ended March 31, 2019, compared to the three months ended March 31, 2019, remained consistent.

Cost of Revenues and Gross Margin

Our cost of revenues, presented by gross profit and gross margin percentage, for the three months ended March 31, 2020 and March 31, 2019, were as follows (dollar amounts in thousands):

Cost of revenues	Three months ended March 31,
	2020	2019

Cost of sales	$2,273	$1,370
Gross profit	$2,178	$1,643
Gross margin percentage	49%	55%

Cost of sales. Cost of sales consists primarily of materials, as well as salaries, fees to subcontractors and related costs of our technical staff that assemble our products. The increase of $903,000, or 66%, in the three months ended March 31, 2020, compared to the three months ended March 31, 2019, resulted primarily from the increase in revenues mainly attributed to the increase in Retail sales in the United States and in Russia.

Gross margin. The decrease in gross margin percentage in the three months ended March 31, 2020, compared to the three months ended March 31, 2019, is mainly attributed to a change in our revenue mix and attributed to the decrease in Mass Transit Ticketing sales in the Polish market as a result of the impact of COVID-19.

Operating expenses

Our operating expenses for the three months ended March 31, 2020 and March 31, 2019, were as follows (in thousands):

Operating expenses	Three months ended March 31,
	2020	2019
Research and development	$898	$871
Selling and marketing	$1,162	$1,285
General and administrative	$957	$965
Total operating expenses	$3,017	$3,121

Research and development. Our research and development expenses consist primarily of the salaries and related expenses of our research and development staff, as well as subcontracting expenses. The research and development expenses in the three months ended March 31, 2020, compared to the three months ended March 31, 2019, remained consistent.

Selling and marketing. Our selling and marketing expenses consist primarily of salaries and substantially all of the expenses of our sales and marketing subsidiaries and offices in the United States, South Africa and Europe, as well as expenses related to advertising, professional expenses and participation in exhibitions and tradeshows. The decrease of $123,000, or 10%, in the three months ended March 31, 2020, compared to the three months ended March 31, 2019, is primarily attributed to a decrease in marketing and advertising expenses and to a decrease in employment expenses.

General and administrative. Our general and administrative expenses consist primarily of salaries and related expenses of our executive management and financial and administrative staff. These expenses also include costs of our professional advisors (such as legal and accounting), office expenses, insurance and patent maintenance expenses which consist of professional advisors of our patents and other IP. The general and administrative expenses in the three months ended March 31, 2020, compared to the three months ended March 31, 2019, remained consistent.

Financing income (expenses), net

Our financing income (expenses), net, for the three months ended March 31, 2020 and March 31, 2019, were as follows (in thousands):

	Three months ended March 31,
	2020	2019
Financing income (expenses), net	$168	$(69)

Financing income (expenses), net consist primarily of financing expense related to interest payable on bank loans and bank commissions, partially offset by financing income related to interest earned on investments in short-term deposits and foreign exchange differentials. The change in financing income, net, of $237,000 in the three months ended March 31, 2020, compared to the three months ended March 31, 2019, is mainly due to an exchange rate differential.

Net loss from continuing operations

Our net loss from continuing operations for the three months ended March 31, 2020 and March 31, 2019, was as follows (in thousands):

	Three months ended March 31,
	2020	2019
Net loss from continuing operations	$(658)	$(1,552)

The decrease in our net loss from continuing operations of $894,000, or 58%, in the three months ended March 31, 2020, compared to the three months ended March 31, 2019, is mainly due to an increase in our sales, a decrease in our operating expenses and a change in the financing income (expenses), net, as described above.

Net loss from discontinued operations

Our net loss from discontinued operations for the three months ended March 31, 2020 and March 31, 2019, was as follows (in thousands):

	Three months ended March 31,
	2020	2019
Net loss from discontinued operations	$(11)	$(193)

The decrease in our net loss from discontinued operations for the reporting periods are presented in the statements of operations as discontinued operations separately from continuing operations. The decrease in the net loss from discontinued operations of $182,000, or 94% in the three months ended March 31, 2020, compared to the three months ended March 31, 2019, is mainly due to a decrease in expenses relating to legal proceedings.

Net loss

Our net loss for the three months ended March 31, 2020 and March 31, 2019, was as follows (in thousands):

	Three months ended March 31,
	2020	2019
Net loss	$(669)	$(1,745)

The decrease in net loss of $1.1 million, or 62%, in the three months ended March 31, 2020, compared to the three months ended March 31, 2019, is primarily due to an increase in our sales, a decrease in our operating expenses, a change in the financing income (expenses), net, and a decrease in net loss from discontinued operations, as described above.

Liquidity and Capital Resources

Our principal sources of liquidity since our inception have been revenues, proceeds from sales of equity securities, borrowings from banks, cash from the exercise of options and warrants and proceeds from the divestiture of part of our businesses. As of March 31, 2020, we had cash, cash equivalents and short-term investments representing bank deposits of $3.4 million (of which an amount of $105,000 has been pledged as securities for certain items). We believe that we have sufficient capital resources to fund our operations for at least the next 12 months.

On December 23, 2019, we entered into a share purchase agreement, or the Agreement, with Jerry L Ivy, Jr. Descendants Trust, or Ivy, and two other investors who are members of the Company’s Board of Directors, or collectively together with Ivy, the Investors. The Agreement relates to a private placement of an aggregate of up to 12,500,000 of our ordinary shares for aggregate gross proceeds to us of up to $2,500,000.

As part of this Agreement, in December 2019 and January 2020, we issued 5,460,000 and 1,040,000 ordinary shares, respectively, for aggregate gross proceed of $1,092,000 and $208,000 respectively. Under the term of the Agreement and following the issuance of those shares, we appointed one representative to our Board of Directors, designated by Ivy. Also, pursuant to the Agreement, Ivy has a right to purchase any future equity securities offered by us, except with respect to certain exempt issuances as set forth in the Agreement.

The issuance of the remaining 6,000,000 ordinary shares, or the Subsequent Closing, for aggregate gross proceeds of $1,200,000 took place in April 2020, following the approval by our shareholders on April 14, 2020, of the resolutions detailed below, that were required for the consummation of the Subsequent Closing under the Agreement and the applicable law: (i) an increase in the number of the ordinary shares authorized for issuance from 50,000,000 to 100,000,000; (ii) the issuance of the ordinary shares to Ivy following which Ivy will hold 25% or more of the total voting rights at general meetings of the shareholders of the Company; and (iii) the election of the representative designated by Ivy to our Board of Directors.

In addition, pursuant to the terms of the Agreement, on May 5, 2020, after the consummation of the Subsequent Closing, our Board of Directors appointed an additional representative designated by Ivy. The appointment of such designee shall remain valid through the next general meeting of the Company’s shareholders or as set forth in the Articles of Association of the Company.

In connection with the outbreak of the COVID-19 pandemic, we have taken steps to protect our workforce in Israel, the United States, Poland, South Africa and elsewhere. Such steps include work from home where possible, minimizing face-to-face meetings and utilizing video conference as much as possible, social distancing at facilities and elimination of all international travel. We continue to comply with all local health directives.

As of the reporting date, the main impact of the COVID-19 pandemic, as we predicted at the early stage, is a decrease in our revenues derived from Mass Transit activity in the Polish market. The decrease of approximately $0.3 million in this operation, that was relatively stable during the year preceding the COVID-19 outbreak, started mainly in March 2020 and is expected to continue for the foreseeable future. As a response to this effect, we take steps to reduce some costs that are not essential under the current circumstances.

Another impact of COVID-19 has been on product delivery, where components’ procurement lead time is longer and a shortage in component has grown as the duration of the COVID-19 pandemic has continued. As long as the COVID-19 pandemic continues, the components’ lead time may be longer than normal and shortage in component may continue or get worse. Therefore, we maintain a comprehensive network of world-wide suppliers.

As for our Retail activity, we have seen a higher interest from a growing number of potential customers and partners as they forecasted that the need for our products will grow, yet execution of closings is still slow due to the current business environment.

It is difficult to predict what other impacts the COVID-19 pandemic may have on us.

Based on Polish government regulations introduced in relation to the COVID-19 pandemic, ASEC S.A. (Spolka Akcyjna), our Polish subsidiary, or ASEC, received the consent of PKO Bank Polski, a Polish bank, or the Lender, to postpone the maturity of a secured $2,000,000 loan, as loaned to it in May 2019, by six months. Accordingly, the loan will mature on November 22, 2020 instead of May 23, 2020, as previously provided in the loan agreement. The loan will be payable in full on maturity (with option of early repayment by ASEC) and the interest is paid on a monthly basis. The loan bears interest at an annual interest rate based on 1-month LIBOR plus a margin of 1.8%, or currently approximately 2.8% in total. The loan agreement includes customary events of default, including, among others, failures to repay any amounts due to the Lender, breaches or defaults under the terms of the loan agreement, etc. If an event of default occurs, the Lender may reduce the amount of the loan, demand an additional security or terminate the loan agreement.

Our manufacturing facilities and certain equipment have been pledged as security in respect of a loan received from a bank. Our short-term deposits in the amount of $105,000 have been pledged as security in respect of credit lines received from a bank. Such deposits cannot be pledged to others or withdrawn without the consent of the bank.

As of March 31, 2020, we granted guarantees to third parties including performance guarantees and guarantees to secure customer advances in the sum of $376,000. The expiration dates of the guarantees range from May 2020 to September 2021.

For the three months ended March 31, 2020, we had a negative cash flow from continuing operations of $1.1 million.

Operating activities related to continuing operations

For the three months ended March 31, 2020, net cash used in continuing operating activities was $1.1 million primarily due to a $917,000 decrease in trade payables, a $697,000 increase in trade receivables, a $658,000 net loss from continuing operations, a $156,000 decrease in accrued interest and linkage differences, a $15,000 decrease in deferred tax liability and a $8,000 decrease in accrued severance pay, partially offset by a $584,000 increase in other current liabilities, $307,000 of depreciation and amortization, a $274,000 decrease in inventory, a $142,000 decrease in other receivables and prepaid expenses and $12,000 of expenses due to stock based compensation issued to employees and others.

For the three months ended March 31, 2019, net cash provided by continuing operating activities was $186,000 primarily due to a $1.6 million net loss from continuing operations, a $1.3 million decrease in trade receivables, a $457,000 increase in inventory, a $423,000 increase in trade payables, $320,000 of depreciation and amortization, a $264,000 decrease in other receivables and prepaid expenses, a $186,000 decrease in other current liabilities, a $46,000 expense due to stock based compensation issued to employees and others, a $29,000 increase in accrued severance pay, a $12,000 decrease in accrued interest and linkage differences, a $10,000 decrease in deferred tax liability and a $2,000 gain on sale of property and equipment.

Operating activities related to discontinued operations

For the three months ended March 31, 2020, net cash used in discontinued operating activities was $334,000, mainly related to expenses derived from legal proceedings with Harel Insurance Company Ltd.

For the three months ended March 31, 2019, net cash used in discontinued operating activities was $1.2 million, mainly related to the dispute regarding Merwell Inc. in connection with the SmartID division.

Investing and financing activities related to continuing operations

For the three months ended March 31, 2020, net cash provided by continuing investing activities was $1.3 million, mainly due to a change of $1.5 million in short-term investments, net, partially offset by $168,000 of purchases of long-lived assets.

For the three months ended March 31, 2019, net cash used in continuing investing activities was $137,000, mainly due to $163,000 of purchases of long-lived assets, partially offset by $10,000 in proceeds from restricted deposit for employee benefits, $10,000 in proceeds from the sale of property and equipment and a change of $6,000 in short-term investments, net.

For the three months ended March 31, 2020, net cash provided by continuing financing activities was $355,000, mainly due to a $200,000 proceeds from issuance of shares, net of issuance costs, a $160,000 increase in short-term bank credit, net, partially offset by a $5,000 repayment of long-term loans.

For the three months ended March 31, 2019, net cash provided by continuing financing activities was $253,000, mainly due to a $372,000 increase in short-term bank credit, net, partially offset by a $119,000 repayment of long-term bank loans.

Investing and financing activities related to discontinued operations

We had no cash flows provided by or used in discontinued investing or financing activities in the three months ended March 31, 2020 and March 31, 2019.

Off Balance Sheet Arrangements

We have no off balance sheet arrangements.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures - Our management, including our Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, are responsible for establishing and maintaining our disclosure controls and procedures (within the meaning of Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended, or Exchange Act). These controls and procedures are designed to ensure that information required to be disclosed in the reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information was made known to our management, including our CEO and CFO, by others within the Company, as appropriate to allow timely decisions regarding required disclosure. We evaluated these disclosure controls and procedures under the supervision of our CEO and CFO as of March 31, 2020. Based upon that evaluation, our management, including our CEO and CFO, concluded that our disclosure controls and procedures are effective as of such date.

Changes in Internal Control Over Financial Reporting - There has been no change in our internal control over financial reporting during the quarter ended March 31, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

On September 2, 2012, we filed an insurance lawsuit in the Israeli Central District Court against Harel Insurance Company Ltd., or Harel, for damages incurred by us due to flooding in our subcontractor’s (Smartrac) manufacturing site in Thailand in 2011, in the amount of approximately $11 million. This caused disruptions to our supply chain and specifically affected our ability to deliver products to our customers. On August 23, 2017, the District Court in Israel issued judgment in our favor in the amount of approximately $2.3 million (including $0.7 million specifically set for legal fees, etc.) for insurance coverage for damages incurred in connection with flooding in Thailand. Harel submitted its appeal of the judgment to the Israeli Supreme Court as well as a request for stay of judgment. On October 30, 2017, the Court denied the requested stay. Following the denial of Harel’s request, a payment of approximately $1.6 million was received. On January 26, 2020, a hearing in the Israeli Supreme Court took place in front of three judges. Further to discussions held during the hearing, the judges made the parties an offer by way of a settlement, pursuant to which the Company shall return to Harel a sum of approximately $553,000, in three subsequent monthly installments commencing on February 26, 2020. Based on the Supreme Court’s recommendation and the advice of the Company’s legal counsel, the Company agreed to the suggested offer which was also approved by Harel. As of May 12, 2020, we paid all the settlement amount.

In June 2013, prior to our divestiture of our SmartID division, Merwell Inc., or Merwell, filed a claim against us before an agreed-upon arbitrator alleging breach of contract in connection with certain commissions claimed to be owed to Merwell with respect to the division’s activities in Tanzania. These activities, along with all other activities of the SmartID division were later assigned to and assumed by SuperCom Ltd., or SuperCom, in its purchase of the division. SuperCom undertook to indemnify us and hold us harmless against any liabilities we may incur in connection with Merwell’s consulting agreement and the arbitration. An arbitration decision was issued on February 21, 2016, awarding Merwell $854,912 for outstanding commissions. The arbitration decision had been appealed by SuperCom but the appeal was denied. In order to collect the award, Merwell filed a motion against the Company and on January 7, 2019 the Nazareth District Court issued a judgment requiring the Company to pay Merwell an amount of NIS 5,080,000 (approximately $1,370,000). Based on the Company’s prior agreement with SuperCom (which was granted an effect of a court judgment), we deem SuperCom to be liable for all the costs and liabilities arising out of this claim. Since SuperCom failed to pay us the amounts due, in February 2019, we initiated an arbitration process to collect from SuperCom the amount paid to Merwell, as well as any complementary amounts as may be ordered in the future.

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

Item 1A. Risk Factors.

Our business faces many risks, a number of which are described under the caption “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019. Other than as set forth below, there have been no material changes from the risk factors previously disclosed in such Annual Report. The risks described in such Annual Report and below may not be the only risks we face. Other risks of which we are not yet aware, or that we currently believe are not material, may also materially and adversely impact our business operations or financial results. If any of the events or circumstances described in the risk factors contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019 or described below occurs, our business, financial condition or results of operations could be adversely impacted and the value of an investment in our securities could decline. Investors and prospective investors should consider the risks described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019 and below, and the information contained under the caption “Forward-Looking Statements” and elsewhere in this Quarterly Report on Form 10-Q before deciding whether to invest in our securities.

We face risks resulting from the recent outbreak of the COVID-19 pandemic, which could have a material adverse effect on our business and results of operations.

Our operations and business could be materially adversely affected by the recent outbreak of COVID-19. Our revenues from Mass Transit activity in the Polish market decreased during the first quarter of 2020 and are expected to continue to decrease in the foreseeable future. In addition, the execution of transactions related to our Retail activity is slow due to COVID-19 and there is no assurance that we will close any of the potential transactions with customers and partners. Further, another impact of COVID-19 is on product delivery, where components’ procurement lead time is longer and a shortage in components has grown as the duration of the COVID-19 pandemic has continued. As long as the COVID-19 pandemic continues, the components’ lead time may be longer than normal and shortages in component may continue or get worse. Although , we maintain a comprehensive network of world-wide suppliers to handle such delays in delivery, we may still suffer delays. Simultaneously, we are attempting to comply with rapidly changing restrictions, such as travel restrictions, curfews and others. In particular, following recommendations from the Israeli Ministry of Health and the Ministry of Finance, on March 16, 2020, the Israeli prime minister announced restrictions under which businesses in the private sector must reduce their onsite workforce. Currently travel to and from work is still permitted; however, the authorities may place additional, more restrictive measures on businesses and individuals. Though we may still operate under such regulations, any additional actions taken by the Israeli government could further limit that ability, which may have a material adverse effect on our operations and financial results. A significant reduction in our workforce and our compliance with instructions imposed by Israeli authorities may harm our ability to continue operating our business and materially and adversely affect our operations and financial condition. Further, we cannot assure you that we will be designated an “essential business”, as defined under regulatory instructions, and moreover, we cannot foresee whether the Israeli authorities will impose further restrictive instructions, which if implemented may lead to significant changes.

Authorities around the world have and may continue implementing similar restrictions on business and individuals in their jurisdictions. We are still assessing our business operations and system supports and the impact COVID-19 may have on our results and financial condition. To date, we have taken action to reduce our operating expenses in the short term, but there can be no assurance that this analysis or remedial measures will enable us to avoid part or all of any impact from the spread of COVID-19 or its consequences.

Item 5. Other Information.

As we previously reported, on May 24, 2019, ASEC entered into a loan agreement with the Lender. On the same day, the Lender loaned to ASEC the full amount of the loan, $2,000,000, secured by certain assets of ASEC.

Based on Polish government regulations introduced in relation to the COVID-19 pandemic, on May 11, 2020, ASEC entered into an addendum to the loan agreement with the Lender, pursuant to which the Lender agreed to postpone the maturity of the secured $2,000,000 loan, by six months. Accordingly, pursuant to such addendum, the loan will mature on November 22, 2020, instead of May 23, 2020, as previously provided in the loan agreement. The loan will be payable in full on maturity (with option of early repayment by ASEC) and the interest is paid on a monthly basis. The loan bears interest at an annual interest rate based on 1-month LIBOR plus a margin of 1.8%, or currently approximately 2.8% in total. The loan agreement includes customary events of default, including, among others, failures to repay any amounts due to the Lender, breaches or defaults under the terms of the loan agreement, etc. If an event of default occurs, the Lender may reduce the amount of the loan, demand an additional security or terminate the loan agreement.

Item 6. Exhibits.

3.1*	Amended and Restated Articles of Incorporation, as amended on April 14, 2020.

3.2*	Amended and Restated Articles of Incorporation, as amended on April 14, 2020 (marked copy).

3.3*	Memorandum of Association, as amended and restated after the April 14, 2020 amendment.

10.1	Form of Indemnification Agreement between the Company and its directors and officers (incorporated by reference to Appendix B to the Company’s proxy statement on Schedule 14A filed with the SEC on March 10, 2020).

10.2*	Addendum to Loan Agreement, dated May 11, 2020, by and between ASEC S.A. (Spolka Akcyjna), a wholly-owned Polish subsidiary of the Company, and PKO Bank Polski, a Polish bank. (translated from Polish).

31.1*	Rule 13a-14(a) Certification of Chief Executive Officer.

31.2*	Rule 13a-14(a) Certification of Chief Financial Officer.

32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.

32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

101 *	The following materials from our Quarterly Report on Form 10-Q for the quarter ended March 31, 2020 formatted in XBRL (eXtensible Business Reporting Language): (i) the Interim Condensed Consolidated Balance Sheets, (ii) the Interim Condensed Consolidated Statements of Operations, (iii) the Interim Condensed Consolidated Statements of Comprehensive Loss, (iv) the Interim Condensed Statements of Changes in Equity, (v) the Interim Condensed Consolidated Statements of Cash Flows, and (vi) the Notes to Interim Condensed Consolidated Financial Statements, tagged as blocks of text and in detail.

*	Filed herewith.

**	Furnished herewith.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ON TRACK INNOVATIONS LTD.

By:	/s/ Yehuda Holtzman
Yehuda Holtzman, Chief Executive Officer
(Principal Executive Officer)
Dated: May 12, 2020

By:	/s/ Assaf Cohen
Assaf Cohen, Chief Financial Officer
(Principal Financial and Accounting Officer)
Dated: May 12, 2020