Form 10-Q
period 2020-06-30
ON TRACK INNOVATIONS LTD
filed 2020-08-12
CIK 1021604

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

Yes ☐            No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: 53,824,377 Ordinary Shares outstanding as of August 7, 2020.

ON TRACK INNOVATIONS LTD.

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

ON TRACK INNOVATIONS LTD. AND ITS SUBSIDIARIES

INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As of June 30, 2020

(Unaudited)

On Track Innovations Ltd.

and its Subsidiaries

Interim Unaudited Condensed Consolidated Financial Statements as of June 30, 2020

On Track Innovations Ltd.

and its Subsidiaries

Interim Unaudited Condensed Consolidated Balance Sheets

US dollars in thousands except share data

	June 30,	December 31,
	2020	2019

Assets

Current assets
Cash and cash equivalents	$3,368	$2,543
Short-term investments	1,805	2,305
Trade receivables (net of allowance for doubtful accounts of $810 and $612 as of June 30, 2020 and December 31, 2019, respectively)	2,291	2,430
Other receivables and prepaid expenses	1,394	1,822
Inventories	3,147	3,332

Total current assets	12,005	12,432

Long term restricted deposit for employee benefits	474	477

Severance pay deposits	382	383

Property, plant and equipment, net	3,434	3,694

Intangible assets, net	746	733

Right-of-use assets due to operating leases	3,837	2,134

Total Assets	$20,878	$19,853

The accompanying notes are an integral part of these interim unaudited condensed consolidated financial statements.

On Track Innovations Ltd.

and its Subsidiaries

Interim Unaudited Condensed Consolidated Balance Sheets

US dollars in thousands except share data

	June 30,	December 31,
	2020	2019

Liabilities and Equity

Current Liabilities
Short-term bank credit and loans and current maturities of long-term bank loans	$2,478	$2,478
Trade payables	4,086	4,126
Other current liabilities	2,474	3,054

Total current liabilities	$9,038	$9,658

Long-Term Liabilities
Long-term loans, net of current maturities	825	22
Long-term liabilities due to operating leases, net of current maturities	2,938	1,483
Accrued severance pay	894	884
Deferred tax liability	341	416
Total long-term liabilities	4,998	2,805

Total Liabilities	14,036	12,463

Commitments and Contingencies, see Note 7

Equity

Ordinary shares of NIS 0.1 par value: Authorized – 100,000,000 and 50,000,000 shares as of June 30, 2020 and December 31, 2019, respectively; issued: 55,003,076 and 47,963,076 shares as of June 30, 2020 and December 31, 2019, respectively; outstanding: 53,824,377 and 46,784,377 shares as of June 30, 2020 and December 31, 2019, respectively	1,423	1,226
Additional paid-in capital	227,170	225,970
Treasury shares at cost - 1,178,699 shares as of June 30, 2020 and December 31, 2019	(2,000)	(2,000)
Accumulated other comprehensive loss	(1,127)	(974)
Accumulated deficit	(218,624)	(216,832)
Total Equity	6,842	7,390

Total Liabilities and Equity	$20,878	$19,853

The accompanying notes are an integral part of these interim unaudited condensed consolidated financial statements.

On Track Innovations Ltd.

and its Subsidiaries

Interim Unaudited Condensed Consolidated Statements of Operations

US dollars in thousands except share and per share data

	Three Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019

Revenues
Sales	$3,998	$2,933	$7,394	$4,655
Licensing and transaction fees	855	1,183	1,910	2,474

Total revenues	4,853	4,116	9,304	7,129

Cost of revenues
Cost of sales	2,965	1,742	5,238	3,112
Total cost of revenues	2,965	1,742	5,238	3,112

Gross profit	1,888	2,374	4,066	4,017
Operating expenses
Research and development	904	817	1,802	1,688
Selling and marketing	1,193	1,320	2,355	2,605
General and administrative	775	1,046	1,732	2,011
Total operating expenses	2,872	3,183	5,889	6,304

Operating loss from continuing operations	(984)	(809)	(1,823)	(2,287)
Financial (expenses) income, net	(123)	(37)	45	(106)

Loss from continuing operations before taxes on income	(1,107)	(846)	(1,778)	(2,393)
Income tax benefits (expenses)	16	(3)	29	(8)
Loss from continuing operations	(1,091)	(849)	(1,749)	(2,401)
Loss from discontinued operations	(32)	(50)	(43)	(243)
Net loss	$(1,123)	$(899)	$(1,792)	$(2,644)
Basic and diluted net loss attributable to shareholders per ordinary share
From continuing operations	(0.02)	(0.02)	(0.04)	(0.06)
From discontinued operations	*	*	*	*

	$(0.02)	$(0.02)	$(0.04)	$(0.06)

Weighted average number of ordinary shares used in computing basic and diluted net loss per ordinary share	52,706,135	41,300,641	50,248,113	41,297,526

*	Less than $0.01 per ordinary share.

The accompanying notes are an integral part of these interim unaudited condensed consolidated financial statements.

On Track Innovations Ltd.

and its Subsidiaries

Interim Unaudited Condensed Consolidated Statements of Comprehensive Loss

US dollars in thousands

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019

Total comprehensive loss:
Net loss	$(1,123)	$(899)	$(1,792)	$(2,644)
Foreign currency translation adjustments	141	101	(153)	38

Total comprehensive loss	$(982)	$(798)	$(1,945)	$(2,606)

The accompanying notes are an integral part of these interim unaudited condensed consolidated financial statements.

On Track Innovations Ltd.

and its Subsidiaries

Interim Unaudited Condensed Consolidated Statements of Changes in Equity

US dollars in thousands except for number of shares

						Accumulated other
	Number of			Additional	Treasury	comprehensive
	Shares		Share	paid-in	Shares	Income	Accumulated	Total
	issued		capital	capital	(at cost)	(loss)	deficit	equity

Balance as of March 31, 2019	42,473,076		$1,068	$225,068	$(2,000)	$(1,019)	$(212,688)	$10,429

Changes during the three months period ended June 30, 2019:

Stock-based compensation	30,000	(*)	1	43	-	-	-	44
Foreign currency translation adjustments	-		-	-	-	101	-	101
Net loss	-		-	-	-	-	(899)	(899)
Balance as of June 30, 2019	42,503,076		$1,069	$225,111	$(2,000)	$(918)	$(213,587)	$9,675

Balance as of March 31, 2020	49,003,076		$1,256	$226,152	$(2,000)	$(1,268)	$(217,501)	$6,639

Changes during the three months period ended June 30, 2020:

Issuance of shares, net of issuance costs of $31	6,000,000	(**)	167	1,002	-	-	-	1,169
Stock-based compensation	-		-	16	-	-	-	16
Foreign currency translation adjustments	-		-	-	-	141	-	141
Net loss	-		-	-	-	-	(1,123)	(1,123)
Balance as of June 30, 2020	55,003,076		$1,423	$227,170	$(2,000)	$(1,127)	$(218,624)	$6,842

(*)	See Note 11D.
(**)	See Note 11A.

The accompanying notes are an integral part of these interim unaudited condensed consolidated financial statements.

On Track Innovations Ltd.

and its Subsidiaries

Interim Unaudited Condensed Consolidated Statements of Changes in Equity

US dollars in thousands except for number of shares

						Accumulated other
	Number of			Additional	Treasury	comprehensive
	Shares		Share	paid-in	Shares	Income	Accumulated	Total
	issued		capital	capital	(at cost)	(loss)	deficit	equity

Balance as of December 31, 2018	42,473,076		$1,068	$225,022	$(2,000)	$(956)	$(210,943)	$12,191

Changes during the six months period ended June 30, 2019:

Stock-based compensation	30,000	(*)	1	89	-	-	-	90
Foreign currency translation adjustments	-		-	-	-	38	-	38
Net loss	-		-	-	-	-	(2,644)	(2,644)
Balance as of June 30, 2019	42,503,076		$1,069	$225,111	$(2,000)	$(918)	$(213,587)	$9,675

Balance as of December 31, 2019	47,963,076		$1,226	$225,970	$(2,000)	$(974)	$(216,832)	$7,390

Changes during the six months period ended June 30, 2020:

Issuance of shares, net of issuance costs of $39	7,040,000	(**)	197	1,172	-	-	-	1,369
Stock-based compensation	-		-	28	-	-	-	28
Foreign currency translation adjustments	-		-	-	-	(153)	-	(153)
Net loss	-		-	-	-	-	(1,792)	(1,792)
Balance as of June 30, 2020	55,003,076		$1,423	$227,170	$(2,000)	$(1,127)	$(218,624)	$6,842

(*)	See Note 11D.
(**)	See Note 11A.

The accompanying notes are an integral part of these interim unaudited condensed consolidated financial statements.

On Track Innovations Ltd.

and its Subsidiaries

Interim Unaudited Condensed Consolidated Statements of Cash Flows

US dollars in thousands

	Six months ended June 30,
	2020	2019

Cash flows from continuing operating activities
Net loss from continuing operations	$(1,749)	$(2,401)
Adjustments required to reconcile net loss to net cash used in provided by continuing operating activities:
Stock-based compensation related to options issued to employees and others	28	90
Accrued interest and linkage differences, net	(162)	(18)
Depreciation and amortization	604	643
Deferred tax benefits, net	(58)	(24)
Gain on sale of fixed assets	-	(2)

Changes in operating assets and liabilities:
Change in accrued severance pay, net	11	44
Decrease in trade receivables, net	101	1,254
Decrease in other receivables and prepaid expenses	379	597
Decrease (increase) in inventories	174	(1,405)
Increase in trade payables	110	585
Decrease in other current liabilities	(245)	(540)
Net cash used in continuing operating activities	(807)	(1,177)

Cash flows from continuing investing activities
Purchase of property and equipment and intangible assets	(490)	(341)
Change in short-term investments, net	511	(1,190)
Proceeds from restricted deposit for employee benefits	-	10
Proceeds from sale of property and equipment	-	10
Net cash provided by (used in) continuing investing activities	21	(1,511)

Cash flows from continuing financing activities
Increase in short-term bank credit and loans, net	62	2,747
Proceeds from long-term bank loans	799	-
Repayment of long-term bank loans	(7)	(233)
Proceeds from issuance of shares, net of issuance costs	1,369	-
Net cash provided by continuing financing activities	2,223	2,514

Cash flows from discontinued operations
Net cash used in discontinued operating activities	(526)	(1,304)

Total net cash used in discontinued operations	(526)	(1,304)

Effect of exchange rate changes on cash and cash equivalents	(86)	53

Increase (decrease) in cash, cash equivalents and restricted cash	825	(1,425)
Cash, cash equivalents and restricted cash-beginning of the period	2,648	5,105

Cash, cash equivalents and restricted cash-end of the period	$3,473	$3,680

Supplementary cash flows activities:
Cash paid during the period for:
Interest paid	$51	$19
Income taxes paid	$40	$173

Supplemental disclosures of non-cash flow information:
Payables due to purchase of property and equipment and intangible assets	$87	$-

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

At June 30, 2020, the Company operates in two operating segments: (a) Retail and Mass Transit Ticketing, and (b) Petroleum. See Note 12. During December 2018, the Company sold its medical smart cards operation – see Note 1C(2).

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

In the opinion of management, all adjustments considered necessary for a fair statement, consisting of normal recurring adjustments, have been included. Operating results for the six month period and the three month period ended June 30, 2020 are not necessarily indicative of the results that may be expected for the year ending December 31, 2020.

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

On Track Innovations Ltd.

and Subsidiaries

Notes to the Interim Unaudited Condensed Consolidated Financial Statements

US dollars, NIS and Euro in thousands, except share and per share data

Note 1 - Organization and Basis of Presentation (cont’d)

C.	Divestiture of operations (cont’d)

1.	(Cont’d)

On April 20, 2016, the purchaser of the Smart ID division, SuperCom Ltd. (“SuperCom”), and the Company entered into a settlement agreement resolving certain litigation between SuperCom and the Company pursuant to which SuperCom paid the Company $2,050 and agreed to pay the Company up to $1,500 in accordance with and subject to a certain earn-out mechanism. In November 2017, the Company commenced an arbitration procedure with SuperCom, in which the Company claims that additional earn-out payments have not been paid to the Company. SuperCom raised claims against the Company during the arbitration for material damages. The evidence in the arbitration was heard on March 6, 2018, and an arbitration decision was issued on December 24, 2018 in the Company’s favor and denied SuperCom’s claims. The arbitrator ordered SuperCom to disclose the financial information regarding the earn-out payments that the Company is entitled to receive, and to pay the Company accordingly, or otherwise pay the Company approximately $1,300 that reflects the maximum earn-out amount that has not yet been paid to the Company by SuperCom. The arbitration verdict was approved as a court’s verdict in June 2019, but SuperCom failed to disclose the financial information in the way it should have done according to the arbitration decision. Therefore, in December 2019 the Company submitted a complementary claim to the arbitrator, asking for a final award that includes a final payment by SuperCom (as opposed to merely disclosing information). A hearing in this procedure is scheduled for August 10, 2020.

The Company records the earn-out payments only when the consideration is determined to be realizable. The Company did not record or receive any contingent consideration during the six months ended June 30, 2020 and 2019.

2.	In December 2018, the Company completed the sale of its medical smart cards operation (“Medismart”) (formerly part of the Company’s “Other segment”) to Smart Applications International Limited for a total price of $2,750. The Company has determined that the sale of the Medismart business qualifies as a discontinued operation. Accordingly, the results and the cash flows of this operation for all reporting periods are presented in the statements of operations and in the statements of cash flows, respectively, as discontinued operations separately from continuing operations.

D.	Liquidity and Capital Resources

The Company has had recurring losses and has an accumulated deficit as of June 30, 2020 of $218,624. The Company also has a payable balance on its short-term loan of $2,478 as of June 30, 2020 that is due within the next 12 months.

Since inception, the Company’s principal sources of liquidity have been revenues, proceeds from sales of equity securities, borrowings from banks and government, cash from the exercise of options and warrants as well as proceeds from the divestiture of parts of the Company’s businesses. The Company had cash, cash equivalents and short-term investments representing bank deposits of $5,173 (of which an amount of $105 has been pledged as security for certain items) as of June 30, 2020. The Company believes that it has sufficient capital resources to fund its operations for at least the next 12 months.

On Track Innovations Ltd.

and Subsidiaries

Notes to the Interim Unaudited Condensed Consolidated Financial Statements

US dollars, NIS and Euro in thousands, except share and per share data

Note 1 - Organization and Basis of Presentation (cont’d)

D.	Liquidity and Capital Resources (cont’d)

Further, as disclosed in Note 11A, during April 2020 the Company received funds in a total amount of $1,200 in consideration for the issuance of 6,000,000 ordinary shares, all in accordance with the terms and provisions of the Agreement (as defined in Note 11A below).

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

So far, the main direct impact of the COVID-19 pandemic has been a decrease in the Company’s revenues derived from Mass Transit Ticketing sales in the Polish market. The revenues from this operation, that were relatively stable during the year preceding the COVID-19 outbreak, decreased by approximately $1,000 in the first half of 2020, compared to the first half of 2019, mainly due to the lockdown and other restrictions and consequences of the COVID-19 as started in March 2020. This impact is expected to continue for the foreseeable future. As a response to this effect, the Company has taken steps to reduce some costs that are not essential under the current circumstances.

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

Regarding the Company’s Petroleum activity, due to the extended lockdown in South Africa, some of the sales that were planned to occur at the second quarter of 2020 were postponed to the second half of 2020 and therefore caused a decrease in the revenues derived from this segment compared to the second quarter of 2019.

As for the Company’s Retail activity, the Company has seen a higher interest from a growing number of potential customers and partners as they forecasted that the need for the Company’s products will grow, yet execution of closing is still slow due to the current business environment.

It is difficult to predict what other impacts the COVID-19 pandemic may have on the Company.

Regarding a consent that the Company’s Polish subsidiary received to postpone the maturity date of a secured bank loan, and a long-term loan that it received as part of the Polish government assistance and regulations introduced in relation to the COVID-19, see Note 5.

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

On Track Innovations Ltd.

and Subsidiaries

Notes to the Interim Unaudited Condensed Consolidated Financial Statements

US dollars, NIS and Euro in thousands, except share and per share data

Note 3 - Other Receivables and Prepaid Expenses

	June 30,	December 31,
	2020	2019

Government institutions	$261	$414
Prepaid expenses	230	224
Receivables under contractual obligations to be transferred to others (*)	144	330
Supplier advances	429	544
Other receivables	330	310

	$1,394	$1,822

*	The Company’s subsidiary in Poland is required to collect certain fees that are to be transferred to local authorities.

Note 4 - Other Current Liabilities

	June 30,	December 31,
	2020	2019

Employees and related expenses	$602	$613
Accrued expenses	813	887
Customer advances	109	111
Short-term liabilities due to operating leases and current maturities	847	686
Other current liabilities	103	757	(*)
	$2,474	$3,054

*	See Note 7A(5).

Note 5 - Short-term and long-term bank loans

On May 11, 2020, based on Polish government regulations introduced in relation to the COVID-19 pandemic, ASEC S.A. (Spolka Akcyjna), the Polish subsidiary of the Company (hereinafter – “ASEC”), received the consent of PKO Bank Polski, a Polish bank (hereinafter – “the Lender”), to postpone the maturity date of a secured loan, provided to ASEC in May 2019, in the amount of $2,000, by six months to November 22, 2020 instead of May 23, 2020, as the loan agreement provided. The loan will be payable in full on maturity (with the option of early repayment by ASEC) and the interest of 1-month LIBOR plus 1.8% is paid on a monthly basis. The loan agreement includes customary events of default, including, among others, failures to repay any amounts due to the Lender, breaches or defaults under the terms of the agreement, etc. If an event of default occurs, the Lender may reduce the amount of the loan, demand additional security or terminate the agreement. This loan is presented as a short-term bank loan within ‘current liabilities’. ASEC repaid approximately $156 of this loan during the first half of 2020.

As part of an additional Polish government assistance, ASEC received a long-term loan in an amount of approximately $800 through an other Polish bank in June 2020. Depending on some scenarios, such as average number of employees and financial results, a portion of the loan may be forgiven. The loan will be repaid in 24 monthly equal installments starting in July 2021. This loan is denominated in Polish Zloty and does not bear interest. This loan is presented as a long-term bank loan within ‘long-term liabilities’. In the event of breach by ASEC of any of the obligations, as mentioned in the loan agreement, the bank may terminate such agreement. In such a case, the long-term loan shall become due and payable within 14 business days from receipt of the notice of termination.

On Track Innovations Ltd.

and Subsidiaries

Notes to the Interim Unaudited Condensed Consolidated Financial Statements

US dollars, NIS and Euro in thousands, except share and per share data

Note 6 - Leases

The Company leases a limited number of assets, mainly offices and cars for use in its operations. The Company adopted the accounting standard ASC 842, “Leases”, and all the related amendments on January 1, 2019 and used the effective date as Company’s date of initial application.

As of June 30, 2020, right-of-use assets due to operating leases are $3,837 (as of December 31, 2019 - $2,134) and the liabilities due to operating leases are $3,785 (as of December 31, 2019 - $2,169), out of which $2,938 are classified as long-term liabilities and $847 are classified as current liabilities (see Note 4).

The right-of-use assets and the liabilities due to operating leases as of June 30, 2020, include assets and liabilities in the amount of $1,741 and $1,736, respectively, that derive from the lease commencement of the headquarters office in Yokne’am, Israel (in lieu of the previous leased headquarters building in Rosh Pina) in January 2020. The operating lease period of this office is five years (excluding the extension-period, as mentioned in the agreement). The total annual rent expenses of this building, including management fees and excluding construction costs-reimbursement payments, is approximately NIS 595 ($172) during the lease period and approximately NIS 654 ($189) during the extension-period, if extended. The construction costs-reimbursement payments are approximately NIS 2,913 ($840), out of which 50% will be paid during the lease period. If the Company leases this office during the extension-period of five years, the rest of the 50% costs-reimbursement payments will be paid during the extension-period. Otherwise, the rest of the 50% costs-reimbursement payments will be paid at the end of 2024.

The Company includes renewal options that it is reasonably certain to exercise in the measurement of the lease liabilities. The remaining operating lease periods of the leases range from less than one year to ten years as of June 30, 2020. The weighted average remaining lease term is 3.2 years as of June 30, 2020.

The following is a schedule of the maturities of operating lease liabilities for the next five years as of June 30, 2020, and thereafter, as were taken into account in the calculation of the operating lease liabilities as of June 30, 2020:

Remainder of 2020	$538
2021	1,009
2022	783
2023	503
2024	338
Thereafter	1,225
Total leases payments	4,396
Less - discount	611
Operating lease liabilities	$3,785

As of June 30, 2020, the weighted average discount rate of the operating leases is approximately 5%.

Operating lease costs and cash paid during the six months ended June 30, 2020 and 2019, for amounts included in the measurement of the lease liabilities were approximately $538 and $366, respectively. Operating lease costs and cash paid during the three months ended June 30, 2020 and 2019, for amounts included in the measurement of the lease liabilities were approximately $276 and $186, respectively. Operating lease costs include fixed payments and variable payments that depend on an index or rate. There are no other significant variable lease payments.

The Company does not have any material leases, individually or in the aggregate, classified as a finance leasing arrangement.

On Track Innovations Ltd.

and Subsidiaries

Notes to the Interim Unaudited Condensed Consolidated Financial Statements

US dollars, NIS and Euro in thousands, except share and per share data

Note 7 - Commitments and Contingencies

A.	Legal claims

1.	In June 2013, prior to the Company’s divestiture of its SmartID division, Merwell Inc. (“Merwell”) filed a claim against the Company before an agreed-upon arbitrator alleging breach of contract in connection with certain commissions claimed to be owed to Merwell with respect to the division’s activities in Tanzania. These activities, along with all other activities of the SmartID division, were later assigned to and assumed by SuperCom in its purchase of the division. SuperCom undertook to indemnify the Company and hold it harmless against any liabilities the Company may incur in connection with Merwell’s consulting agreement and the arbitration. An arbitration decision was issued on February 21, 2016, awarding Merwell approximately $855 for outstanding commissions, plus expenses and legal fees, as well as a right to receive additional information from the Company regarding an additional engagement period in Tanzania and a right to possibly receive additional amounts from the Company, if at all, according to the information that will be provided. The arbitration decision had been appealed and the appeal was denied on June 17, 2018. In order to collect the award, Merwell filed a motion against the Company and the Nazareth District Court issued a judgment requiring the Company to pay Merwell an amount of NIS 5,080 (approximately $1,370) that was paid by the Company on January 8, 2019. As mentioned above, based on the agreement with SuperCom from April 2016 (which was granted an effect of a court judgment), SuperCom is liable for all the costs and liabilities arising out of this claim. Since SuperCom failed to pay the Company the amounts due, in February 2019 the Company initiated an arbitration process to collect from SuperCom, the amount paid to Merwell, as well as any complementary amounts, as may be ordered in the future.

Despite the fact that, based on the assessment of the Company’s external legal counsel, the likelihood to succeed in the arbitration process (or other legal procedure in that matter) is high, the Company did not record an indemnification asset as of June 30, 2020 and December 31, 2019, in accordance with accounting standard ASC 450, “Contingencies”.

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

On Track Innovations Ltd.

and Subsidiaries

Notes to the Interim Unaudited Condensed Consolidated Financial Statements

US dollars, NIS and Euro in thousands, except share and per share data

Note 7 - Commitments and Contingencies (cont’d)

A.	Legal claims (cont’d)

3.	In October 2013, a financial claim was filed against the Company and its then French subsidiary, Parx France (in this paragraph, together, the “Defendants”), in the Commercial Court of Paris, France (in this paragraph, the “Court”). The sum of the claim is €1,500 (approximately $1,680) and is based on the allegation that the plaintiff sustained certain losses in connection with Defendants not granting the plaintiff exclusive marketing rights to distribute and operate the Defendants’ PIAF Parking System in Paris and the Ile of France. On October 25, 2017, the Court issued its ruling in this matter dismissing all claims against the Company, but ordering Parx France to pay the plaintiff €50 ($56) plus interest in damages plus another approximately €5 ($6) in other fees and penalties. The Company offered to pay the amounts mentioned above to the plaintiff in consideration for not filing future appeals. The plaintiff rejected this offer and filed an appeal against Parx France and the Company claiming the sum of €503 ($563) plus interest and expenses. On November 7, 2019, the Company’s external legal counsel concluded that the appeal was inadmissible, and that it believed that the opposing claims would be dismissed. The appeal hearing was scheduled for April 21, 2021. Based on the assessment of the Company’s external legal counsel, the Company’s management is of the opinion that the chances of the appeal being approved against the Company are low.

4.	In July 2019, the Company received a request (the “Request”), to allow a petitioner to submit a class action, which concerns the petitioner’s claims that, inter alia, through the EasyPark card, drivers are permitted to exceed the quota of permitted hours in accordance with the instructions of various local authorities in Israel. The Request was submitted against a company incorporated by the buyer of the assets (including the parking activity) of the Israeli subsidiaries of the Company (the “Company’s Subsidiaries”) and against two other companies that operate technological means for payment for public parking spaces scattered throughout the cities. Since the majority of potential claims against the Company’s Subsidiaries relate to the period following the sale of the Company’s Subsidiaries’ assets, including the parking activity, it appears that the Company’s exposure through this channel is limited. Furthermore, even if payment will be required, the buyer would be liable for the majority of such payment. Therefore the Company will not participate in such procedure at this stage. Based on the assessment of the Company’s external legal counsel, the Company’s management is of the opinion that the exposure of the Company is low.

5.	During the year ended December 31, 2017, the Company recorded income of approximately $1,600 based on a judgment issued by the Israeli Central District Court regarding the Company’s lawsuit against Harel Insurance Company Ltd. (“Harel”) for damages incurred by the Company due to flooding in a subcontractor’s manufacturing site in 2011. The judgment determined that this amount of $1,600, net be awarded to cover the Company’s damages. On October 10, 2017, Harel submitted its appeal of the judgment to the Israeli Supreme Court as well as a request for stay of judgment.

On Track Innovations Ltd.

and Subsidiaries

Notes to the Interim Unaudited Condensed Consolidated Financial Statements

US dollars, NIS and Euro in thousands, except share and per share data

Note 7 - Commitments and Contingencies (cont’d)

A.	Legal claims (cont’d)

On January 26, 2020, Harel and the Company agreed to the offer of the Israeli Supreme Court, as made by way of settlement in which the Company will pay back to Harel the sum of NIS 1,907 (approximately $553) in three monthly equal installments starting February 26, 2020. Accordingly, the Company recorded loss of $71 and $482 within the net loss from continuing operations and within the net loss from discontinued operations, respectively, in the fourth quarter of 2019. As of June 30, 2020, the Company paid all the settlement amount.

6.	Regarding an additional legal claim, see Note 1C(1).

B.	Guarantees

As of June 30, 2020, the Company has granted performance guarantees and guarantees to secure customer advances in the sum of $495. The expiration dates of these guarantees range from January 2021 to September 2021.

On Track Innovations Ltd.

and Subsidiaries

Notes to the Interim Unaudited Condensed Consolidated Financial Statements

US dollars, NIS and Euro in thousands, except share and per share data

Note 8 - Revenues

Disaggregation of revenue

The following tables disaggregate the Company’s revenue by major source based on categories that depict its nature and timing as reviewed by management for the three months ended June 30, 2020 and 2019:

	Three months ended June 30,
	2020
	Retail and Mass Transit Ticketing	Petroleum	Total
Cashless payment products (A)	$1,843	$-	$1,843
Complete cashless payment solutions (B):
Sales of products (B1)	1,799	304	2,103
Licensing fees, transaction fees and services (B2)	730	177	907
	2,529	481	3,010
Total revenues	$4,372	$481	$4,853

	Three months ended June 30,
	2019
	Retail and Mass Transit Ticketing	Petroleum	Total
Cashless payment products (A)	$1,901	$-	$1,901
Complete cashless payment solutions (B):
Sales of products (B1)	460	331	791
Licensing fees, transaction fees and services (B2)	1,116	308	1,424
	1,576	639	2,215
Total revenues	$3,477	$639	$4,116

On Track Innovations Ltd.

and Subsidiaries

Notes to the Interim Unaudited Condensed Consolidated Financial Statements

US dollars, NIS and Euro in thousands, except share and per share data

Note 8 - Revenues (cont’d)

Disaggregation of revenue (cont’d)

The following tables disaggregate the Company’s revenue by major source based on categories that depict its nature and timing as reviewed by management for the six months ended June 30, 2020 and 2019:

	Six months ended June 30,
	2020
	Retail and Mass Transit Ticketing	Petroleum	Total
Cashless payment products (A)	$4,312	$-	$4,312
Complete cashless payment solutions (B):
Sales of products (B1)	2,113	875	2,988
Licensing fees, transaction fees and services (B2)	1,600	404	2,004
	3,713	1,279	4,992
Total revenues	$8,025	$1,279	$9,304

	Six months ended June 30,
	2019
	Retail and Mass Transit Ticketing	Petroleum	Total
Cashless payment products (A)	$2,740	$-	$2,740
Complete cashless payment solutions (B):
Sales of products (B1)	597	836	1,433
Licensing fees, transaction fees and services (B2)	2,333	623	2,956
	2,930	1,459	4,389
Total revenues	$5,670	$1,459	$7,129

On Track Innovations Ltd.

and Subsidiaries

Notes to the Interim Unaudited Condensed Consolidated Financial Statements

US dollars, NIS and Euro in thousands, except share and per share data

Note 8 - Revenues (cont’d)

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

Contract balances

	June 30,	December 31,
	2020	2019
Trade receivables, net of allowance for doubtful accounts	$2,291	$2,430
Customer advances	$109	$111

Accounts receivable are recognized when the right to consideration becomes unconditional based upon contractual billing schedules.

On Track Innovations Ltd.

and Subsidiaries

Notes to the Interim Unaudited Condensed Consolidated Financial Statements

US dollars, NIS and Euro in thousands, except share and per share data

Note 8 - Revenues (cont’d)

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

Note 9 - Discontinued operations

As described in Note 1C, the Company divested its interest in the SmartID division and its Medismart activity, and presented these activities as discontinued operations.

Set forth below are the results of the discontinued operations:

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Revenues	$-	$-	$-	$-
Expenses	(32)	(50)	(43)	(243)
Net loss from discontinued operations	$(32)	$(50)	$(43)	$(243)

Note 10 - Fair Value of Financial Instruments

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

Note 10 - Fair Value of Financial Instruments (cont’d)

The Company, in estimating fair value for financial instruments, determined that the carrying amounts of cash and cash equivalents, trade receivables, short-term bank credit and trade payables are equivalent to, or approximate their fair value due to the short-term maturity of these instruments.

The carrying amounts of variable interest rate long-term loans are equivalent or approximate to their fair value as they bear interest at approximate market rates. Regarding the long-term loan that does not bear any interest (see Note 5), taking into account the schedule of its maturities, its amount and the relatively current low market rates, the difference between its carrying amount and its fair value is insignificant.

As of June 30, 2020, the Company held approximately $1,805 of short-term bank deposits (as of December 31, 2019, $2,305). As of June 30, 2020 and December 31, 2019, short-term deposit in the amount of $105 has been pledged as security in respect of guarantees granted and cannot be pledged to others or withdrawn without the consent of the bank.

Note 11 - Equity

A.	Share capital

On December 23, 2019, the Company entered into a share purchase agreement (hereinafter – the “Agreement”) with Jerry L Ivy, Jr. Descendants Trust (hereinafter - “Ivy”) and two other investors (collectively together with Ivy – “Investors”). The Agreement relates to a private placement of an aggregate of up to 12,500,000 ordinary shares of the Company for aggregate gross proceeds to the Company of up to $2,500.

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

The issuance costs in the three months ended June 30, 2020 were $31.

In addition, pursuant to the terms of the Agreement, on May 5, 2020, after the consummation of the Subsequent Closing, the Company’s Board of Directors appointed an additional representative designated by Ivy. The appointment of such designee shall remain valid through the next general meeting of the Company’s shareholders or as set forth in the Articles of Association of the Company.

On Track Innovations Ltd.

and Subsidiaries

Notes to the Interim Unaudited Condensed Consolidated Financial Statements

US dollars, NIS and Euro in thousands, except share and per share data

Note 11 - Equity (cont’d)

B.	Stock option plans

During each of the six month periods ended June 30, 2020 and June 30, 2019, 814,000 and 130,000 options were granted, respectively. The vesting period for the options is three years. The average exercise prices for the options that were granted during the six months ended June 30, 2020 and June 30, 2019 are $0.24 and $0.67, respectively. Those options expire up to five years after the date of grant. Any options which are forfeited or cancelled before expiration become available for future grants under the Company’s option plan. The fair value of each option granted to employees during the six months ended June 30, 2020 and June 30, 2019 was estimated on the date of grant, using the Black-Scholes model and the following assumptions:

	Six months ended June 30,
	2020	2019
Expected dividend yield	0%	0%
Expected volatility	107%	79%
Risk-free interest rate	0.36%	2.41%
Expected life - in years	2.49	2.44

1.	Dividend yield of zero percent for all periods.

2.	Expected average volatility represents a weighted average standard deviation rate for the price of the Company’s ordinary shares on Nasdaq and on the OTCQX market, as applicable.

3.	Risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant.

4.	Estimated expected lives are based on historical grants data.

The Company’s options activity (including options to non-employees) and options outstanding and options exercisable as of December 31, 2019 and June 30, 2020, are summarized in the following table:

	Number of options outstanding	Weighted average exercise price per share
Outstanding – December 31, 2019	809,000	$0.93
Options granted	814,000	0.24
Options expired or forfeited	(30,000)	0.86
Outstanding – June 30, 2020	1,593,000	0.58
Exercisable as of:
December 31, 2019	505,657	$1.06
June 30, 2020	510,657	$1.04

The weighted average fair value of options granted during the six months ended June 30, 2020 and during the six months ended June 30, 2019 is $0.12 and $0.24, respectively, per option. The aggregate intrinsic value of outstanding options as of June 30, 2020 and December 31, 2019 is approximately $228 and zero, respectively. The aggregate intrinsic value of exercisable options as of June 30, 2020 and December 31, 2019 is zero.

On Track Innovations Ltd.

and Subsidiaries

Notes to the Interim Unaudited Condensed Consolidated Financial Statements

US dollars, NIS and Euro in thousands, except share and per share data

Note 11 - Equity (cont’d)

B.	Stock option plans (cont’d)

The following table summarizes information about options outstanding and exercisable (including options to non-employees) as of June 30, 2020:

	Options outstanding			Options exercisable
	Number	Weighted		Number	Weighted
	Outstanding	average	Weighted	Outstanding	average	Weighted
	as of	remaining	Average	As of	remaining	Average
Range of	June 30,	contractual	Exercise	June 30,	contractual	Exercise
exercise price ($)	2020	life (years)	Price	2020	life (years)	Price
0.28-0.90	1,127,000	4.26	0.34	120,995	1.35	0.76
1.07-1.68	466,000	1.84	1.14	389,662	1.73	1.13
	1,593,000	3.55		510,657	1.64

As of June 30, 2020, there was approximately $153 of total unrecognized compensation cost related to non-vested stock-based compensation arrangements. That cost is expected to be recognized over a weighted-average period of approximately 1.41 years.

During the three months ended June 30, 2020 and June 30, 2019, the Company recorded stock-based compensation expenses in the amount of $16 and $44, respectively, in accordance with ASC 718, “Compensation-Stock Compensation”.

During the six months ended June 30, 2020 and June 30, 2019, the Company recorded stock-based compensation expenses in the amount of $28 and $90, respectively, in accordance with ASC 718, “Compensation-Stock Compensation”.

C.	Stock options and warrants in the amounts of 1,593,000 and 1,417,332 outstanding as of June 30, 2020 and 2019, respectively, have been excluded from the calculation of the diluted net loss per ordinary share because all such securities have an anti-dilutive effect for all periods presented.

D.	Shares to non-employees

There were no grants to non-employees during the six months ended June 30, 2020.

During the six months ended June 30, 2019, the Company granted 30,000 ordinary shares to its consultants. The expenses that are recognized due to those grants are immaterial and are presented within ‘stock-based compensation’ in the statement of changes in equity for the six months ended June 30, 2019.

On Track Innovations Ltd.

and Subsidiaries

Notes to the Interim Unaudited Condensed Consolidated Financial Statements

US dollars, NIS and Euro in thousands, except share and per share data

Note 12 - Operating segments

For the purposes of allocating resources and assessing performance in order to improve profitability, the Company’s chief operating decision maker (“CODM”) examines two segments which are the Company’s strategic business units: (1) Retail and Mass Transit Ticketing; and (2) Petroleum.

Information regarding the results of each reportable segment is included below based on the internal management reports that are reviewed by the CODM.

	Three months ended June 30, 2020
	Retail and Mass Transit Ticketing	Petroleum	Total
Revenues	$4,372	$481	$4,853
Reportable segment gross profit *	1,812	264	2,076
Reconciliation of reportable segment gross profit to gross profit for the period
Depreciation			(187)
Stock-based compensation			(1)
Gross profit for the period in the consolidated financial statement			$1,888

	Three months ended June 30, 2019
	Retail and Mass Transit Ticketing	Petroleum	Total
Revenues	$3,477	$639	$4,116
Reportable segment gross profit *	2,123	450	2,573
Reconciliation of reportable segment gross profit to gross profit for the period
Depreciation			(198)
Stock-based compensation			(1)
Gross profit for the period in the consolidated financial statement			$2,374

On Track Innovations Ltd.

and Subsidiaries

Notes to the Interim Unaudited Condensed Consolidated Financial Statements

US dollars, NIS and Euro in thousands, except share and per share data

Note 12 - Operating segments (cont’d)

	Six months ended June 30, 2020
	Retail and Mass Transit Ticketing	Petroleum	Total
Revenues	$8,025	$1,279	$9,304
Reportable segment gross profit *	3,857	587	4,444
Reconciliation of reportable segment gross profit to gross profit for the period
Depreciation			(376)
Stock-based compensation			(2)
Gross profit for the period in the consolidated financial statement			$4,066

	Six months ended June 30, 2019
	Retail and Mass Transit Ticketing	Petroleum	Total
Revenues	$5,670	$1,459	$7,129
Reportable segment gross profit *	3,621	796	4,417
Reconciliation of reportable segment gross profit to gross profit for the period
Depreciation			(398)
Stock-based compensation			(2)
Gross profit for the period in the consolidated financial statement			$4,017

*	Gross profit as reviewed by the CODM, represents gross profit, adjusted to exclude depreciation and stock-based compensation.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward - Looking Statements

The statements contained in this Quarterly Report on Form 10-Q, or Quarterly Report, that are not historical facts are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 and other federal securities laws. Such forward-looking statements may be identified by, among other things, the use of forward-looking terminology such as “believes,” “intends,” “plans”, “expects,” “may,” “will,” “should,” or “anticipates” or the negative thereof or other variations thereon or comparable terminology, and similar expressions are intended to identify forward-looking statements. We remind readers that forward-looking statements are merely predictions and therefore are inherently subject to uncertainties and other factors and involve known and unknown risks that could cause the actual results, performance, levels of activity, or our achievements, or industry results, to be materially different from any actual future results, performance, levels of activity, or our achievements, or industry results, expressed or implied by such forward-looking statements. Such forward-looking statements may appear in this Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” as well as elsewhere in this Quarterly Report and include, among other statements, statements regarding the following:

●	any impact of the Corona Virus, or COVID-19, pandemic on our business, including continued decrease in the Mass Transit Ticketing activity in Poland;

●	future sources of revenue, ongoing relationships with current and future business partners, distributors, suppliers, customers, end-user customers and resellers;

●	future costs and expenses and adequacy of capital resources;

●	our expectations regarding our short-term and long-term capital requirements and satisfaction thereof;

●	our outlook for the coming months;

●	information with respect to any other plans and strategies for our business; and

●	our expectation to close transactions related to our Retail business with potential customers.

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

Our intellectual property, or IP, portfolio includes registered patents and patent applications worldwide. Since our incorporation in 1990, we have built an international reputation for reliability and innovation, deploying many solutions for unattended retail, mass transit, banking, Internet of Payment Things and the petroleum management industries.

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

Three months ended June 30, 2020, compared to the three months ended June 30, 2019

Sources of Revenue

We derive our revenues from the sale of our products, including both complete systems and original equipment manufacturer components, licensing and transaction fees and also less significantly, from engineering services, customer services and technical support. During the three months ended June 30, 2020 and June 30, 2019, the revenues that we derived from sales and licensing and transaction fees were as follows (in thousands):

	Three months ended June 30,
	2020	2019
Sales	$3,998	$2,933
Licensing and transaction fees	$855	$1,183
Total revenues	$4,853	$4,116

Sales. Sales increased by $1,065,000, or 36%, in the three months ended June 30, 2020, compared to the three months ended June 30, 2019. The increase is mainly attributed to an increase in sales in Asia-Pacific region, or APAC, and Europe, partially offset by a decrease in sales of Petroleum products in Africa. Such decrease is attributed to certain sales that were planned to occur at the second quarter of 2020 and were postponed to the second half of 2020 as a result of the extended lockdown in South Africa.

Licensing and transaction fees. Licensing and transaction fees include single and periodic payments for distribution rights for our products as well as licensing our IP rights to third parties. Transaction fees are paid by customers based on the volume of transactions processed by systems that contain our products. Our licensing and transaction fees in the three months ended June 30, 2020, compared to the three months ended June 30, 2019, decreased by $328,000, or 28%. The decrease is mainly attributed to a decrease in Mass Transit Ticketing sales in the Polish market as a result of the impact of the COVID-19 pandemic that is expected to continue for the foreseeable future, partially offset by an increase in our licensing fees in Europe and the United States.

We have historically derived revenues from different geographical areas. The following table sets forth our revenues, by dollar amount (in thousands) and as a percentage of quarterly revenues in different geographical areas, in the three months ended June 30, 2020 and June 30, 2019:

Three months ended June 30,	Africa		Europe		APAC		Americas
2020	$237	5%	$2,144	44%	$1,662	34%	$810	17%
2019	$500	12%	$2,272	55%	$475	12%	$869	21%

Our revenues from sales in Africa decreased by $263,000, or 53%, in the three months ended June 30, 2020, compared to the three months ended June 30, 2019, mainly due to a decrease in sales of Petroleum products due to certain sales that were planned to occur at the second quarter of 2020 and were postponed to the second half of 2020 as a result of the extended lockdown in South Africa due to the COVID-19 pandemic.

Our revenues from sales in Europe decreased by $128,000, or 6%, in the three months ended June 30, 2020, compared to the three months ended June 30, 2019, mainly due to a decrease in Mass Transit sales in the Polish market as a result of the impact of COVID-19, partially offset by an increase in Retail sales.

Our revenues from sales in APAC increased by $1.2 million, or 250%, in the three months ended June 30, 2020, compared to the three months ended June 30, 2019, mainly due to an increase in Retail sales.

Our revenues from sales in Americas in the three months ended June 30, 2020, compared to the three months ended June 30, 2019, remained consistent.

Our revenues derived from outside the United States are primarily received in currencies other than the U.S. dollar and accordingly have a varying impact upon our total revenues as a result of fluctuations in exchange rates.

The following table sets forth our revenues by dollar amount (in thousands) and as a percentage of revenues by segments, during the three months ended June 30, 2020 and June 30, 2019:

Three months ended June 30,	Retail and Mass Transit Ticketing		Petroleum
2020	$4,372	90%	$481	10%
2019	$3,477	84%	$639	16%

Our revenues from Retail and Mass Transit Ticketing in the three months ended June 30, 2020 increased by $895,000, or 26%, compared to the three months ended June 30, 2019, mainly attributed to an increase in Retail sales in the APAC and European markets, partially offset by a decrease in Mass Transit Ticketing sales in the Polish market as a result of the impact of COVID-19.

Our revenues from Petroleum in the three months ended June 30, 2020 decreased by $158,000, or 25%, compared to the three months ended June 30, 2019, mainly due to some sales that were planned to occur at the second quarter of 2020 and were postponed to the second half of 2020 as a result of the extended lockdown in South Africa due to the COVID-19 pandemic.

Cost of Revenues and Gross Margin

Our cost of revenues, presented by gross profit and gross margin percentage, in the three months ended June 30, 2020 and June 30, 2019 were as follows (dollar amounts in thousands):

	Three months ended June 30,
Cost of revenues	2020	2019
Cost of sales	$2,965	$1,742
Gross profit	$1,888	$2,374
Gross margin percentage	39%	58%

Cost of sales. Cost of sales consists primarily of materials, as well as salaries, fees to subcontractors and related costs of our technical staff that assemble our products. The increase of $1.2 million, or 70%, in the three months ended June 30, 2020, compared to the three months ended June 30, 2019, resulted primarily from the increase in revenues mainly attributed to the increase in Retail sales in APAC and Europe.

Gross margin. The decrease in gross margin in the three months ended June 30, 2020, compared to the three months ended June 30, 2019, is mainly attributed to a change in our revenue mix and attributed to the decrease in Mass Transit Ticketing sales in the Polish market as a result of the impact of COVID-19.

Operating expenses

Our operating expenses in the three months ended June 30, 2020 and June 30, 2019 were as follows (in thousands):

	Three months ended June 30,
Operating expenses	2020	2019
Research and development	$904	$817
Selling and marketing	$1,193	$1,320
General and administrative	$775	$1,046
Total operating expenses	$2,872	$3,183

Research and development. Our research and development expenses consist primarily of the salaries and related expenses of our research and development staff, as well as subcontracting expenses. The increase of $87,000, or 11%, in the three months ended June 30, 2020, compared to the three months ended June 30, 2019, is primarily attributed to an increase in subcontracting expenses.

Selling and marketing. Our selling and marketing expenses consist primarily of salaries and substantially all of the expenses of our sales and marketing subsidiaries and offices in the United States, South Africa and Europe, as well as expenses related to advertising, professional expenses, participation in exhibitions and tradeshows and a change in allowance for doubtful accounts. The decrease of $127,000, or 10%, in the three months ended June 30, 2020, compared to the three months ended June 30, 2019, is primarily attributed to a decrease in marketing and advertising expenses, a decrease in employment expenses and a decrease in exhibition and traveling as a result of the impact of COVID-19.

General and administrative. Our general and administrative expenses consist primarily of salaries and related expenses of our executive management and financial and administrative staff. These expenses also include costs of our professional advisors (such as legal and accounting), office expenses and insurance. The decrease of $271,000, or 26%, in the three months ended June 30, 2020, compared to the three months ended June 30, 2019, is primarily attributed to a decrease in employment expenses.

Financing expenses, net

Our financing expenses, net, in the three months ended June 30, 2020 and June 30, 2019 were as follows (in thousands):

	Three months ended June 30,
	2020	2019
Financing expenses, net	$(123)	$(37)

Financing expenses consist primarily of interest payable on bank loans, bank commissions and foreign exchange losses. Financing income consists primarily of foreign exchange gains and interest earned on investments in short-term deposits. The increase in financing expenses, net, of $86,000, or 232%, in the three months ended June 30, 2020, compared to the three months ended June 30, 2019, is mainly due to an exchange rate differential.

Net loss from continuing operations

Our net loss from continuing operations in the three months ended June 30, 2020 and June 30, 2019 was as follows (in thousands):

	Three months ended June 30,
	2020	2019
Net loss from continuing operations	$(1,091)	$(849)

The increase in the net loss from continuing operations of $242,000, or 29%, in the three months ended June 30, 2020, compared to the three months ended June 30, 2019, is mainly due to an increase in our cost of sales and an increase in our financial expenses, net, partially offset by an increase in our sales and a decrease in our operating expenses.

Net loss from discontinued operations

Our net loss from discontinued operations in the three months ended June 30, 2020 and June 30, 2019 was as follows (in thousands):

	Three months ended June 30,
	2020	2019
Net loss from discontinued operations	$(32)	$(50)

Our net losses from discontinued operations for the reporting periods are presented in the statements of operations as discontinued operations separately from continuing operations. The decrease in the net loss from discontinued operations of $18,000, or 36%, in the three months ended June 30, 2020, compared to the three months ended June 30, 2019, is mainly due to a decrease in expenses relating to legal proceedings.

Net loss

Our net loss in the three months ended June 30, 2020 and June 30, 2019 was as follows (in thousands):

	Three months ended June 30,
	2020	2019
Net loss	$(1,123)	$(899)

The increase in net loss of $224,000 or 25%, in the three months ended June 30, 2020, compared to the three months ended June 30, 2019, is mainly due to an increase in our cost of sales and an increase in our financial expenses, net, partially offset by an increase in our sales and a decrease in our operating expenses.

Six months ended June 30, 2020 compared to six months ended June 30, 2019

Sources of Revenue

During the six months ended June 30, 2020 and June 30, 2019, the revenues that we derived from sales and licensing and transaction fees were as follows (in thousands):

	Six months ended June 30,
	2020	2019
Sales	$7,394	$4,655
Licensing and transaction fees	$1,910	$2,474
Total revenues	$9,304	$7,129

Sales. Sales increased by $2.7 million, or 59%, in the six months ended June 30, 2020, compared to the six months ended June 30, 2019. The increase is mainly attributed to an increase in Retail sales in APAC, the United States and Europe.

Licensing and transaction fees. Our licensing and transaction fees in the six months ended June 30, 2020, compared to the six months ended June 30, 2019, decreased by $564,000, or 23%, mainly attributed to a decrease in Mass Transit Ticketing sales in the Polish market as a result of the impact of the COVID-19 pandemic, partially offset by an increase in our licensing fees in Europe. The decrease in Mass Transit Ticketing sales compared to 2019 is expected to continue for the foreseeable future as a result of the impact of the COVID-19 pandemic.

The following table sets forth our revenues, by dollar amount (in thousands) and as a percentage of revenues in different geographical areas, in the six months ended June 30, 2020 and June 30, 2019:

Six months ended June 30,	Africa		Europe		APAC		Americas
2020	$754	8%	$4,110	44%	$1,875	20%	$2,565	28%
2019	$1,035	15%	$3,918	55%	$667	9%	$1,509	21%

Our revenues from sales in Africa decreased by $281,000, or 27%, in the six months ended June 30, 2020, compared to the six months ended June 30, 2019, mainly due to a decrease in sales of Petroleum products due to some sales that were planned to occur at the second quarter of 2020 and were postponed to the second half of 2020 as a result of the extended lockdown in South Africa due to the COVID-19 pandemic.

Our revenues from sales in Europe increased by $192,000, or 5%, in the six months ended June 30, 2020, compared to the six months ended June 30, 2019, mainly due to an increase in Retail sales, partially offset by a decrease in Mass Transit sales in the Polish market as a result of the impact of COVID-19.

Our revenues from sales in APAC increased by $1.2 million, or 181%, in the six months ended June 30, 2020, compared to the six months ended June 30, 2019, mainly due to an increase in Retail sales.

Our revenues from sales in Americas increased by $1.1 million, or 70%, in the six months ended June 30, 2020, compared to the six months ended June 30, 2019, mainly due to an increase in Retail sales to the U.S. market.

Our revenues derived from outside the United States are primarily received in currencies other than the U.S. dollar and accordingly have a varying impact upon our total revenues as a result of fluctuations in exchange rates.

The following table sets forth our revenues by dollar amount (in thousands) and as a percentage of revenues by segments, during the six months ended June 30, 2020 and June 30, 2019:

Six months ended June 30,	Retail and Mass Transit Ticketing		Petroleum
2020	$8,025	86%	$1,279	14%
2019	$5,670	80%	$1,459	20%

Our revenues from Retail and Mass Transit Ticketing in the six months ended June 30, 2020 increased by $2.4 million, or 42%, compared to the six months ended June 30, 2019, mainly attributed to an increase in Retail sales in APAC, the United States and Europe, partially offset by a decrease in Mass Transit Ticketing sales in the Polish market as a result of the impact of COVID-19.

Our revenues in the six months ended June 30, 2020 from Petroleum decreased by $180,000, or 12%, compared to the six months ended June 30, 2019, mainly due to some sales that were planned to occur at the second quarter of 2020 and were postponed to the second half of 2020 as a result of the extended lockdown in South Africa.

Cost of Revenues and Gross Margin

Our cost of revenues, presented by gross profit and gross margin percentage, in the six months ended June 30, 2020 and June 30, 2019 were as follows (dollar amounts in thousands):

	Six months ended June 30,
	2020	2019
Cost of sales	$5,238	$3,112
Gross profit	$4,066	$4,017
Gross margin percentage	44%	56%

Cost of sales. The increase of $2.1 million, or 68%, in the six months ended June 30, 2020, compared to the six months ended June 30, 2019, resulted primarily from an increase in revenues mainly attributed to the increase in Retail sales in APAC, the United States and Europe.

Gross margin. The decrease in gross margin percentage in the six months ended June 30, 2020, compared to the six months ended June 30, 2019, is mainly attributed to a change in our revenue mix and attributed to the decrease in Mass Transit Ticketing sales in the Polish market as a result of the impact of COVID-19.

Operating expenses

Our operating expenses in the six months ended June 30, 2020 and June 30, 2019 were as follows (in thousands):

	Six months ended June 30,
Operating expenses	2020	2019
Research and development	$1,802	$1,688
Selling and marketing	$2,355	$2,605
General and administrative	$1,732	$2,011
Total operating expenses	$5,889	$6,304

Research and development. The increase of $114,000, or 7%, in the six months ended June 30, 2020, compared to the six months ended June 30, 2019, is primarily attributed to an increase in subcontracting expenses.

Selling and marketing. The decrease of $250,000, or 10%, in the six months ended June 30, 2020, compared to the six months ended June 30, 2019, is primarily attributed to a decrease in marketing and advertising expenses, a decrease in employment expenses and a decrease in exhibition and traveling as a result of the impact of COVID-19.

General and administrative. The decrease of $279,000, or 14%, in the six months ended June 30, 2020, compared to the six months ended June 30, 2019, is primarily attributed to a decrease in employment expenses.

Financing income (expenses), net

Our financing income (expenses), net, in the six months ended June 30, 2020 and June 30, 2019 were as follows (in thousands):

	Six months ended June 30,
	2020	2019
Financing income (expenses), net	$45	$(106)

The change in financing income (expenses), net, in the six months ended June 30, 2020, compared to the six months ended June 30, 2019, of $151,000, is mainly due to an exchange rate differential.

Net loss from continuing operations

Our net loss from continuing operations in the six months ended June 30, 2020 and June 30, 2019 was as follows (in thousands):

	Six months ended June 30,
	2020	2019
Net loss from continuing operations	$(1,749)	$(2,401)

The decrease in net loss from continuing operations of $652,000, or 27%, in the six months ended June 30, 2020, compared to the six months ended June 30, 2019, is mainly due to an increase in our sales, a decrease in our operating expenses and a change in our financing income (expenses), net, partially offset by an increase in cost of sales, as described above.

Net loss from discontinued operations

Our net loss from discontinued operations in the six months ended June 30, 2020 and June 30, 2019 was as follows (in thousands):

	Six months ended June 30,
	2020	2019
Net loss from discontinued operations	$(43)	$(243)

Our net losses from discontinued operations for the reporting periods are presented in the statements of operations as discontinued operations separately from continuing operations. The decrease in the net loss from discontinued operations of $200,000, or 82%, in the six months ended June 30, 2020, compared to the six months ended June 30, 2019, is mainly due to a decrease in expenses relating to legal proceedings.

Net loss

Our net loss in the six months ended June 30, 2020 and June 30, 2019 was as follows (in thousands):

	Six months ended June 30,
	2020	2019
Net loss	$(1,792)	$(2,644)

The decrease in net loss of $852,000, or 32%, in the six months ended June 30, 2020, compared to the six months ended June 30, 2019, is primarily due to an increase in our sales, a decrease in our operating expenses, a change in our financing income (expenses), net, and a decrease in net loss from discontinued operations, partially offset by an increase in cost of sales, as described above.

Liquidity and Capital Resources

Our principal sources of liquidity since our inception have been revenues, proceeds from sales of equity securities, borrowings from banks and government, cash from the exercise of options and warrants and proceeds from the divestiture of part of our businesses. As of June 30, 2020, we had cash, cash equivalents and short-term investments representing bank deposits of $5.2 million (of which an amount of $105,000 has been pledged as security for certain items). We believe that we have sufficient capital resources to fund our operations for at least the next 12 months.

On December 23, 2019, we entered into a share purchase agreement, or the Agreement, with Jerry L Ivy, Jr. Descendants Trust, or Ivy, and two other investors, or collectively together with Ivy, the Investors. The Agreement relates to a private placement of an aggregate of up to 12,500,000 of our ordinary shares for aggregate gross proceeds to us of up to $2,500,000.

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

The issuance of the remaining 6,000,000 ordinary shares, or the Subsequent Closing, for aggregate gross proceeds of $1,200,000 took place in April 2020, following the approval by our shareholders on April 14, 2020. Following the Subsequent Closing Ivy designated an additional candidate that our Board appointed as a director. Also, we undertook that following the Subsequent Closing, we will file a registration statement with the SEC to register re-sales of the ordinary shares issued under the Agreement. We plan to file such registration statement in the near future. We may need to raise additional funds in order to finance our growth and to satisfy our working capital needs.

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

So far, the most significant direct impact of the COVID-19 pandemic has been a decrease in our revenues derived from Mass Transit Ticketing sales in the Polish market. The revenues from this operation, that were relatively stable during the year preceding the COVID-19 outbreak, decreased by approximately $1 million in the first half of 2020, compared to the first half of 2019, mainly due to the lockdown and other restrictions and consequences of the COVID-19 as started in March 2020. This impact is expected to continue for the foreseeable future. As a response to this effect, we have taken steps to reduce some costs that are not essential under the current circumstances.

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

Due to the extended lockdown in South Africa, some of the sales that were planned to occur at the second quarter of 2020 were postponed to the second half of 2020 and therefore caused a decrease in the revenues derived from the Petroleum segment compared to the second quarter of 2019.

As for our Retail activity, we have seen a higher interest from a growing number of potential customers and partners as they forecasted that the need for our products will grow, yet execution of closings is still slow due to the current business environment.

It is difficult to predict what other impacts the COVID-19 pandemic may have on us.

In addition, on May 11, 2020, based on Polish government regulations introduced in relation to the COVID-19 pandemic, ASEC S.A. (Spolka Akcyjna), a wholly-owned Polish subsidiary of the Company, or the Subsidiary, received the consent of PKO Bank Polski, a Polish bank, or the Lender, to postpone the maturity date of a secured loan, provided to the Subsidiary in May 2019 and reported then, in the amount of $2,000,000, by six months, to November 22, 2020 instead of May 23, 2020, as the loan agreement provided. The loan will be payable in full on maturity (with the option of early repayment by the Subsidiary) and the interest of 1-month LIBOR plus 1.8% is paid on a monthly basis. The loan agreement includes customary events of default, including, among others, failures to repay any amounts due to the Lender, breaches or defaults under the terms of the loan agreement, etc. If an event of default occurs, the Lender may reduce the amount of the loan, demand an additional security or terminate the agreement. The Subsidiary repaid approximately $156,000 of this loan during the first half of 2020.

As part of an additional Polish government assistance, the Subsidiary received a long-term loan in an amount of approximately $800,000 through another Polish bank in June 2020. Depending on some scenarios, such as average number of employees and financial results, a portion of the loan may be forgiven. The loan will be repaid in 24 monthly equal installments starting in July 2021. This loan is denominated in Polish Zloty and does not bear interest. In the event of breach by the Subsidiary of any of the obligations, as described in the loan agreement, the bank may terminate such agreement. In such a case, the long-term loan shall become due and payable within 14 business days from receipt of the termination notice.

Our manufacturing facilities and certain equipment have been pledged as security in respect of a loan received from a bank. Our short-term deposits in the amount of $105,000 have been pledged as security in respect of credit lines received from a bank. Such deposits cannot be pledged to others or withdrawn without the consent of the bank.

As of June 30, 2020, we granted guarantees to third parties including performance guarantees and guarantees to secure customer advances in the sum of $495,000. The expiration dates of the guarantees range from January 2021 to September 2021.

Operating activities related to continuing operations

For the six months ended June 30, 2020, net cash used in continuing operating activities was $807,000 primarily due to a $1.7 million net loss from continuing operations, a $245,000 decrease in other current liabilities, $162,000 of accrued interest and linkage differences and $58,000 of deferred tax benefits, net, partially offset by $604,000 of depreciation and amortization, a $379,000 decrease in other receivables and prepaid expenses, a $174,000 decrease in inventories, a $110,000 increase in trade payables, a $101,000 decrease in trade receivables, net, $28,000 of expenses due to stock based compensation issued to employees and others and a $11,000 increase in accrued severance pay, net.

For the six months ended June 30, 2019, net cash used in continuing operating activities was $1.2 million primarily due to a $2.4 million net loss from continuing operations, a $1.4 million increase in inventories, a $540,000 decrease in other current liabilities, $24,000 of deferred tax benefits, net, $18,000 of accrued interest and linkage differences, net, and a $2,000 gain on sale of fixed assets, partially offset by a $1.3 million decrease in trade receivables, net, $643,000 of depreciation and amortization, a $597,000 decrease in other receivables and prepaid expenses, a $585,000 increase in trade payables, $90,000 of expenses due to stock based compensation issued to employees and others, and a $44,000 increase in accrued severance pay, net.

Operating activities related to discontinued operations

For the six months ended June 30, 2020, net cash used in discontinued operating activities was $526,000, mainly related to reduction in the amount we were entitled to receive in connection with our lawsuit against Harel Insurance Company Ltd.

For the six months ended June 30, 2019, net cash used in discontinued operating activities was $1.3 million, mainly related to the dispute regarding Merwell Inc. in connection with the SmartID division.

Investing and financing activities related to continuing operations

For the six months ended June 30, 2020, net cash provided by continuing investing activities was $21,000, mainly due to a $511,000 change in short-term investments, net, partially offset by $490,000 of purchases of property and equipment and intangible assets.

For the six months ended June 30, 2019, net cash used in continuing investing activities was $1.5 million, mainly due to a $1.2 million change in short-term investments, net, and $341,000 of purchases of property and equipment and intangible assets, partially offset by $10,000 in proceeds from the sale of fixed assets and $10,000 in proceeds from restricted deposits for employee benefits.

For the six months ended June 30, 2020, net cash provided by continuing financing activities was $2.2 million, mainly due to $1.4 million in proceeds from issuance of shares, net of issuance costs, $799,000 in proceeds from long-term bank loans and a $62,000 increase in short-term bank credit and loans, net, partially offset by $7,000 of repayments of long-term bank loans.

For the six months ended June 30, 2019, net cash provided by continuing financing activities was $2.5 million, mainly due to a $2.7 million increase in short-term bank credit and loans, net, partially offset by $233,000 of repayments of long-term bank loans.

Investing and financing activities related to discontinued operations

We had no cash flows provided by or used in discontinued investing or financing activities in the six months ended June 30, 2020 and June 30, 2019.

Off Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures - Our management, including our Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, are responsible for establishing and maintaining our disclosure controls and procedures (within the meaning of Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended, or Exchange Act). These controls and procedures are designed to ensure that information required to be disclosed in the reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information was made known to our management, including our CEO and CFO, by others within the Company, as appropriate to allow timely decisions regarding required disclosure. We evaluated these disclosure controls and procedures under the supervision of our CEO and CFO as of June 30, 2020. Based upon that evaluation, our management, including our CEO and CFO, concluded that our disclosure controls and procedures are effective as of such date.

Changes in Internal Control Over Financial Reporting - There has been no change in our internal control over financial reporting during the quarter ended June 30, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

On September 2, 2012, we filed an insurance lawsuit in the Israeli Central District Court against Harel Insurance Company Ltd., or Harel, for damages incurred by us due to flooding in our subcontractor’s (Smartrac) manufacturing site in Thailand in 2011, in the amount of approximately $11 million. This caused disruptions to our supply chain and specifically affected our ability to deliver products to our customers. On August 23, 2017, the District Court in Israel issued judgment in our favor in the amount of approximately $2.3 million (including $0.7 million specifically set for legal fees, etc.) for insurance coverage for damages incurred in connection with flooding in Thailand. Harel submitted its appeal of the judgment to the Israeli Supreme Court as well as a request for stay of judgment. On October 30, 2017, the Court denied the requested stay. Following the denial of Harel’s request, a payment of approximately $1.6 million was received. On January 26, 2020, a hearing in the Israeli Supreme Court took place in front of three judges. Further to discussions held during the hearing, the judges made the parties an offer by way of a settlement, pursuant to which the Company shall return to Harel a sum of approximately $553,000, in three subsequent monthly installments commencing on February 26, 2020. Based on the Supreme Court’s recommendation and the advice of the Company’s legal counsel, the Company agreed to the suggested offer which was also approved by Harel. We have paid all the settlement amount.

In June 2013, prior to our divestiture of our SmartID division, Merwell Inc., or Merwell, filed a claim against us before an agreed-upon arbitrator alleging breach of contract in connection with certain commissions claimed to be owed to Merwell with respect to the division’s activities in Tanzania. These activities, along with all other activities of the SmartID division were later assigned to and assumed by SuperCom Ltd., or SuperCom, in its purchase of the division. SuperCom undertook to indemnify us and hold us harmless against any liabilities we may incur in connection with Merwell’s consulting agreement and the arbitration. An arbitration decision was issued on February 21, 2016, awarding Merwell $854,912 for outstanding commissions, plus expenses and legal fees, as well as a right to receive additional information from the Company regarding an additional engagement period in Tanzania and a right to possibly receive additional amounts from the Company, if at all, according to the information that will be provided. The arbitration decision had been appealed by SuperCom but the appeal was denied. In order to collect the award, Merwell filed a motion against the Company and on January 7, 2019 the Nazareth District Court issued a judgment requiring the Company to pay Merwell an amount of NIS 5,080,000 (approximately $1,370,000). Based on the Company’s prior agreement with SuperCom (which was granted an effect of a court judgment), we deem SuperCom to be liable for all the costs and liabilities arising out of this claim. Since SuperCom failed to pay us the amounts due, in February 2019, we initiated an arbitration process to collect from SuperCom the amount paid to Merwell, as well as any complementary amounts as may be ordered in the future.

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

Our operations and business could be materially adversely affected by the recent outbreak of COVID-19. Our revenues from Mass Transit Ticketing sales in the Polish market decreased during the first half of 2020 and are expected to continue to decrease in the foreseeable future compared to 2019. In addition, the execution of transactions related to our Retail activity is slow due to COVID-19 and there is no assurance that we will close any of the potential transactions with customers and partners. Further, another impact of COVID-19 is on product delivery, where components’ procurement lead time is longer and a shortage in components has grown as the duration of the COVID-19 pandemic has continued. As long as the COVID-19 pandemic continues, the components’ lead time may be longer than normal and shortages in component may continue or get worse. Although, we maintain a comprehensive network of world-wide suppliers to handle such delays in delivery, we may still suffer delays. Simultaneously, we are attempting to comply with rapidly changing restrictions, such as travel restrictions, curfews and others. In particular, following recommendations from the Israeli Ministry of Health and the Ministry of Finance, on March 16, 2020, the Israeli prime minister announced restrictions under which businesses in the private sector must reduce their onsite workforce. Currently travel to and from work is still permitted; however, the authorities may place additional, more restrictive measures on businesses and individuals. Though we may still operate under such regulations, any additional actions taken by the Israeli government could further limit that ability, which may have a material adverse effect on our operations and financial results. A significant reduction in our workforce and our compliance with instructions imposed by Israeli authorities may harm our ability to continue operating our business and materially and adversely affect our operations and financial condition. Further, we cannot assure you that we will be designated an “essential business”, as defined under regulatory instructions, and moreover, we cannot foresee whether the Israeli authorities will impose further restrictive instructions, which if implemented may lead to significant changes.

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

Item 6. Exhibits.

3.1	Amended and Restated Articles of Incorporation, as amended on April 14, 2020 (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020).

3.2	Memorandum of Association, as amended and restated after the April 14, 2020 amendment (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020).

31.1*	Rule 13a-14(a) Certification of Chief Executive Officer.

31.2*	Rule 13a-14(a) Certification of Chief Financial Officer.

32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.

32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

101 *	The following materials from our Quarterly Report on Form 10-Q for the quarter ended June 30, 2020 formatted in XBRL (eXtensible Business Reporting Language): (i) the Interim Condensed Consolidated Balance Sheets, (ii) the Interim Condensed Consolidated Statements of Operations, (iii) the Interim Condensed Consolidated Statements of Comprehensive Loss, (iv) the Interim Condensed Statements of Changes in Equity, (v) the Interim Condensed Consolidated Statements of Cash Flows, and (vi) the Notes to Interim Condensed Consolidated Financial Statements, tagged as blocks of text and in detail.

*	Filed herewith.

**	Furnished herewith.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ON TRACK INNOVATIONS LTD.

By:	/s/ Yehuda Holtzman
Yehuda Holtzman,
Chief Executive Officer
(Principal Executive Officer)

Dated: August 12, 2020

By:	/s/ Assaf Cohen
Assaf Cohen,
Chief Financial Officer
(Principal Financial and Accounting Officer)

Dated: August 12, 2020