Form 10-Q
period 2020-09-30
ON TRACK INNOVATIONS LTD
filed 2020-11-23
CIK 1021604

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: 53,824,377 Ordinary Shares outstanding as of November 20, 2020.

ON TRACK INNOVATIONS LTD.

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

ON TRACK INNOVATIONS LTD. AND ITS SUBSIDIARIES

INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As of September 30, 2020

(Unaudited)

On Track Innovations Ltd.

and its Subsidiaries

Interim Unaudited Condensed Consolidated Financial Statements as of September 30, 2020

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

On Track Innovations Ltd.

and its Subsidiaries

Interim Unaudited Condensed Consolidated Balance Sheets

US dollars in thousands except share and per share data

	September 30,	December 31,
	2020	2019
Assets

Current assets
Cash and cash equivalents	$2,578	$2,543
Short-term investments	605	2,305
Trade receivables (net of allowance for doubtful accounts of $818 and $612 as of September 30, 2020 and December 31, 2019, respectively)	2,824	2,430
Other receivables and prepaid expenses	1,181	1,822
Inventories	3,380	3,332

Total current assets	10,568	12,432

Long-term restricted deposit for employee benefits	477	477

Severance pay deposits	384	383

Property, plant and equipment, net	3,728	3,694

Intangible assets, net	721	733

Right-of-use assets due to operating leases	3,689	2,134

Total Assets	$19,567	$19,853

The accompanying notes are an integral part of these interim unaudited condensed consolidated financial statements.

On Track Innovations Ltd.

and its Subsidiaries

Interim Unaudited Condensed Consolidated Balance Sheets

US dollars in thousands except share and per share data

	September 30,	December 31,
	2020	2019
Liabilities and Equity

Current Liabilities
Short-term bank credit and loans and current maturities of long-term bank loans	$2,708	$2,478
Trade payables	4,263	4,126
Other current liabilities	2,539	3,054

Total current liabilities	$9,510	$9,658

Long-Term Liabilities
Long-term loans, net of current maturities	740	22
Long-term liabilities due to operating leases, net of current maturities	2,802	1,483
Accrued severance pay	906	884
Deferred tax liability	299	416
Total long-term liabilities	4,747	2,805

Total Liabilities	14,257	12,463

Commitments and Contingencies

Equity
Shareholders’ Equity
Ordinary shares of NIS 0.1 par value: Authorized – 100,000,000 and 50,000,000 shares as of September 30, 2020 and December 31, 2019, respectively; issued: 55,003,076 and 47,963,076 shares as of September 30, 2020 and December 31, 2019, respectively; outstanding: 53,824,377 and 46,784,377 shares as of September 30, 2020, and December 31, 2019, respectively	1,423	1,226
Additional paid-in capital	227,183	225,970
Treasury shares at cost - 1,178,699 shares as of September 30, 2020 and December 31, 2019	(2,000)	(2,000)
Accumulated other comprehensive loss	(1,051)	(974)
Accumulated deficit	(220,245)	(216,832)
Total Equity	5,310	7,390

Total Liabilities and Equity	$19,567	$19,853

The accompanying notes are an integral part of these interim unaudited condensed consolidated financial statements.

On Track Innovations Ltd.

and its Subsidiaries

Interim Unaudited Condensed Consolidated Statements of Operations

US dollars in thousands except share and per share data

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019

Revenues
Sales	$2,868	$2,631	$10,262	$7,286
Licensing and transaction fees	769	1,234	2,679	3,708

Total revenues	3,637	3,865	12,941	10,994

Cost of revenues
Cost of sales	2,142	2,161	7,380	5,273
Total cost of revenues	2,142	2,161	7,380	5,273

Gross profit	1,495	1,704	5,561	5,721
Operating expenses
Research and development	841	840	2,643	2,528
Selling and marketing	1,215	1,193	3,570	3,798
General and administrative	958	1,070	2,690	3,081
Other gain, net	-	(335)	-	(335)

Total operating expenses	3,014	2,768	8,903	9,072

Operating loss from continuing operations	(1,519)	(1,064)	(3,342)	(3,351)

Financial expenses, net	(80)	(93)	(35)	(199)

Loss from continuing operations before taxes on income	(1,599)	(1,157)	(3,377)	(3,550)

Income tax benefits (expenses)	60	(17)	89	(25)

Loss from continuing operations	(1,539)	(1,174)	(3,288)	(3,575)
Loss from discontinued operations	(82)	(36)	(125)	(279)

Net loss	(1,621)	(1,210)	(3,413)	(3,854)

Basic and diluted net loss attributable to shareholders per ordinary share
From continuing operations	(0.03)	(0.03)	(0.07)	(0.09)
From discontinued operations	(* )	(* )	(* )	(* )

	$(0.03)	$(0.03)	$(0.07)	$(0.09)

Weighted average number of ordinary shares used in computing basic and diluted net loss per ordinary share	53,824,377	41,324,377	51,448,903	41,306,575

*	Less than $0.01 per ordinary share.

The accompanying notes are an integral part of these interim unaudited condensed consolidated financial statements

On Track Innovations Ltd.

and its Subsidiaries

Interim Unaudited Condensed Consolidated Statements of Comprehensive Loss

US dollars in thousands

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019

Total comprehensive loss:
Net loss	$(1,621)	$(1,210)	$(3,413)	$(3,854)
Foreign currency translation adjustments	76	(254)	(77)	(216)

Total comprehensive loss	$(1,545)	$(1,464)	$(3,490)	$(4,070)

The accompanying notes are an integral part of these interim unaudited condensed consolidated financial statements.

On Track Innovations Ltd.

and its Subsidiaries

Interim Unaudited Condensed Consolidated Statements of Changes in Equity

US dollars in thousands except number of shares

					Accumulated
			Additional	Treasury	other
	Number of	Share	paid-in	Shares	comprehensive	Accumulated	Total
	Shares issued	capital	capital	(at cost)	Income (loss)	deficit	equity

Balance as of June 30, 2019	42,503,076	$1,069	$225,111	$(2,000)	$(918)	$(213,587)	$9,675

Changes during the three months period ended September 30, 2019:

Stock-based compensation	-	-	6	-	-	-	6
Foreign currency translation adjustments	-	-	-	-	(254)	-	(254)
Net loss	-	-	-	-	-	(1,210)	(1,210)
Balance as of September 30, 2019	42,503,076	$1,069	$225,117	$(2,000)	$(1,172)	$(214,797)	$8,217

Balance as of June 30, 2020	55,003,076	$1,423	$227,170	$(2,000)	$(1,127)	$(218,624)	$6,842

Changes during the three months period ended September 30, 2020:

Stock-based compensation	-	-	13	-	-	-	13
Foreign currency translation adjustments	-	-	-	-	76	-	76
Net loss	-	-	-	-	-	(1,621)	(1,621)
Balance as of September 30, 2020	55,003,076	$1,423	$227,183	$(2,000)	$(1,051)	$(220,245)	$5,310

On Track Innovations Ltd.

and its Subsidiaries

Interim Unaudited Condensed Consolidated Statements of Changes in Equity

US dollars in thousands except number of shares

						Accumulated
				Additional	Treasury	other
	Number of		Share	paid-in	Shares	comprehensive	Accumulated	Total
	Shares issued		capital	capital	(at cost)	Income (loss)	deficit	equity

Balance as of December 31, 2018	42,473,076		$1,068	$225,022	$(2,000)	$(956)	$(210,943)	$12,191

Changes during the nine month period ended September 30, 2019:

Stock-based compensation	30,000	(*)	1	95	-	-	-	96
Foreign currency translation adjustments	-		-	-	-	(216)	-	(216)
Net loss	-		-	-	-	-	(3,854)	(3,854)
Balance as of September 30, 2019	42,503,076		$1,069	$225,117	$(2,000)	$(1,172)	$(214,797)	$8,217

Balance as of December 31, 2019	47,963,076		$1,226	$225,970	$(2,000)	$(974)	$(216,832)	$7,390

Changes during the nine month period ended September 30, 2020:
Issuance of shares, net of issuance costs of $39	7,040,000	(**)	197	1,172	-	-	-	1,369
Stock-based compensation	-		-	41	-	-	-	41
Foreign currency translation adjustments	-		-	-	-	(77)	-	(77)
Net loss	-		-	-	-	-	(3,413)	(3,413)
Balance as of September 30, 2020	55,003,076		$1,423	$227,183	$(2,000)	$(1,051)	$(220,245)	$5,310

(*)	See Note 10D.
(**)	See Note 10A.

The accompanying notes are an integral part of these interim unaudited condensed consolidated financial statements.

On Track Innovations Ltd.

and its Subsidiaries

Interim Unaudited Condensed Consolidated Statements of Cash Flows

US dollars in thousands

	Nine months ended September 30,
	2020	2019
Cash flows from continuing operating activities
Net loss from continuing operations	$(3,288)	$(3,575)
Adjustments required to reconcile net loss to net cash used in provided by continuing operating activities:
Stock-based compensation related to options and shares issued to employees and others	41	96
Accrued interest and linkage differences, net	(102)	(48)
Depreciation and amortization	924	951
Deferred tax benefits, net	(107)	(25)
Gain on sale of property and equipment	-	(328)

Changes in operating assets and liabilities:
Change in accrued severance pay, net	21	66
(Increase) decrease in trade receivables, net	(401)	1,576
Decrease in other receivables and prepaid expenses	610	395
Increase in inventories	(48)	(879)
Increase in trade payables	204	506
Decrease in other current liabilities	(244)	(585)
Net cash used in continuing operating activities	(2,390)	(1,850)

Cash flows from continuing investing activities

Purchase of property and equipment and intangible assets	(994)	(589)
Proceeds from sale of property and equipment	-	1,102
Change in short-term investments, net	1,715	(978)
Proceeds from restricted deposit for employee benefits	-	10
Net cash provided by (used in) continuing investing activities	721	(455)

Cash flows from continuing financing activities
Increase in short-term bank credit, net	161	2,636
Proceeds from long-term bank loans	799	-
Repayment of long-term bank loans	(8)	(261)
Proceeds from issuance of shares, net of issuance costs	1,369	-
Net cash provided by continuing financing activities	2,321	2,375

Cash flows from discontinued operations
Net cash used in discontinued operating activities	(572)	(1,397)

Total net cash used in discontinued operations	(572)	(1,397)

Effect of exchange rate changes on cash and cash equivalents	(45)	(277)

Increase (decrease) in cash, cash equivalents and restricted cash	35	(1,604)

Cash, cash equivalents and restricted cash - beginning of the period	2,648	5,105

Cash, cash equivalents and restricted cash - end of the period	$2,683	$3,501

The accompanying notes are an integral part of these interim unaudited condensed consolidated financial statements.

On Track Innovations Ltd.

and its Subsidiaries

Interim Unaudited Condensed Consolidated Statements of Cash Flows (cont’d)

US dollars in thousands

	Nine months ended September 30,
	2020	2019
Supplementary cash flows activities:

Cash paid during the period for:
Interest paid	$64	$44
Income taxes paid	$41	$187
Income tax refund received	$83	-
Supplemental disclosures of non-cash flow information:
Payables due to purchase of property and equipment and intangible assets	$92	$-

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

At September 30, 2020, the Company operates in two operating segments: (a) Retail and Mass Transit Ticketing, and (b) Petroleum. See Note 11. During December 2018, the Company sold its medical smart cards operation – see Note 1C(2).

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

In the opinion of management, all adjustments considered necessary for a fair statement, consisting of normal recurring adjustments, have been included. Operating results for the nine month period and the three month period ended September 30, 2020 are not necessarily indicative of the results that may be expected for the year ending December 31, 2020.

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

On April 20, 2016, the purchaser of the Smart ID division, SuperCom Ltd. (“SuperCom”), and the Company entered into a settlement agreement resolving certain litigation between SuperCom and the Company pursuant to which SuperCom paid the Company $2,050 and agreed to pay the Company up to $1,500 in accordance with and subject to a certain earn-out mechanism. In November 2017, the Company commenced an arbitration procedure with SuperCom, in which the Company claims that additional earn-out payments have not been paid to the Company. SuperCom raised claims against the Company during the arbitration for material damages. An arbitration decision was issued on December 24, 2018 in the Company’s favor and denied SuperCom’s claims. The arbitrator ordered SuperCom to disclose the financial information regarding the earn-out payments that the Company is entitled to receive, and to pay the Company accordingly, or otherwise pay the Company approximately $1,300 that reflects the maximum earn-out amount that has not yet been paid to the Company by SuperCom. The arbitration verdict was approved as a court’s verdict in June 2019, but SuperCom failed to disclose the financial information in the way it should have done according to the arbitration decision. Therefore, in December 2019 the Company submitted a complementary claim to the arbitrator, asking for a final award that includes a final payment by SuperCom (as opposed to merely disclosing information). A hearing in this procedure took place on August 18, 2020, and the parties are now submitting written summaries, to be followed by an arbitration verdict.

The Company records the earn-out payments only when the consideration is determined to be realizable. The Company did not record or receive any contingent consideration during the nine months ended September 30, 2020 and 2019.

2.	In December 2018, the Company completed the sale of its medical smart cards operation (“Medismart”) (formerly part of the Company’s “Other segment”) to Smart Applications International Limited for a total price of $2,750. The Company has determined that the sale of the Medismart business qualifies as a discontinued operation. Accordingly, the results and the cash flows of this operation for all reporting periods are presented in the statements of operations and in the statements of cash flows, respectively, as discontinued operations separately from continuing operations.

3.	The Company divested its interest in the SmartID division and its Medismart activity, and presented these activities as discontinued operations.

Set forth below are the results of the discontinued operations:

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Revenues	$-	$-	$-	$-
Expenses	(82)	(36)	(125)	(279)
Net loss from discontinued operations	(82)	(36)	(125)	(279)

On Track Innovations Ltd.

and Subsidiaries

Notes to the Interim Unaudited Condensed Consolidated Financial Statements

US dollars, NIS and Euro in thousands, except share and per share data

Note 1 - Organization and Basis of Presentation (cont’d)

D.	Liquidity and Capital Resources

The Company has had recurring losses and has an accumulated deficit as of September 30, 2020 of $220,245. The Company also has a payable balance on its short-term loan of $2,708 as of September 30, 2020 that is due within the next 12 months.

Since inception, the Company’s principal sources of liquidity have been revenues, proceeds from sales of equity securities, borrowings from banks and government, cash from the exercise of options and warrants as well as proceeds from the divestiture of parts of the Company’s businesses. The Company had cash, cash equivalents and short-term investments representing bank deposits of $3,183 (of which an amount of $105 has been pledged as security for certain items) as of September 30, 2020. The recent deterioration in the pandemic situation in Poland has led to an almost complete stop to the Company’s Mass Transit Ticketing sales business, negatively impacting the Company’s cash flow. Based on the projected cash flows and the Company’s cash balances as of September 30, 2020, the Company’s management is of the opinion that without further fund raising or other increase in its cash, the Company will not have sufficient resources to enable it to continue its operations for a period of at least the next 12 months. As a result, there is a substantial doubt regarding the Company’s ability to continue as a going concern. The Company’s management has taken cost reduction steps, including material reductions in the salaries of its management and employees. The Company is attempting to raise additional funds and to increase its cash. While the Company’s management believes in its ability to raise additional funds and increase its cash, there can be no assurances to that effect. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets and the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

As disclosed in Note 10A, during the first half of 2020 the Company received funds in a total amount of $1,408 in consideration for the issuance of 7,040,000 ordinary shares, all in accordance with the terms and provisions of the Agreement (as defined in Note 10A below).

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

So far, the main direct impact of the COVID-19 pandemic has been a decrease in the Company’s revenues derived from Mass Transit Ticketing sales in the Polish market. The revenues from this operation, that were relatively stable during the year preceding the COVID-19 outbreak, decreased by approximately $1,600 in the nine month period ended September 30, 2020, compared to the nine month period ended September 30, 2019, mainly due to the lockdown and other restrictions and consequences of the COVID-19 as started in March 2020. This impact is expected to continue for the foreseeable future. In addition, recently, as a result of COVID-19, some of the Company’s customers have delayed issuance of orders in the Company’s pipeline and cancelled a few other orders, which reduced its pipeline. As a response to this effect, the Company has taken steps to reduce some costs that are not essential under the current circumstances.

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

Regarding the Company’s Petroleum activity, due to the extended lockdown in South Africa during the second quarter of 2020, some of the sales that were planned to occur by the end of June 2020 were postponed to the second half of 2020 and therefore caused a decrease in the revenues of the Petroleum segment in the nine month period ended September 30, 2020, compared to the nine month period ended September 30, 2019.

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

Recently Accounting Pronouncements

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

On Track Innovations Ltd.

and Subsidiaries

Notes to the Interim Unaudited Condensed Consolidated Financial Statements

US dollars, NIS and Euro in thousands, except share and per share data

Note 3 - Other Receivables and Prepaid Expenses

	September 30,	December 31,
	2020	2019
Government institutions	$239	$414
Prepaid expenses	173	224
Receivables under contractual obligations to be transferred to others (*)	274	330
Supplier advances	267	544
Other receivables	228	310
	$1,181	$1,822

(*)	The Company’s subsidiary in Poland is required to collect certain fees that are to be transferred to local authorities.

Note 4 - Other Current Liabilities

	September 30,	December 31,
	2020	2019
Employees and related expenses	$661	$613
Accrued expenses	789	887
Customer advances	84	111
Short-term liabilities due to operating leases and current maturities	867	686
Other current liabilities	138	(*)757
	$2,539	$3,054

On Track Innovations Ltd.

and Subsidiaries

Notes to the Interim Unaudited Condensed Consolidated Financial Statements

US dollars, NIS and Euro in thousands, except share and per share data

Note 5 - Short-term and long-term bank loans

On May 11, 2020, based on Polish government regulations introduced in relation to the COVID-19 pandemic, ASEC S.A. (Spolka Akcyjna), the Polish subsidiary of the Company (hereinafter – “ASEC”), received the consent of PKO Bank Polski, a Polish bank (hereinafter – “the Lender”), to postpone the maturity date of a secured loan, provided to ASEC in May 2019, in the amount of $2,000, by six months to November 22, 2020, instead of May 23, 2020, as the loan agreement provided. On November 16, 2020, following ASEC’s request, ASEC received the consent of the Lender to further postpone the maturity date of the loan to December 22, 2020. The loan will be payable in full on maturity (with the option of early repayment by ASEC) and the interest of 1-month LIBOR plus 1.8% is paid on a monthly basis. The loan is secured by certain assets of ASEC. The loan agreement includes customary events of default, including, among others, failures to repay any amounts due to the Lender, breaches or defaults under the terms of the agreement, etc. If an event of default occurs, the Lender may reduce the amount of the loan, demand additional security or terminate the agreement. This loan is presented as a short-term bank loan within ‘current liabilities’.

As part of an additional Polish government assistance, in June 2020 ASEC received a long-term loan through another Polish bank in an amount of approximately $800, out of which approximately $100 is presented as a current maturity of long-term bank loan within ‘current liabilities’ and approximately $700 is presented as a long-term bank loan within ‘long-term liabilities’ The loan will be repaid in 24 monthly equal installments starting in July 2021. Depending on some scenarios, such as average number of employees and financial results, a portion of the loan may be forgiven. This loan is denominated in Polish Zloty and does not bear interest. In the event of breach by ASEC of any of the obligations, as mentioned in the loan agreement, the bank may terminate such agreement. In such a case, the long-term loan shall become due and payable within 14 business days from receipt of the notice of termination.

Note 6 - Leases

The Company leases a limited number of assets, mainly offices and cars for use in its operations. The Company adopted the accounting standard ASC 842, “Leases”, and all the related amendments on January 1, 2019 and used the effective date as Company’s date of initial application.

As of September 30, 2020, right-of-use assets due to operating leases are $3,689 (as of December 31, 2019 - $2,134) and the liabilities due to operating leases are $3,669 (as of December 31, 2019 - $2,169), out of which $2,802 are classified as long-term liabilities and $867 are classified as current liabilities (see Note 4).

The right-of-use assets and the liabilities due to operating leases as of September 30, 2020, include assets and liabilities in the amount of $1,696 and $1,704, respectively, that derive from the lease commencement of the headquarters office in Yokneam, Israel (in lieu of the previous leased headquarters building in Rosh Pina) in January 2020. The operating lease period of this office is five years (excluding the extension-period, as mentioned in the agreement). The total annual rent expenses of this building, including management fees and excluding construction costs-reimbursement payments, is approximately NIS 595 ($173) during the lease period and approximately NIS 654 ($190) during the extension-period, if extended. The construction costs-reimbursement payments are approximately NIS 2,913 ($847), out of which 50% will be paid during the lease period. If the Company leases this office during the extension-period of five years, the rest of the 50% costs-reimbursement payments will be paid during the extension-period. Otherwise, the rest of the 50% costs-reimbursement payments will be paid at the end of 2024.

On Track Innovations Ltd.

and Subsidiaries

Notes to the Interim Unaudited Condensed Consolidated Financial Statements

US dollars, NIS and Euro in thousands, except share and per share data

Note 6 - Leases (cont’d)

The Company includes renewal options that it is reasonably certain to exercise in the measurement of the lease liabilities. The remaining operating lease periods of the leases range from less than one year to ten years as of September 30, 2020. The weighted average remaining lease term is 3.1 years as of September 30, 2020.

The following is a schedule of the maturities of operating lease liabilities for the next five years as of September 30, 2020, and thereafter, as were taken into account in the calculation of the operating lease liabilities as of September 30, 2020:

Remainder of 2020	$276
2021	1,052
2022	832
2023	522
2024	343
Thereafter	1,234
Total leases payments	4,259
Less - discount	590
Operating lease liabilities	$3,669

As of September 30, 2020, the weighted average discount rate of the operating leases is approximately 5%.

Operating lease costs and cash paid during the nine months ended September 30, 2020 and 2019, for amounts included in the measurement of the lease liabilities were approximately $823 and $602, respectively. Operating lease costs and cash paid during the three months ended September 30, 2020 and 2019, for amounts included in the measurement of the lease liabilities were approximately $285 and $236, respectively. Operating lease costs include fixed payments and variable payments that depend on an index or rate. There are no other significant variable lease payments.

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

Despite the fact that, based on the assessment of the Company’s external legal counsel, the likelihood to succeed in the arbitration process (or other legal procedure in that matter) is high, the Company did not record an indemnification asset as of September 30, 2020 and December 31, 2019, in accordance with accounting standard ASC 450, “Contingencies”.

2.	On June 12, 2019, Merwell submitted a complementary claim against the Company in arbitration, with respect to the additional financial details that Merwell claims that the Company was ordered to provide according to the arbitration verdict from February 21, 2016, and additional payments that Merwell claims that the Company is obligated to pay Merwell. The said financial details refer to the quantity of smart driving licenses that Merwell claims were issued in the later period of a project in Tanzania in which Merwell claims to have provided services to the Company. Merwell claims that despite the Company’s failure to provide the details, Merwell obtained the details independently from other sources, and they indicate that the Company is obligated to pay Merwell an additional amount of approximately $1,618, and there might be additional amounts to be claimed in the future, as additional information might be found from time to time. On March 4, 2020, the Company submitted a response to this complementary claim, rejecting Merwell’s claims. On September 16, 2020, Merwell filed a request to amend the additional amount claimed from approximately $1,618 to approximately $3,012. As mentioned above, the Company is conducting in parallel a separate arbitration process against SuperCom in that matter, as the Company deems SuperCom to be liable for all the costs and liabilities arising out of this claim. Based on the assessment of the Company’s external legal counsel, given the preliminary stage of the procedure, it is difficult, at this point, to estimate the chances of Merwell’s claims for a complementary arbitration verdict.

3.	In October 2013, a financial claim was filed against the Company and its then French subsidiary, Parx France (in this paragraph, together, the “Defendants”), in the Commercial Court of Paris, France (in this paragraph, the “Court”). The sum of the claim is €1,500 (approximately $1,755) and is based on the allegation that the plaintiff sustained certain losses in connection with Defendants not granting the plaintiff exclusive marketing rights to distribute and operate the Defendants’ PIAF Parking System in Paris and the Ile of France. On October 25, 2017, the Court issued its ruling in this matter dismissing all claims against the Company, but ordering Parx France to pay the plaintiff €50 ($58) plus interest in damages plus another approximately €5 ($6) in other fees and penalties. The Company offered to pay the amounts mentioned above to the plaintiff in consideration for not filing future appeals. The plaintiff rejected this offer and filed an appeal against Parx France and the Company claiming the sum of €503 ($588) plus interest and expenses. On November 7, 2019, the Company’s external legal counsel concluded that the appeal was inadmissible, and that it believed that the opposing claims would be dismissed. The appeal hearing is scheduled for April 21, 2021. Based on the assessment of the Company’s external legal counsel, the Company’s management is of the opinion that the chances of the appeal being approved against the Company are low.

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

On January 26, 2020, Harel and the Company agreed to the offer of the Israeli Supreme Court, as made by way of settlement in which the Company will pay back to Harel the sum of NIS 1,907 (approximately $553) in three monthly equal installments starting February 26, 2020. Accordingly, the Company recorded loss of $71 and $482 within the net loss from continuing operations and within the net loss from discontinued operations, respectively, in the fourth quarter of 2019. As of September 30, 2020, the Company paid all the settlement amount.

6.	Regarding an additional legal claim, see Note 1C(1).

B.	Guarantees

As of September 30, 2020, the Company has granted performance guarantees in the sum of $505. The expiration dates of these guarantees range from January 2021 to May 2024.

On Track Innovations Ltd.

and Subsidiaries

Notes to the Interim Unaudited Condensed Consolidated Financial Statements

US dollars, NIS and Euro in thousands, except share and per share data

Note 8 - Revenues

Disaggregation of revenue

The following tables disaggregate the Company’s revenue by major source based on categories that depict its nature and timing as reviewed by management for the three months ended September 30, 2020 and 2019:

	Three months ended
	September 30, 2020
	Retail and Mass Transit Ticketing	Petroleum	Total
Cashless payment products (A)	$1,999	$-	$1,999

Complete cashless payment solutions (B):
Sales of products (B1)	103	529	632
Licensing fees, transaction fees and services (B2)	779	227	1,006
	882	756	1,638

Total revenues	$2,881	$756	$3,637

	Three months ended
	September 30, 2019
	Retail and Mass Transit Ticketing	Petroleum	Total
Cashless payment products (A)	$1,697	$-	$1,697

Complete cashless payment solutions (B):
Sales of products (B1)	49	603	652
Licensing fees, transaction fees and services (B2)	1,189	327	1,516
	1,238	930	2,168

Total revenues	$2,935	$930	$3,865

On Track Innovations Ltd.

and Subsidiaries

Notes to the Interim Unaudited Condensed Consolidated Financial Statements

US dollars, NIS and Euro in thousands, except share and per share data

Note 8 - Revenues (cont’d)

Disaggregation of revenue (cont’d)

The following tables disaggregate the Company’s revenue by major source based on categories that depict its nature and timing as reviewed by management for the nine months ended September 30, 2020 and 2019:

	Nine months ended
	September 30, 2020
	Retail and Mass Transit Ticketing	Petroleum	Total
Cashless payment products (A)	$6,311	$-	$6,311

Complete cashless payment solutions (B):
Sales of products (B1)	2,216	1,404	3,620
Licensing fees, transaction fees and services (B2)	2,379	631	3,010
	4,595	2,035	6,630
Total revenues	$10,906	$2,035	$12,941

	Nine months ended
	September 30, 2019
	Retail and Mass Transit Ticketing	Petroleum	Total
Cashless payment products (A)	$4,437	$-	$4,437

Complete cashless payment solutions (B):
Sales of products (B1)	646	1,439	2,085
Licensing fees, transaction fees and services (B2)	3,522	950	4,472
	4,168	2,389	6,557
Total revenues	$8,605	$2,389	$10,994

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

Contract balances

	September 30,	December 31,
	2020	2019
Trade receivables, net of allowance for doubtful accounts	$2,824	$2,430
Customer advances	$84	$111

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

As of September 30, 2020, the Company held approximately $605 of short-term bank deposits (as of December 31, 2019, $2,305). As of September 30, 2020 and December 31, 2019, short-term deposit in the amount of $105 has been pledged as security in respect of guarantees granted and cannot be pledged to others or withdrawn without the consent of the bank.

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

The issuance costs in the three months ended June 30, 2020 were $31. There are no issuance costs in the three months ended September 30, 2020.

In addition, pursuant to the terms of the Agreement, on May 5, 2020, after the consummation of the Subsequent Closing, the Company’s Board of Directors appointed an additional representative designated by Ivy. The appointment of such designee shall remain valid through the next general meeting of the Company’s shareholders or as set forth in the Articles of Association of the Company.

On Track Innovations Ltd.

and Subsidiaries

Notes to the Interim Unaudited Condensed Consolidated Financial Statements

US dollars, NIS and Euro in thousands, except share and per share data

Note 10 - Equity (cont’d)

B.	Stock option plans

	Nine months ended September 30,
	2020	2019
Expected dividend yield	0%	0%

Expected volatility	107%	79%

Risk-free interest rate	0.36%	2.07%

Expected life - in years	2.49	2.44

1.	Dividend yield of zero percent for all periods.
2.	Expected average volatility represents a weighted average standard deviation rate for the price of the Company’s ordinary shares on Nasdaq and on the OTCQX market, as applicable.
3.	Risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant.
4.	Estimated expected lives are based on historical grants data.

The Company’s options activity (including options to non-employees) and options outstanding and options exercisable as of December 31, 2019 and September 30, 2020, are summarized in the following table:

	Number of options outstanding	Weighted average exercise price per share
Outstanding – December 31, 2019	809,000	$0.93

Options granted	814,000	0.24
Options expired or forfeited	(106,500)	0.81
Outstanding – September 30, 2020	1,516,500	0.57

Exercisable as of:
December 31, 2019	505,657	$1.06
September 30, 2020	518,990	$1.00

The weighted average fair value of options granted during the nine months ended September 30, 2020 and during the nine months ended September 30, 2019 is $0.12 and $0.2, respectively, per option. The aggregate intrinsic value of outstanding options as of September 30, 2020 and December 31, 2019 is approximately $113 and zero, respectively. The aggregate intrinsic value of exercisable options as of September 30, 2020 and December 31, 2019 is zero.

On Track Innovations Ltd.

and Subsidiaries

Notes to the Interim Unaudited Condensed Consolidated Financial Statements

US dollars, NIS and Euro in thousands, except share and per share data

Note 10 - Equity (cont’d)

B.	Stock option plans (cont’d)

The following table summarizes information about options outstanding and exercisable (including options to non-employees) as of September 30, 2020:

	Options outstanding			Options exercisable
	Number	Weighted		Number	Weighted
	Outstanding	average	Weighted	Outstanding	average	Weighted
	as of	remaining	Average	As of	remaining	Average
Range of	September 30,	contractual	Exercise	September 30,	contractual	Exercise
exercise price ($)	2020	life (years)	Price	2020	life (years)	Price
0.28-0.90	1,090,500	4.02	0.34	149,328	1.77	0.67
1.07-1.68	426,000	1.45	1.14	369,662	1.35	1.13
	1,516,500	3.30		518,990	1.47

As of September 30, 2020, there was approximately $126 of total unrecognized compensation cost related to non-vested stock-based compensation arrangements. That cost is expected to be recognized over a weighted-average period of approximately 1.36 years.

During the three months ended September 30, 2020 and September 30, 2019, the Company recorded stock-based compensation expenses in the amount of $13 and $6, respectively, in accordance with ASC 718, “Compensation-Stock Compensation”.

During the nine months ended September 30, 2020 and September 30, 2019, the Company recorded stock-based compensation expenses in the amount of $41 and $96, respectively, in accordance with ASC 718, “Compensation-Stock Compensation”.

C.	Stock options and warrants in the amounts of 1,516,500 and 1,262,331 outstanding as of September 30, 2020 and 2019, respectively, have been excluded from the calculation of the diluted net loss per ordinary share because all such securities have an anti-dilutive effect for all periods presented.

D.	Shares to non-employees

There were no grants to non-employees during the nine months ended September 30, 2020. During the nine months ended September 30, 2019, the Company granted 30,000 ordinary shares to its consultants. The expenses that are recognized due to those grants are immaterial and are presented within ’stock-based compensation’ in the statement of changes in equity for the nine months ended September 30, 2019.

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

Information regarding the results of each reportable segment is included below based on the internal management reports that are reviewed by the CODM.

	Three months ended September 30, 2020
	Petroleum	Retail and Mass Transit Ticketing	Consolidated

Revenues	$755	$2,882	$3,637

Reportable segment gross profit *	309	1,393	1,702

Reconciliation of reportable segment gross profit to gross profit for the period

Depreciation			(207)
Stock-based compensation			(1)

Gross profit for the period in the consolidated financial statement			$1,494

	Three months ended September 30, 2019
	Petroleum	Retail and Mass Transit Ticketing	Consolidated

Revenues	$929	$2,936	$3,865

Reportable segment gross profit *	310	1,585	1,895

Reconciliation of reportable segment gross profit to gross profit for the period

Depreciation			(190)
Stock-based compensation			(1)

Gross profit for the period in the consolidated financial statement			$1,704

On Track Innovations Ltd.

and Subsidiaries

Notes to the Interim Unaudited Condensed Consolidated Financial Statements

US dollars, NIS and Euro in thousands, except share and per share data

Note 11 - Operating segments (cont’d)

	Nine months ended September 30, 2020
	Petroleum	Retail and Mass Transit Ticketing	Consolidated

Revenues	$2,035	$10,906	$12,941

Reportable segment gross profit *	896	5,248	6,144

Reconciliation of reportable segment gross profit to gross profit for the period

Depreciation			(582)
Stock-based compensation			(3)

Gross profit for the period in the consolidated financial statement			$5,559

	Nine months ended September 30, 2019
		Retail and
		Mass Transit
	Petroleum	Ticketing	Consolidated

Revenues	$2,388	$8,606	$10,994

Reportable segment gross profit *	1,106	5,206	6,312

Reconciliation of reportable segment gross profit to gross profit for the period

Depreciation			(588)
Stock-based compensation			(3)

Gross profit for the period in the consolidated financial statement			$5,721

*	Gross profit as reviewed by the CODM, represents gross profit, adjusted to exclude depreciation and stock-based compensation.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward - Looking Statements

The statements contained in this Quarterly Report on Form 10-Q, or Quarterly Report, that are not historical facts are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 and other federal securities laws. Such forward-looking statements may be identified by, among other things, the use of forward-looking terminology such as “believes,” “intends,” “plans”, “expects,” “may,” “will,” “should,” or “anticipates” or the negative thereof or other variations thereon or comparable terminology, and similar expressions are intended to identify forward-looking statements. We remind readers that forward-looking statements are merely predictions and therefore are inherently subject to uncertainties and other factors and involve known and unknown risks that could cause the actual results, performance, levels of activity, or our achievements, or industry results, to be materially different from any actual future results, performance, levels of activity, or our achievements, or industry results, expressed or implied by such forward-looking statements. Such forward-looking statements may appear in this Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” as well as elsewhere in this Quarterly Report and include, among other statements, statements regarding the following:

●	our ability to continue as a going concern and any efforts that we may undertake to support our future operations, service our debt obligations and to further execute our business plans;

●	any impact of the Corona Virus, or COVID-19, pandemic on our business and cash flow, including timing of receipt of orders and payment from our customers, continued decrease in the Mass Transit Ticketing activity in Poland;

●	future sources of revenue, ongoing relationships with current and future business partners, distributors, suppliers, customers, end-user customers and resellers;

●	future costs and expenses and adequacy of capital resources;

●	our expectations regarding our short-term and long-term capital requirements and satisfaction thereof;

●	our outlook for the coming months; and

●	information with respect to any other plans and strategies for our business.

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

Three months ended September 30, 2020, compared to the three months ended September 30, 2019

Sources of Revenue

We have historically derived a substantial majority of our revenues from the sale of our products, including both complete systems and original equipment manufacturer components and also less significantly, from engineering services, customer services and technical support. In addition, we generate revenues from licensing and transaction fees. During the three months ended September 30, 2020 and September 30, 2019, the revenues that we derived from sales and licensing and transaction fees were as follows (in thousands):

	Three months ended September 30,
	2020	2019
Sales	$2,868	$2,631
Licensing and transaction fees	$769	$1,234
Total revenues	$3,637	$3,865

Sales. Sales increased by $237,000, or 9%, in the three months ended September 30, 2020, compared to the three months ended September 30, 2019. The increase is mainly attributed to an increase in sales in Europe, partially offset by a decrease in sales in the United States and a decrease in sales of Petroleum products in Africa.

Licensing and transaction fees. Licensing and transaction fees include single and periodic payments for distribution rights for our products as well as licensing our IP rights to third parties. Transaction fees are paid by customers based on the volume of transactions processed by systems that contain our products. Our licensing and transaction fees in the three months ended September 30, 2020, compared to the three months ended September 30, 2019, decreased by $465,000, or 38%. The decrease is mainly attributed to a decrease in Mass Transit Ticketing sales in the Polish market as a result of the impact of the COVID-19 pandemic. Such decrease in Mass Transit Ticketing sales compared to 2019 is expected to continue for the foreseeable future.

We have historically derived revenues from different geographical areas. The following table sets forth our revenues, by dollar amount (in thousands) and as a percentage of quarterly revenues in different geographical areas, in the three months ended September 30, 2020 and September 30, 2019:

Three months ended September 30,	Africa		Europe		APAC		Americas
2020	$410	11%	$1,916	53%	$256	7%	$1,055	29%
2019	$492	13%	$1,714	44%	$214	6%	$1,445	37%

Our revenues from sales in Africa decreased by $82,000, or 17%, in the three months ended September 30, 2020, compared to the three months ended September 30, 2019, mainly due to a decrease in sales of Petroleum products.

Our revenues from sales in Europe increased by $202,000, or 12%, in the three months ended September 30, 2020, compared to the three months ended September 30, 2019, mainly due to an increase of Retail sales, partially offset by a decrease in Mass Transit Ticketing sales in the Polish market as a result of the impact of the COVID-19 pandemic. Such decrease in Mass Transit Ticketing sales compared to 2019 is expected to continue for the foreseeable future.

Our revenues from sales in Asia-Pacific region, or APAC, increased by $42,000, or 20%, in the three months ended September 30, 2020, compared to the three months ended September 30, 2019, mainly due to an increase in Retail sales.

Our revenues from sales in the Americas decreased by $390,000, or 27%, in the three months ended September 30, 2020, compared to the three months ended September 30, 2019, mainly due to a decrease in Retail sales to the United States market.

Our revenues derived from outside the United States are primarily received in currencies other than the U.S. dollar and accordingly have a varying impact upon our total revenues as a result of fluctuations in exchange rates.

The following table sets forth our revenues by dollar amount (in thousands) and as a percentage of revenues by segments, during the three months ended September 30, 2020 and September 30, 2019:

Three months ended September 30,	Retail and Mass Transit Ticketing		Petroleum
2020	$2,881	79%	$756	21%
2019	$2,935	76%	$930	24%

Our revenues from Retail and Mass Transit Ticketing in the three months ended September 30, 2020, decreased by $54,000, or 2%, compared to the three months ended September 30, 2019, mainly attributed to a decrease in Mass Transit Ticketing sales in the Polish market as a result of the impact of the COVID-19 pandemic and a decrease in Retail sales in the United States, partially offset by an increase in Retail sales in Europe.

Our revenues in the three months ended September 30, 2020, from Petroleum decreased by $174,000, or 19%, compared to the three months ended September 30, 2019, mainly due to a decrease in sales of Petroleum products in Africa and the Americas.

Cost of Revenues and Gross Margin

Our cost of revenues, presented by gross profit and gross margin percentage, in the three months ended September 30, 2020 and September 30, 2019, were as follows (dollar amounts in thousands):

	Three months ended September 30,
Cost of revenues	2020	2019

Cost of sales	$2,142	$2,161
Gross profit	$1,495	$1,704
Gross margin percentage	41%	44%

Cost of sales. Cost of sales consists primarily of materials, as well as salaries, fees to subcontractors and related costs of our technical staff that assemble our products. Our cost of sales in the three months ended September 30, 2020 compared to the three months ended September 30, 2019, remained consistent.

Gross margin. The decrease in gross margin in the three months ended September 30, 2020, compared to the three months ended September 30, 2019, is mainly attributed to a change in our revenue mix and attributed to the decrease in Mass Transit Ticketing sales in the Polish market as a result of the impact of COVID-19, partially offset by an inventory adjustment in South Africa in the third quarter of 2019.

Operating expenses

Our operating expenses in the three months ended September 30, 2020 and September 30, 2019, were as follows (in thousands):

	Three months ended September 30,
Operating expenses	2020	2019
Research and Development	$841	$840
Selling and Marketing	$1,215	$1,193
General and Administrative	$958	$1,070
Other gain, net	$-	$(335)
Total operating expenses	$3,014	$2,768

Research and development. Our research and development expenses consist primarily of the salaries and related expenses of our research and development staff, as well as subcontracting expenses. Our research and development in the three months ended September 30, 2020, compared to the three months ended September 30, 2019, remained consistent.

Selling and marketing. Our selling and marketing expenses consist primarily of salaries and substantially all of the expenses of our sales and marketing subsidiaries and offices in the United States, South Africa and Europe, as well as expenses related to advertising, professional expenses and participation in exhibitions and tradeshows. Our selling and marketing expenses in the three months ended September 30, 2020, compared to the three months ended September 30, 2019, remained consistent.

General and administrative. Our general and administrative expenses consist primarily of salaries and related expenses of our executive management and financial and administrative staff. These expenses also include costs of our professional advisors (such as legal and accounting), office expenses and insurance. The decrease of $112,000, or 10%, in the three months ended September 30, 2020, compared to the three months ended September 30, 2019, is primarily attributed to a decrease in employment expenses.

Other gain, net. Our other gain, net, in the third quarter of 2019 is primarily attributed to a capital gain from the sale of a building by our South African subsidiary.

Financing expenses, net

Our financing expenses, net, in the three months ended September 30, 2020 and September 30, 2019, were as follows (in thousands):

	Three months ended September 30,
	2020	2019
Financing expenses, net	$(80)	$(93)

Financing expenses consist primarily of interest payable on bank loans, bank commissions and foreign exchange losses. Financing income consists primarily of foreign exchange gains and interest earned on investments in short-term deposits. The financing expenses, net, remained consistent.

Income tax benefits (expenses)

Our income tax benefits (expenses) in the three months ended September 30, 2020 and September 30, 2019, were as follows (in thousands):

	Three months ended September 30,
	2020	2019
Income tax benefits (expenses)	$60	$(17)

The change in our tax benefits (expenses) of $77,000 in the three months ended September 30, 2020, compared to the three months ended September 30, 2019, derives mainly from deferred tax benefits in the Polish subsidiary in the third quarter of 2020.

Net loss from continuing operations

Our net loss from continuing operations in the three months ended September 30, 2020 and September 30, 2019, was as follows (in thousands):

	Three months ended September 30,
	2020	2019
Net loss from continuing operations	$(1,539)	$(1,174)

The increase in the net loss from continuing operations of $365,000, or 31%, in the three months ended September 30, 2020, compared to the three months ended September 30, 2019, is primarily attributed to a capital gain from the sale of a building by our South African subsidiary in the third quarter of 2019 and a decrease in the gross profit, partially offset by a decrease in the general and administrative expenses and a change in income tax benefits (expenses), as described above.

Net loss from discontinued operations

Our net loss from discontinued operations in the three months ended September 30, 2020 and September 30, 2019, was as follows (in thousands):

	Three months ended September 30,
	2020	2019
Net loss from discontinued operations	$(82)	$(36)

The results from these operations for the reporting periods are presented in the statements of operations as discontinued operations separately from continuing operations. The increase of $46,000, or 128%, in the net loss from discontinued operations in the three months ended September 30, 2020, compared to the three months ended September 30, 2019, is mainly due to an increase in expenses relating to legal proceedings.

Net loss

Our net loss in the three months ended September 30, 2020 and September 30, 2019, was as follows (in thousands):

	Three months ended September 30,
	2020	2019
Net loss	$(1,621)	$(1,210)

The increase in net loss of $411,000, or 34%, in the three months ended September 30, 2020, compared to the three months ended September 30, 2019, is primarily attributed to a capital gain from the sale of a building by our South African subsidiary in the third quarter of 2019 and a decrease in the gross profit, partially offset by a decrease in the general and administrative expenses and a change in income tax benefits (expenses), as described above.

Nine months ended September 30, 2020, compared to the nine months ended September 30, 2019

Sources of Revenue

During the nine months ended September 30, 2020 and September 30, 2019, the revenues that we derived from sales and licensing and transaction fees were as follows (in thousands):

	Nine months ended September 30,
	2020	2019
Sales	$10,262	$7,286
Licensing and transaction fees	$2,679	$3,708
Total revenues	$12,941	$10,994

Sales. Sales increased by $3.0 million, or 41%, in the nine months ended September 30, 2020, compared to the nine months ended September 30, 2019. The increase is mainly attributed to an increase in Retail sales in APAC, the United States and Europe.

Licensing and transaction fees. Our licensing and transaction fees in the nine months ended September 30, 2020, compared to the nine months ended September 30, 2019, decreased by $1.0 million, or 28%. The decrease is mainly attributed to a decrease in Mass Transit Ticketing sales in the Polish market as a result of the impact of the COVID-19 pandemic, partially offset by an increase in our licensing and transaction fees in Europe. The decrease in Mass Transit Ticketing sales compared to 2019 is expected to continue for the foreseeable future as a result of the impact of the COVID-19 pandemic.

We have historically derived revenues from different geographical areas. The following table sets forth our revenues (in thousands) and as a percentage of revenues in different geographical areas, in the nine months ended September 30, 2020 and September 30, 2019:

Nine months ended September 30,	Africa		Europe		APAC		Americas
2020	$1,164	9%	$6,026	47%	$2,131	16%	$3,620	28%
2019	$1,527	14%	$5,632	51%	$881	8%	$2,954	27%

Our revenues from sales in Africa decreased by $363,000, or 24%, in the nine months ended September 30, 2020, compared to the nine months ended September 30, 2019, mainly due to a decrease in sales of Petroleum products due to some sales that were planned to occur at the second quarter of 2020 and were postponed to the second half of 2020 as a result of the extended lockdown in South Africa due to the COVID-19 pandemic.

Our revenues from sales in Europe increased by $394,000, or 7%, in the nine months ended September 30, 2020, compared to the nine months ended September 30, 2019, mainly due to an increase in Retail sales, partially offset by a decrease in Mass Transit Ticketing sales in the Polish market as a result of the impact of COVID-19.

Our revenues from sales in APAC increased by $1.3 million, or 142%, in the nine months ended September 30, 2020, compared to the nine months ended September 30, 2019, mainly due to an increase in Retail sales to the APAC market.

Our revenues from sales in the Americas increased by $666,000, or 23%, in the nine months ended September 30, 2020, compared to the nine months ended September 30, 2019, mainly due to an increase in Retail sales to the United States market.

Our revenues derived from outside the United States are primarily received in currencies other than the U.S. dollar and accordingly have a varying impact upon our total revenues as a result of fluctuations in exchange rates.

The following table sets forth our revenues (in thousands) and as a percentage of revenues by segments, during the nine months ended September 30, 2020 and September 30, 2019:

Nine months ended September 30,	Retail and Mass Transit Ticketing		Petroleum
2020	$10,906	84%	$2,035	16%
2019	$8,605	78%	$2,389	22%

Our revenues from Retail and Mass Transit Ticketing in the nine months ended September 30, 2020, increased by $2.3 million, or 27%, compared to the nine months ended September 30, 2019, mainly attributed to an increase in Retail sales in APAC, the United States and Europe, partially offset by a decrease in Mass Transit Ticketing sales in the Polish market as a result of the impact of COVID-19.

Our revenues in the nine months ended September 30, 2020, from Petroleum decreased by $354,000, or 15%, compared to the nine months ended September 30, 2019, mainly due to some sales that were planned to occur at the second quarter of 2020 and were postponed to the second half of 2020 as a result of the extended lockdown in South Africa.

Cost of Revenues and Gross Margin

Our cost of revenues, presented by gross profit and gross margin percentage, in the nine months ended September 30, 2020 and September 30, 2019, were as follows (in thousands):

	Nine months ended September 30,
Cost of revenues	2020	2019

Cost of sales	$7,380	$5,273
Gross profit	$5,561	$5,721
Gross margin percentage	43%	52%

Cost of sales. The increase of $2.1 million, or 40%, in the nine months ended September 30, 2020, compared to the nine months ended September 30, 2019, resulted primarily from an increase in revenues mainly attributed to the increase in Retail sales in APAC, the United States and in Europe.

Gross margin. The decrease in gross margin percentage in the nine months ended September 30, 2020, compared to the nine months ended September 30, 2019, is mainly attributed to a change in our revenue mix and attributed to the decrease in Mass Transit Ticketing sales in the Polish market as a result of the impact of COVID-19.

Operating expenses

Our operating expenses in the nine months ended September 30, 2020 and September 30, 2019, were as follows (in thousands):

	Nine months ended September 30,
Operating expenses	2020	2019
Research and Development	$2,643	$2,528
Selling and Marketing	$3,570	$3,798
General and Administrative	$2,690	$3,081
Other gain, net	$-	$(335)
Total operating expenses	$8,903	$9,072

Research and development. The increase of $115,000, or 5%, in the nine months ended September 30, 2020, compared to the nine months ended September 30, 2019, is primarily attributed to an increase in subcontracting expenses.

Selling and marketing. The decrease of $228,000, or 6%, in the nine months ended September 30, 2020, compared to the nine months ended September 30, 2019, is primarily attributed to a decrease in marketing and advertising expenses and a decrease in exhibition and traveling expenses as a result of the impact of COVID-19.

General and administrative. The decrease of $391,000, or 13%, in the nine months ended September 30, 2020, compared to the nine months ended September 30, 2019, is primarily attributed to a decrease in salaries and other related employment expenses.

Other gain, net. The change of $335,000 in the nine months ended September 30, 2020, compared to the nine months ended September 30, 2019, is mainly due to a capital gain from the sale of a building by our South African subsidiary in the third quarter of 2019.

Financing expenses, net

Our financing expenses, net, in the nine months ended September 30, 2020 and September 30, 2019, were as follows (in thousands):

	Nine months ended September 30,
	2020	2019
Financing expenses, net	$(35)	$(199)

The decrease of financing expenses, net, in the nine months ended September 30, 2020, compared to the nine months ended September 30, 2019, of $164,000, or 82%, is mainly due to an exchange rate differential.

Income tax benefits (expenses)

Our income tax benefits (expenses) in the nine months ended September 30, 2020 and September 30, 2019, were as follows (in thousands):

	Nine months ended September 30,
	2020	2019
Income tax benefits (expenses)	$89	$(25)

The change in our tax benefits (expenses) of $114,000 in the nine months ended September 30, 2020, compared to the three months ended September 30, 2019, derives mainly from deferred tax benefits in the Polish subsidiary in 2020.

Net loss from continuing operations

Our net loss from continuing operations in the nine months ended September 30, 2020 and September 30, 2019, was as follows (in thousands):

	Nine months ended September 30,
	2020	2019
Net loss from continuing operations	$(3,288)	$(3,575)

The decrease in net loss from continuing operations of $287,000, or 8%, in the nine months ended September 30, 2020, compared to the nine months ended September 30, 2019, is primarily attributed to a decrease in operating expenses, a decrease in financial expenses, net, and a change in income tax benefits (expenses), partially offset by a decrease in a gross profit, as described above.

Net loss from discontinued operations

Our net loss from discontinued operations in the nine months ended September 30, 2020 and September 30, 2019, was as follows (in thousands):

	Nine months ended September 30,
	2020	2019
Net loss from discontinued operations	$(125)	$(279)

Our net losses from discontinued operations for the reporting periods are presented in the statements of operations as discontinued operations separately from continuing operations. The decrease in the net loss from discontinued operations of $154,000, or 55%, in the nine months ended September 30, 2020, compared to the nine months ended September 30, 2019, is mainly due to a decrease in expenses relating to legal proceedings.

Net loss

Our net loss in the nine months ended September 30, 2020 and September 30, 2019, was as follows (in thousands):

	Nine months ended September 30,
	2020	2019
Net loss	$(3,413)	$(3,854)

The decrease in net loss of $441,000, or 11% in the nine months ended September 30, 2020, compared to the nine months ended September 30, 2019, is primarily attributed to a decrease in operating expenses, a decrease in financial expenses, net, a change in income tax benefits (expenses) and a decrease in loss from discontinued operations, partially offset by a decrease in a gross profit, as described above.

Liquidity and Capital Resources

Our principal sources of liquidity since our inception have been revenues, proceeds from sales of equity securities, borrowings from banks and government, cash from the exercise of options and warrants and proceeds from the divestiture of part of our businesses. As of September 30, 2020, we had cash, cash equivalents and short-term investments representing bank deposits of $3.2 million (of which an amount of $105,000 has been pledged as security for certain items). The recent deterioration in the pandemic situation in Poland has led to an almost complete stop to our Mass Transit Ticketing sales business, negatively impacting our cash flow. Based on the projected cash flows and our cash balances as of September 30, 2020, our management is of the opinion that without further fund raising or other increase in our cash, we will not have sufficient resources to enable us to continue our operations for a period of at least the next 12 months. As a result, there is a substantial doubt regarding our ability to continue as a going concern. Our management has taken cost reduction steps, including material reductions in the salaries of our management and employees. We are attempting to raise additional funds and to increase our cash. While we believe in our ability to raise additional funds and increase our cash, there can be no assurances to that effect.

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

The issuance of the remaining 6,000,000 ordinary shares, or the Subsequent Closing, for aggregate gross proceeds of $1,200,000 took place in April 2020, following the approval by our shareholders on April 14, 2020. We expect that we will need to raise additional funds in order to finance our growth and to satisfy our working capital needs.

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

So far, the most significant direct impact of the COVID-19 pandemic has been a decrease in our revenues derived from Mass Transit Ticketing sales in the Polish market. The revenues from this operation, that were relatively stable during the year preceding the COVID-19 outbreak, decreased by approximately $1.6 million in the nine months ended September 30, 2020, compared to nine months ended September 30, 2019, mainly due to the lockdown and other restrictions and consequences of the COVID-19 as started in March 2020. This impact is expected to continue for the foreseeable future. In addition, recently, as a result of COVID-19, some of our customers have delayed issuance of orders in our pipeline and cancelled a few other orders, which reduced our pipeline. As a response to the effect of COVID-19, we have taken steps to reduce some costs that are not essential under the current circumstances. and most recently we took additional steps to reduce our cash expenses, including voluntary reduction of salaries to our management and employees.

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

Due to the extended lockdown in South Africa in the second quarter of 2020, some of the sales that were planned to occur at the second quarter of 2020 were postponed to the second half of 2020 and therefore caused a decrease in the revenues derived from the Petroleum segment in the nine month period ended September 30, 2020, compared to the nine month period ended September 30, 2019.

As for our Retail activity, we have seen a higher interest from a growing number of potential customers and partners as they forecasted that the need for our products will grow, yet execution of closings is still slow due to the current business environment.

It is difficult to predict what additional impacts the COVID-19 pandemic may have on us.

In addition, on May 11, 2020, based on Polish government regulations introduced in relation to the COVID-19 pandemic, ASEC S.A. (Spolka Akcyjna), a wholly-owned Polish subsidiary of the Company, or the Subsidiary, received the consent of PKO Bank Polski, a Polish bank, or the Lender, to postpone the maturity date of a secured loan, provided to the Subsidiary in May 2019 and reported then, in the amount of $2,000,000, by six months, to November 22, 2020, instead of May 23, 2020, as the loan agreement provided. On November 16, 2020, following the Subsidiary’s request, the Subsidiary received the consent of the Lender to further postpone the maturity date of the loan to December 22, 2020. The loan will be payable in full on maturity (with the option of early repayment by the Subsidiary) and the interest of 1-month LIBOR plus 1.8% is paid on a monthly basis. The loan is secured by certain assets of the Subsidiary. The loan agreement includes customary events of default, including, among others, failures to repay any amounts due to the Lender, breaches or defaults under the terms of the loan agreement, etc. If an event of default occurs, the Lender may reduce the amount of the loan, demand an additional security or terminate the agreement.

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

As of September 30, 2020, we granted guarantees to third parties including performance guarantees in the sum of $505,000. The expiration dates of the guarantees range from January 2021 to May 2024.

Operating activities related to continuing operations

For the nine months ended September 30, 2020, net cash used in continuing operating activities was $2.4 million, primarily due to a $401,000 increase in trade receivables, a $244,000 decrease in other current liabilities, $107,000 of deferred tax benefits, net, $102,000 of accrued interest and linkage differences income, net, and a $48,000 increase in inventory, partially offset by $924,000 of depreciation and amortization expenses, a $610,000 decrease in other receivables and prepaid expenses, a $204,000 increase in trade payables, $41,000 of expenses due to stock-based compensation issued to employees and a $21,000 change in accrued severance pay, net.

For the nine months ended September 30, 2019, net cash used in continuing operating activities was $1.9 million, primarily due to a $879,000 increase in inventory, a $585,000 decrease in other current liabilities, a $328,000 gain on sale of property and equipment, $48,000 of accrued interest and linkage differences income, net and $25,000 of deferred tax benefits, net, partially offset by a $1.6 million decrease in trade receivables, $951,000 of depreciation and amortization expenses, a $506,000 increase in trade payables, a $395,000 decrease in other receivables and prepaid expenses, $96,000 of expenses due to stock-based compensation and a $66,000 change in accrued severance pay, net.

Operating activities related to discontinued operations

For the nine months ended September 30, 2020, net cash used in discontinued operating activities was $572,000, mainly related to reduction in the amount we were entitled to receive in connection with our lawsuit against Harel Insurance Company Ltd.

For the nine months ended September 30, 2019, net cash used in discontinued operating activities was $1.4 million, mainly related to the dispute regarding Merwell Inc. related to the SmartID division.

Investing and financing activities related to continuing operations

For the nine months ended September 30, 2020, net cash provided by continuing investing activities was $721,000, mainly due to a $1.7 million change in short-term investments, net, partially offset by $994,000 of purchases of property and equipment and intangible assets.

For the nine months ended September 30, 2019, net cash used in continuing investing activities was $455,000, mainly due to $978,000 in proceeds of short-term investments, net, and $589,000 of purchases of property and equipment and intangible assets, partially offset by $1.1 million in proceeds from the sale of property and equipment and $10,000 in proceeds from restricted deposits for employee benefits.

For the nine months ended September 30, 2020, net cash provided by continuing financing activities was $2.3 million, mainly due to $1.4 million in proceeds from issuance of shares, net of issuance costs, $799,000 in proceeds from long-term bank loans and a $161,000 increase in short-term bank credit, net, partially offset by a repayment of $8,000 of long-term bank loans.

For the nine months ended September 30, 2019, net cash provided by continuing financing activities was $2.4 million, mainly due to a $2.6 million increase in short-term bank credit, net, partially offset by a repayment of $261,000 of long-term bank loans.

In addition, on May 24, 2019, the Subsidiary entered into a loan agreement, or the Agreement, with PKO Bank Polski, a Polish bank, or the Lender. The Agreement provides that the Lender will grant an overdraft facility to the Subsidiary in the amount of $2,000,000, or the Loan Commitment. On May 24, 2019, the Lender loaned to the Subsidiary the full amount of the Loan Commitment, secured by certain assets of the Subsidiary, or the Secured Loan. The Secured Loan was scheduled to mature on May 23, 2020. On May 11, 2020, based on Polish government regulations introduced in relation to the COVID-19 pandemic, the Subsidiary received the consent of the Lender to postpone the maturity date of the Loan Commitment by six months to November 22, 2020 instead of May 23, 2020. On November 16, 2020, following the Subsidiary’s request, the Subsidiary received the consent of the Lender to further postpone the maturity date of the Secured Loan to December 22, 2020. The Secured Loan is payable in full on maturity (with the option of early repayment from the Subsidiary side) and the interest is paid on a monthly basis. The Secured Loan bears interest at an annual interest rate based on 1-month LIBOR plus a margin of 1.8%. The Agreement includes customary events of default, including, among others, failures to repay any amounts due to the Lender, breaches or defaults under the terms of the Agreement, etc. If an event of default occurs, the Lender may reduce the amount of the Secured Loan, demand an additional security or terminate the Agreement.

Investing and financing activities related to discontinued operations

We had no cash flows provided by or used in discontinued investing or financing activities in the nine months ended September 30, 2020 and September 30, 2019.

Off Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures - Our management, including our Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, are responsible for establishing and maintaining our disclosure controls and procedures (within the meaning of Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended, or Exchange Act). These controls and procedures are designed to ensure that information required to be disclosed in the reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information was made known to our management, including our CEO and CFO, by others within the Company, as appropriate to allow timely decisions regarding required disclosure. We evaluated these disclosure controls and procedures under the supervision of our CEO and CFO as of September 30, 2020. Based upon that evaluation, our management, including our CEO and CFO, concluded that our disclosure controls and procedures are effective as of such date.

Changes in Internal Control Over Financial Reporting - There has been no change in our internal control over financial reporting during the quarter ended September 30, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

For information with respect to legal proceedings to be disclosed under this Item, see Notes 7A(1) and 7A(2) to our Financial Statements, included under Part I Item I in this Quarterly Report.

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

Our operations and business could be materially adversely affected by the recent outbreak of COVID-19. Our revenues from Mass Transit Ticketing sales in the Polish market decreased during the nine months ended September 30, 2020, and are expected to continue to decrease in the foreseeable future compared to 2019. Additionally, recently, as a result of COVID-19, some of our customers have delayed issuance of orders in our pipeline and cancelled a few other orders, which reduced our pipeline. In addition, the execution of transactions related to our Retail activity is slow due to COVID-19 and there is no assurance that we will close any of the potential transactions with customers and partners. Further, another impact of COVID-19 is on product delivery, where components’ procurement lead time is longer and a shortage in components has grown as the duration of the COVID-19 pandemic has continued. As long as the COVID-19 pandemic continues, the components’ lead time may be longer than normal and shortages in component may continue or get worse. Although we maintain a comprehensive network of world-wide suppliers to handle such delays in delivery, we may still suffer delays. Additionally, some of our finance team members were in quarantine. Simultaneously, we are attempting to comply with rapidly changing restrictions, such as travel restrictions, curfews and others. In particular, following recommendations from the Israeli Ministry of Health and the Ministry of Finance, in March 2020, the Israeli prime minister announced restrictions under which businesses in the private sector must reduce their onsite workforce. Currently travel to and from work is still permitted; however, the authorities may place additional, more restrictive measures on businesses and individuals. Though we may still operate under such regulations, any additional actions taken by the Israeli government could further limit that ability, which may have a material adverse effect on our operations and financial results. A significant reduction in our workforce and our compliance with instructions imposed by Israeli authorities may harm our ability to continue operating our business and materially and adversely affect our operations and financial condition. Further, we cannot assure you that we will be designated an “essential business”, as defined under regulatory instructions, and moreover, we cannot foresee whether the Israeli authorities will impose further restrictive instructions, which if implemented may lead to significant changes.

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

We do not have enough existing cash resources to fund our operations for the next twelve months and if we are unable to secure additional capital, we may be required to seek strategic alternatives, including but not limited to reducing or ceasing our operations.

Our principal sources of liquidity since our inception have been revenues, proceeds from sales of equity securities, borrowings from banks and government, cash from the exercise of options and warrants and proceeds from the divestiture of part of our businesses. As of September 30, 2020, we had cash, cash equivalents and short-term investments representing bank deposits of $3.2 million (of which an amount of $105,000 has been pledged as security for certain items). Based on the projected cash flows and our cash balances as of September 30, 2020, our management is of the opinion that without further fund raising or other increase in our cash, we will not have sufficient resources to enable us to continue our operations for a period of at least the next 12 months. As a result, there is a substantial doubt about our ability to continue as a going concern. We are attempting to raise additional funds and to increase our cash. While we believe in our ability to raise additional funds and increase our cash, there can be no assurances to that effect.

If additional financing is not available when required or is not available on acceptable terms, we may be unable to take advantage of business opportunities or respond to competitive pressures, which could have a material adverse effect on our revenue, results of operations and financial condition. To preserve our cash resources, we may be required to reorganize our operations. If we are unable to fund our operations without additional external financing and therefore cannot sustain future operations, we may be required to cease our operations and/or seek bankruptcy protection.

Item 5. Other Information.

On November 22, 2020, as part of the cost reduction steps taken by our management, our Board of Directors and Compensation Committee approved material reductions in the salaries of our management members and senior employees.

With respect to Mr. Yehuda Holtzman, our Chief Executive Officer, the Board of Directors and the Compensation Committee approved that, subject to the Company’s shareholders approval, effective November 1, 2020, Mr. Holtzman’s monthly gross salary is decreased for a period of one year from NIS 76,000 to NIS 58,520.

With respect to Mr. Assaf Cohen, our Chief Financial Officer, the Board of Directors and the Compensation Committee approved that effective November 1, 2020, Mr. Cohen’s monthly gross salary is decreased for a period of one year from NIS 45,000 to NIS 34,650.

Also on November 22, 2020, as part of our management’s efforts to reduce costs, four of our board members, Ms. Sandra Bjork Hardardottir, Mr. Leonid Berkovich, Ms. Donna Seidenberg Marks and Michael Shanahan, volunteered to reduce their compensation by 25%, such that the cash compensation paid to each of these directors effective November 22, 2020, shall be as follows: Annual compensation of NIS 36,833 (approximately $11,000), meeting participation fees of NIS 2,462 (approximately $740) per in-person meeting, meeting participation by telephone fees of NIS 1,478 (approximately $440) per meeting and NIS 1,232 (approximately $370) per written resolution. In addition, on November 22, 2020, our fifth director, William C. Anderson, volunteered to receive no compensation from the Company effective November 22, 2020. The reduction in the directors fees will be revisited in six months.

Item 6. Exhibits.

3.1	Amended and Restated Articles of Incorporation, as amended on April 14, 2020 (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020).

3.2	Memorandum of Association, as amended and restated after the April 14, 2020 amendment (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020).

10.1	Addendum to Loan Agreement, dated November 16, 2020, by and between ASEC S.A. (Spolka Akcyjna) and PKO Bank Polski, a Polish bank. (translated from Polish) (incorporated by reference to the Company’s Current Report on Form 8-K filed on November 19, 2020).

31.1*	Rule 13a-14(a) Certification of Chief Executive Officer.

31.2*	Rule 13a-14(a) Certification of Chief Financial Officer.

32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.

32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

101 *	The following materials from our Quarterly Report on Form 10-Q for the quarter ended September 30, 2020 formatted in XBRL (eXtensible Business Reporting Language): (i) the Interim Condensed Consolidated Balance Sheets, (ii) the Interim Condensed Consolidated Statements of Operations, (iii) the Interim Condensed Consolidated Statements of Comprehensive Loss, (iv) the Interim Condensed Statements of Changes in Equity, (v) the Interim Condensed Consolidated Statements of Cash Flows, and (vi) the Notes to Interim Condensed Consolidated Financial Statements, tagged as blocks of text and in detail.

*	Filed herewith.

**	Furnished herewith.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ON TRACK INNOVATIONS LTD.

By:	/s/ Yehuda Holtzman
Yehuda Holtzman, Chief Executive Officer
(Principal Executive Officer)
Dated: November 23, 2020

By:	/s/ Assaf Cohen
Assaf Cohen, Chief Financial Officer
(Principal Financial and Accounting Officer)
Dated: November 23, 2020