Form 10-K
period 2020-12-31
ON TRACK INNOVATIONS LTD
filed 2021-03-31
CIK 1021604

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐   No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked prices of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $18,237,849. The number of shares of the registrant’s Ordinary Shares outstanding on March 25, 2021, was 53,824,377.

i

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

ii

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

The statements contained in this Annual Report on Form 10-K, or Annual Report, that are not historical facts are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 and other federal securities laws. Such forward-looking statements may be identified by, among other things, the use of forward-looking terminology such as “believes,” “intends,” “plans” “expects,” “may,” “will,” “should,” “estimate,” “likely,” “foresee,” or “anticipates” or the negative thereof or other variations thereon or comparable terminology, and similar expressions are intended to identify forward-looking statements. We remind readers that forward-looking statements are merely predictions and therefore are inherently subject to uncertainties and other factors and involve known and unknown risks that could cause the actual results, performance, levels of activity, or our achievements, or industry results, to be materially different from any actual future results, performance, levels of activity, or our achievements, or industry results, expressed or implied by such forward-looking statements. Such forward-looking statements may appear in Item 1 – “Business” and Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” as well as elsewhere in this Annual Report and include, among other statements, statements regarding the following:

●	our ability to continue as a going concern and any efforts that we may undertake to support our future operations, service our debt obligations and to further execute our business plans;

●	any impact of the Corona Virus, or COVID-19, pandemic on our business and cash flow, including timing of receipt of orders and payment from our customers;

●	future sources of revenue, ongoing relationships with current and future business partners, distributors, suppliers, customers, end-user customers and resellers;

●	future costs and expenses and adequacy of capital resources;

●	our expectations regarding our short-term and long-term capital requirements and satisfaction thereof;

●	the impact of ongoing litigation on our business;

●	the implications of the sale of part of our business in Poland on our business;

●	our outlook for the coming months; and

●	information with respect to any other plans and strategies for our business.

The factors discussed herein, and in those risk factors described in Item 1A-“Risk Factors”, and those expressed from time to time in our press releases or filings with the Securities and Exchange Commission, or the SEC, could cause actual results and developments to be materially different from those expressed in or implied by such statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak and are made only as of the date of this filing.

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

iii

PART I

Item 1. Business.

We are a leading developer of contactless payment solutions, Near Field Communication (NFC) technology based, for the unattended market. We have been a technology leader since 1990, providing systems, devices and services to operators and integrators with solutions and components that are simple to implement.

To date, we have deployed over one million payment solutions to our focused unattended markets: self-service kiosk, micro-markets and vending machines, entertainment and gaming, automated teller machines, or ATM, Mass Transit Ticketing Validation, and fuel payments.

We operate through regional offices, supporting clients and payment industry partners with its unique contactless payment solutions.

On March 29, 2021, we entered into an agreement, or the Sale Agreement, for the sale of 100% of the issued and outstanding share capital of our wholly owned Polish subsidiary, ASEC S.A., or ASEC, with Vector Software SP. Z O.O., or the Buyer. ASEC is headquartered in Krakow, Poland and has been conducting our Mass Transit Ticketing business in Europe.  The consideration for ASEC is $3,000,000, of which approximately $2,100,000 shall be used to repay Polish banks loans at the closing date, as mentioned in the Sale Agreement, further offset by minor adjustments. The Sale Agreement contains customary representations and warranties, as well as covenants, including an undertaking we provided not to compete with the business of ASEC for a period of five years after the closing and an undertaking to indemnify ASEC and the Buyer for certain damages. Our liability is limited to the purchase price actually paid by the Buyer.

In addition, we engaged an investment bank to explore strategic options and are investing resources in this process.

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

Our Markets

We plan to continue to support our growing unattended markets which are self-service kiosks, micro-markets and vending machines, entertainment and gaming, ATM, mass transit ticketing validation, and fuel payments.

We believe that worldwide events including the COVID-19 pandemic are accelerating the trend towards adoption of unattended contactless payments in these markets.

Our Products

We combine a unique radio frequency, or RF technology with an “open garden” approach, and we enable our customers and partners to pick and choose products and services from our wide offering.

Our solutions include: Readers, Controllers and Terminals, Management Software, Payment Services, and a complete Payment System as a Service (PSaaS).

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

Our readers are certified by the leading card associations, including, among others, EMVCo, Visa, MasterCard, Amex, Discover and Interac, and are compatible as well for use with various NFC mobile payments solutions such as Apple Pay™, Google Pay™ (previously known as Android Pay), Samsung Pay™, MIFARE™, FeliCa™ and others. EMVCo modular meets the requirements of different applications and platforms and saves certification implementation and reduces the cost and time of any EMVCo project.

Controllers and Terminals

Controllers and Terminals are hardware devices that manage the flow of data between two machines and are used to “control” a peripheral device (e.g., a vending machine). We have a range of Controllers and Terminals that provide secured and certified access to payment service providers which enable contactless payment acceptance, connectivity, and cloud-based management for machines.

Management software

We provide a cloud-based software for Self-Service Kiosks, Micro-Markets, Vending and any Pulse machines that provides real-time control and insights of each machine, enabling operators to remotely manage their terminal’s fleet.

Payment Services

Our payment services include the following payment options:

●	Payment Service API - a simple and powerful application programming interface, or API, to our payment servers to provide our customers and partners access to a certified Europay Mastercard Visa, or EMV, system to enable a fast and secured integration to new processors.

●	Close Loop Payment - extending EMV payment, we offer support for close-loop payment cards with different technologies such as MIFARE and Mag-Stripe.

●	Mobile Payment - we provide APIs for effortless and smooth integration with mobile payment solutions, enabling mobile payments on our system.

A complete Payment System as a Service (PSaaS)

Our system is a modular, cost-effective solution for self-service kiosks, micro-markets, vending and any pulse machines which enable contactless payments.

The complete PSaaS system incorporates telemetry, sales and operations into an all-inclusive solution that makes any kiosk, pulse or vending business connected and interactive, providing cloud control with real-time online management and alerts.

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

The world’s leading smartphone manufacturers are either including or are expected to include NFC support in their upcoming handset upgrades, which will enhance the technology adoption lifecycle. Whether it is a standard contactless travel card, or EMV contactless card, or an NFC mobile phone, the main motive is to provide quick and efficient payment solutions. Leading smartphone manufacturers have also introduced and are actively pushing the use of their own contactless payment solutions such as Apple Pay™, Google Pay™ and Samsung Pay™, all of which require a contactless reader to be available at the merchant countertop.

In addition, we believe that the COVID-19 pandemic has accelerated the trend towards adoption of unattended contactless payments in these markets.

Strategy

Our goal is to maintain our status as a leading developer of NFC and cashless payment technologies and our reputation as a manufacturer of top-quality products carrying the highest certification standards. We have been working for the past few months on updating our strategy for the coming years, which we believe will enable us to realize our potential and resume our growth, and ultimately create shareholder value. In addition, we engaged an investment bank to explore strategic options and are investing resources in this process.

Key elements of our strategy for achieving this goal include:

●	Expanding our global market presence. We market our products through regional offices in the United States, Europe, Africa and our headquarters in Israel. We are using our headquarters and regional offices to strengthen our presence in existing markets, penetrate new markets, provide local customer service and technical support, and adapt our products to our local customers’ specific needs. We continue to expand our market presence via strategic partners and distributors around the globe.

●	Increasing our focus on generating high-margin, recurring revenues. We are continuing our strategy to shift from hardware sales to SaaS and in upgrading our hardware to maintain our technological lead. We intend to generate additional recurring revenues by receiving service fees for ongoing customer services and transaction fees from our customers.

●	Enhancing our technological position. We intend to continue to invest in research and development to develop new technologies, extend the functionality of our products and services, and offer innovative products and services to our customers and partners.

Customer Service and Technical Support

We provide our customers with training, installation support, ongoing customer service and technical support through our regional offices, distributors and local services providers, including employees located in our corporate headquarters in Yokneam, Israel, as well as employees located in our offices in Europe, South Africa and the United States. Our customer service teams in Yokneam provide central services to our global network. Our offices, distributors and local providers, in turn, provide customer service and technical support by telephone and email.

Sales and Marketing

In addition to selling our products and solutions through our distributors, we sell and market our products directly and through our regional offices. We market and sell our products in the Americas through our U.S.-based subsidiary, OTI America. In Africa, our subsidiary in South Africa, OTI PetroSmart, and in Europe, our subsidiary in Poland, OTI Europe Sp.z.o.o. In Israel and in regions where we do not have local subsidiaries or representatives, we market and sell through our main headquarters in Yokneam, Israel. Our marketing and sales staff implement marketing campaigns and programs to promote our products and services to enhance our global brand recognition. Our current marketing efforts include participation in digital events, webinars, press releases, websites, social media and client / distributor meetings. We also conduct technical seminars to inform sales staff, customers, distributors, business partners and other industry contributors of our unique products and innovative technologies.

Customers

Our customer base is concentrated among a limited number of large customers. The customers we consider to be our major customers and the percentage of our revenue represented by each major customer vary from period to period. In 2020 and 2019, a customer in North America accounted for 19% and 20%, respectively, of our total revenues for such periods. Another customer in Asia accounted for 14% and 6% of our total revenues for 2020 and 2019, respectively. An additional customer in Europe accounted for 12% and 13% of our total revenues for 2020 and 2019, respectively. If we were to lose any one of our major customers, or if any of our customers were to have difficulty meeting their financial obligations to us for any reason, our financial condition and results of operations would be adversely affected.

Manufacturing

We outsource all our manufacturing and product assemblies to third-party vendors. Whenever possible, our policy is to use more than one supplier and manufacturing subcontractor for each part of our production process in order to limit dependence on any one source.

We are ISO 9001:2015 certified. We require that our suppliers and subcontractors be ISO 9001:2015 certified. ISO 9001:2015 is an international standard promulgated by the International Standards Organization, which specifies requirements for a quality management system and provides guidance and tools for companies to ensure that their products and services consistently meet customer and regulatory requirements. This standard is updated from time to time pursuant to the international authorization requirements.

Government Regulation

Most of our products are subject to local electromagnetic compliance, or EMC/Radio regulations such as radiation, conducted emission and immunity, and safety regulations such as fire and electrical hazards, governed by low voltage standards for our regular readers and hazardous areas standards for our petroleum products. In the United States, EMC/Radio testing and certification for such products are governed by Federal Communications Commission, or FCC, Part 15 while safety testing and certification fall under the standards set by UL. In the rest of the world, where FCC and UL rules do not apply, we follow various international and local standards for EMC/Radio and safety. The compliance with these standards is assured by testing and certifying our products at various accredited labs and/or notified bodies located both in Israel and other countries (e.g., United States, Germany, South Africa, India, China, Brazil and more). Our products comply with the regulations in the markets in which we operate.

Research and Development

We believe that our future success depends on, among other things, our ability to maintain our technological leadership, enhance our existing products and develop new products, technologies and solutions. Accordingly, we intend to continue devoting substantial resources to research and development.

Our research and development activities focus on two major areas:

●	developing new innovative technologies related to the contactless payment solutions market; and

●	enhancing the functionality of our components and expanding the range of our products to serve new markets.

Our main research and development facilities are located at our headquarters in Israel. We believe that our success is based on our experienced team of senior engineers and technicians who have extensive experience in their respective fields. Our research and development facilities are ISO 9001:2015 certified.

Proprietary Technologies and Intellectual Property

Our success and ability to compete depend in large part upon protecting our proprietary technology and IP. We rely on a combination of patent, trademark, copyright and trade secret law, as well as know-how, confidentiality agreements and other contractual relationships with our customers, employees, affiliates, agents, consultants, distributors and others.

Our IP portfolio includes issued patents with respect to our contactless technology, as well as trademarks and designs. As part of our efficiency program, we have reduced our investment in non-core patents and registrations. The expiration dates for our granted patents range between 2027 to 2033.

We do not know whether any issued patents will be enforceable against alleged infringers or will be upheld if their validity is challenged. We generally enter into non-disclosure agreements with our customers, partners, employees, consultants, suppliers and subcontractors, and generally control access to the distribution of our products, documentation and other proprietary information.

Competition

Our competition is with technology vendors that provide contactless payments solutions products and technologies:

●	In the Kiosk, Micro markets and Vending markets, our competition includes unattended payment solution and technology providers such as ID Tech, Nayax and Ingenico.

●	In the Petroleum Market, we compete with fueling and fleet management end-to-end solution vendors such as Orpak and Hectronic. As this domain has high entrance barriers, competition in this field is limited.

Employees

As of December 31, 2020, we had 121 employees. This number includes approximately 40 employees of ASEC that on March 29, 2021, we entered into an agreement to sell.

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

Our principal sources of liquidity have been revenues, proceeds from sales of equity securities, borrowings from banks, government and shareholders, cash from the exercise of options and warrants as well as proceeds from the divestiture of parts of our businesses, such as the recent Sale Agreement of ASEC. We had cash, cash equivalents and short-term investments representing bank deposits of $1,482,000 (of which an amount of $105,000 has been pledged as securities for certain items), excluding cash and cash equivalents held for sale, as of December 31, 2020. Based on the projected cash flows and our cash balances as of December 31, 2020, our management is of the opinion that without further fund raising or other increase in our cash, we will not have sufficient resources to enable us to continue our operations for a period of at least the next 12 months. As a result, there is a substantial doubt about our ability to continue as a going concern. We are attempting to raise additional funds and to increase our cash. While we believe in our ability to raise additional funds and increase our cash, there can be no assurances to that we will be successful in doing so.

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

We have a history of losses, and we expect to continue to incur full-year losses in 2021 and may further incur losses in subsequent years.

We have incurred losses in each year since we commenced operations in 1990. We reported net losses attributable to shareholders of $5,896,000 in 2020, $5,889,000 in 2019 and $263,000 in 2018. We expect to continue to incur full-year losses in 2021 and may incur losses also in subsequent years, as we invest in the expansion of our global sales and marketing network, shift our business model away from product sales towards services and transaction fees, and enhance our research and development capabilities to develop existing and new products.

We face risks resulting from the outbreak of the COVID-19 pandemic, which could have a material adverse effect on our business and results of operations.

Our operations and business could be materially adversely affected by the outbreak of COVID-19. Our revenues from Mass Transit Ticketing sales in the Polish market decreased since March 2020 compared to the year preceding the COVID-19 outbreak. On March 29, 2021, we entered into an agreement to sell ASEC, including its Mass Transit Ticketing activity, as mentioned above. Additionally, recently, as a result of COVID-19, some of our customers have delayed issuance of orders in our pipeline. In addition, the execution of sales transactions is slow due to COVID-19 and there is no assurance that we will close any of the potential transactions with customers and partners. Further, another impact of COVID-19 is on product delivery, where components’ procurement lead time is longer and a shortage in components has grown as the duration of the COVID-19 pandemic has continued. As long as the COVID-19 pandemic continues, the components’ lead time may be longer than normal and shortages in components may continue or get worse. Although we maintain a comprehensive network of world-wide suppliers to handle such delays in delivery, we may still suffer delays. Additionally, some of our employees, including management members, were in quarantine. Simultaneously, we are attempting to comply with rapidly changing restrictions, such as travel restrictions, curfews and others. Currently travel to and from work is still permitted; however, the authorities may place additional, more restrictive measures on businesses and individuals. Though we may still operate under such regulations, any additional actions taken by the Israeli government could further limit that ability, which may have a material adverse effect on our operations and financial results. A significant reduction in our workforce and our compliance with instructions imposed by Israeli authorities may harm our ability to continue operating our business and materially and adversely affect our operations and financial condition. Further, we cannot assure you that we will be designated an “essential business”, as defined under regulatory instructions, and moreover, we cannot foresee whether the Israeli authorities will impose further restrictive instructions, which if implemented may lead to significant changes.

Authorities around the world have and may continue implementing similar restrictions on business and individuals in their jurisdictions. We continue to assess our business operations and system supports and the impact COVID-19 may have on our results and financial condition. To date, we have taken action to reduce our operating expenses in the short term, but there can be no assurance that this analysis or remedial measures will enable us to avoid part or all of any impact from the spread of COVID-19 or its consequences.

We are a party to multiple litigation matters which consume management attention, high costs and expose us to pay significant amounts to third parties.

We are party to multiple litigation and arbitration processes, including with Merwell, Inc., or Merwell, where we are being sued, and SuperCom Ltd., where we are suing SuperCom, both cases that relate to activities we conducted in Tanzania. We are also party to other litigation processes, as detailed in Note 10E to the consolidated financial statements contained in “Item 8. Financial Statements and Supplementary Data” of this Annual Report. These litigation and other proceedings consume much management, require us to retain legal representation that burdens our cash position and generally might expose us to payment of damage and other compensation if we are defendants and lose the matter, as well as legal fees of the other party if we lose in the proceeding in question.

If the markets for our products do not grow, sales of our products may not grow and may even decline.

The success of our products depends on the continuing adoption of cashless payment solutions within a broad spectrum of industries including unattended retail, and fueling. Such adoption of cashless payment solutions and technologies depends on the enactment and implementation of regulations and industry standards regarding secure cashless payment. Should such industries fail to adopt cashless payment technologies or solutions or experience any economic downturn, or should regulations fail to support such solutions, the markets for our products may not grow and we may fail to achieve our business goals.

Additionally, potential customers, may already have installed systems that are based on technologies different from ours and therefore may be less willing to incur the capital expenditures required to install or upgrade to our products. As a result, we cannot assure that there will be sufficient market opportunities for our products. New technologies for payments different from ours might be adopted by the markets and could reduce the need for our payment solutions.

We depend on a small number of large customers and the loss of one or more of them would lower our revenues.

Our customer base is concentrated among a limited number of large customers. Our revenues may continue to depend on a limited number of major customers. The customers we consider to be our major customers and the percentage of our revenue represented by each major customer vary from period to period. In 2020 and 2019, a customer in North America accounted for 19% and 20%, respectively, of our total revenues for such periods. Another customer in Asia accounted for 14% and 6%, of our total revenues for 2020 and 2019, respectively. Another customer in Europe accounted for 12% and 13% of our total revenues for 2020 and 2019, respectively. If we were to lose any one of our major customers, or if any of our customers were to have difficulty meeting their financial obligations to us for any reason, our financial condition and results of operations would be adversely affected.

We face intense competition. If we are unable to compete successfully, our business prospects will be impaired.

We face intense competition from developers of contact and contactless payments products. We compete on the basis of a range of factors including price, compatibility with the products of other manufacturers, and the ability to support new industry standards and introduce new reliable technologies. Many of our competitors have greater market recognition, larger customer bases, and substantially greater financial, technical, marketing, distribution, and other resources than we possess. As a result, they may be able to introduce new products, respond to customer requirements and adapt to evolving industry standards more quickly than we can.

From time to time, we or our present or future competitors may announce new or enhanced products or technologies that have the potential to replace or shorten the life cycles of our existing products. The announcement of new or enhanced products may cause customers to delay or alter their purchasing decisions in anticipation of such products, and new products developed by our competitors may render our products obsolete or achieve greater market acceptance than our products.

If we cannot compete successfully with our existing and future competitors, we could experience lower sales, price reductions, loss of revenues, reduced gross margins and reduced market share.

If we fail to develop new products or adapt our existing products for use in new markets, our revenue growth may be impeded and we may incur significant losses.

Although we are devoting significant resources to develop new products and adapting our existing products for use in new markets, if we fail to develop our new products or adapt our existing products for existing or new markets, we may not recoup the expenses incurred in our efforts to do so, our revenue growth may be impeded and we may incur significant losses.

Our revenue growth may be impaired if we are unable to maintain our current, and establish new, strategic relationships.

The markets for our products are usually specialized and may require us to enter into strategic relationships in order to facilitate or accelerate our market penetration. We consider a relationship to be strategic when we integrate our technology into some of the product offerings of a business partner or engage a distributor that has a significant position in a specified market. Failure of our strategic partners to perform in a satisfactory manner or to meet their undertakings in the penetration of new markets, or the termination of any of our strategic relationships or our failure to develop additional relationships in the future may limit our ability to expand the markets in which our products are deployed or to sell particular products.

We may desire to exit certain product lines or businesses or to restructure our operations, but may not be successful in doing so.

Our Board of Directors, or the Board, has been identifying and assessing possible alternative strategies to maximize value for our shareholders. Such process may result in a decision to divest certain product lines and businesses or restructure our current corporate structure or current operations, including, without limitation, through the contribution of assets to joint ventures or sale of some assets to third parties. For example, in March 29, 2021, we entered into an agreement to sell our Mass Transit Ticketing operation in Poland. However, our ability to successfully exit product lines and businesses, or to close or consolidate operations, or to sell some of our assets successfully, depends on a number of factors, many of which are outside of our control. For example, if we are seeking a buyer for a particular business line, none may be available, or we may not be successful in negotiating satisfactory terms with prospective buyers or a buyer may not meet its obligations under the applicable purchase agreement. If we are unable to exit a product line or business in a properly or timely manner, or to restructure our current corporate structure or our operations in a manner we deem to be advantageous, or to enforce that a buyer meets its contractual obligations, this could have a material adverse effect on our business, financial condition and results of operations. Even if a divestment is successful, among others, we may face indemnity and other liability claims by the acquirer or other parties.

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

Most of the components we use in our products are supplied by third-party suppliers and manufacturers. Some of these suppliers are single source manufacturers. Termination of manufacturing of a certain product, provision of services or support (commonly referred to as “end of life”), allocations due to high demand, or delays or shortages could interrupt and delay the supply of our products to our customers and may result in cancellation of orders for our products. Similarly, we do not always have long-term supply contracts under which our suppliers are committed to supply us with components at fixed or defined prices. Suppliers sometimes may increase component prices significantly without advance warning or could discontinue the manufacturing or supply of components used in our products. In addition, third party suppliers may face other challenges in fulfilling their contractual obligations with us which are beyond our control. Although we make efforts to identify and retain second source manufacturers and vendors, we may not always be able to develop alternative sources of supply and services. Even if we are able to identify such alternative sources, we may need to modify our products to render them compatible with other components. This may cause delays in product shipments, increase manufacturing costs and increase product prices.

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

Our patent portfolio includes registered patents and pending patents applications mainly in U.S. encompassing, among others, product applications, system and product architecture and product concepts. We cannot be certain that patents will be issued with respect to any of our pending or future patent applications or that the scope of our existing patents, or any future patents that are issued to us, will provide us with adequate protection for our technology and products. Others may challenge our patents or patent applications as well as our registered trademarks and other intellectual property rights. We do not know whether any of them will be upheld as valid or will be enforceable against alleged infringers. Thus, we do not know whether they will enable us to prevent or hinder the development of competing products or technologies. Moreover, patents provide legal protection only in the countries where they are registered, and the extent of the protection granted by patents varies from country to country.

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

We use third parties’ goods and services from time to time. Although we make efforts to ensure the service quality, we cannot control the actions of such third parties, and therefore we may be subject to claims and risks.

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

We are a company with worldwide operations. In addition to being headquartered in Israel, we derive a certain portion of our sales and future growth from regions such as Latin America, Eastern Europe and Africa, which may be more susceptible to political or economic instability.

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

Our Ordinary Shares began trading on the OTCQX in October 2019, following the delisting of our Ordinary Shares from the Nasdaq Capital Market. Because our Ordinary Shares are no longer listed on a registered national securities exchange, we are subject to certain “blue sky” laws of the various states which impose restrictions on our ability to offer and sell our securities. These “blue sky” laws may make it more difficult for us to raise capital or to issue our Ordinary Shares for equity compensation or other strategic purposes, which could adversely affect our ability to fund our operations or to attract and retain employees. In addition, our Ordinary Shares may be defined as a “penny stock” under Rule 3a51-1 under the Exchange Act. “Penny stocks” are subject to Rule 15g-9, which imposes additional sales practice requirements on broker-dealers that sell low-priced securities to persons other than established customers and institutional accredited investors. For transactions covered by this rule, a broker-dealer must make a special suitability determination for the purchaser and have received the purchaser’s written consent to the transaction prior to sale. Consequently, the rule may affect the ability of broker-dealers to sell our Ordinary Shares and affect the ability of holders to sell their Ordinary Shares in the secondary market. To the extent our share is subject to the penny stock regulations, the market liquidity for the Ordinary Shares will be adversely affected.

We may need additional funds in the future and our share price could be adversely affected by future sales of our Ordinary Shares.

We have experienced an immediate need to raise funds and on December 9, 2020 we entered into a loan agreement, or the Loan Agreement, with Jerry L. Ivy, Jr. Descendants’ Trust, or Ivy, the controlling shareholder of the company. Under the Loan Agreement, as amended, we received from Ivy and another lender a loan in the aggregate amount of $1,600,000. The loan amount and interest thereon may be converted into our Ordinary Shares at a price per share that is substantially lower than the current price per share. We will likely need additional funding and if such funding is obtained by way of issuance of our equity securities, including by way of a rights offering, or if the loan amount is converted into our Ordinary Shares, the market price of our Ordinary Shares could drop. These factors could also make it more difficult to raise additional funds through future offerings of our Ordinary Shares or other securities. Also, if we are unable to obtain additional funds on terms favorable to us, or at all, we may be required to cease or reduce our operating activities.

Our shareholders could experience dilution of their ownership interest by reason of our issuing more shares.

Under Israeli law, shareholders in public companies do not have preemptive rights unless those rights are provided pursuant to a contract. This means that generally our shareholders do not have the legal right to purchase shares in a new issue before they are offered to third parties. However, pursuant to the terms and provisions of the share purchase agreement, or the Share Purchase Agreement, dated December 23, 2019, Ivy has a right to purchase any future equity securities offered by us, except with respect to certain exempt issuances as set forth in the Share Purchase Agreement. As a result, our shareholders could experience dilution of their ownership interest by reason of our raising additional funds through the issuance of Ordinary Shares.

We do not anticipate paying cash dividends in the foreseeable future.

We have never declared or paid cash dividends on our Ordinary Shares, and we do not anticipate paying cash dividends in the foreseeable future. Any return to investors is expected to come, if at all, only from potential increases in the price of our Ordinary Shares. The payment of any dividends by the Company is solely at the discretion of our Board and based on the conditions set forth in the Israeli Companies Law, 1999, or the Companies Law.

Risks Related to Conducting Business in Israel

Provisions of Israeli law may make it easy for our shareholders to demand that we convene a shareholders meeting, and/or allow shareholders to convene a shareholder meeting without the consent of our management, which may disrupt our management’s ability to run our company.

Section 63(b) of the Companies Law may allow any one or more of our shareholders holding at least 5% of our voting rights to demand that we convene an extraordinary shareholders meeting. Also, in the event that we choose not to convene an extraordinary shareholders meeting pursuant to such a request, Sections 64-65 of the Companies Law provide, among others, that such shareholders may independently convene an extraordinary shareholders meeting within three months (or under court’s ruling) and require us to cover the costs, within reason, and as a result thereof, our directors might be required to repay us such costs. If our shareholders decide to exercise these rights in a way inconsistent with our management’s strategic plans, our management’s ability to run our company may be disrupted, and this process may entail significant costs to us.

Security, political and economic instability in the Middle East may harm our business.

We are incorporated under the laws of the State of Israel, and our principal offices and research and development facilities are located in Northern Israel. Accordingly, security, political and economic conditions in the Middle East in general, and in Israel in particular, may directly affect our business. Any armed conflicts, political instability, terrorism, cyberattacks or any other hostilities involving Israel or the interruption or curtailment of trade between Israel and its present trading partners could affect adversely our operations. Ongoing and revived hostilities in the Middle East or other Israeli political or economic factors, could harm our operations and solution development and cause any future sales to decrease.

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

In addition, Israel is experiencing a level of unprecedented political instability. The Israeli government has been in a transitionary phase since December 2018, when the Israeli Parliament, or the Knesset, first resolved to dissolve itself and call for new general elections. Since then, Israel held general elections three times – in April and September of 2019 and in March of 2020. A fourth election took place on March 23, 2021. The Knesset has not passed a budget for the year 2021, and certain government ministries, which may be critical to the operation of our business, are without necessary resources and may not receive sufficient funding moving forward. In the event that the current political stalemate is not resolved during 2021, our ability to conduct our business effectively may be adversely affected.

Finally, many Israeli citizens are obligated to perform several days, and in some cases more, of annual military reserve duty each year until they reach the age of 40 (or older, for reservists who are military officers or who have certain occupations) and, in the event of a military conflict, may be called to active duty. In response to increases in terrorist activity, there have been periods of significant call-ups of military reservists. It is possible that there will be military reserve duty call-ups in the future. Our operations could be disrupted by such call-ups, which may include the call-up of members of our management. Such disruption could materially adversely affect our business, prospects, financial condition and results of operations.

The Israeli government programs in which we currently participate, and the Israeli tax benefits we are currently entitled to, require us to meet several conditions, and they may be terminated or reduced in the future. This could increase our costs and/or our taxes.

We are entitled to certain tax benefits under Israeli government programs, largely as a result of the “Approved Enterprise” status granted to some of our capital investment programs by the Israeli Ministry of Finance, and due to eligibility of tax benefits under the “Preferred Enterprise” routes. These benefits include tax exemption or reduced tax rates. Without such benefits, our taxable income would be taxed at the regular corporate tax rate (23% in 2020). To maintain our eligibility for these tax benefits, we must continue to meet conditions, including making specified investments in property, plant, and equipment and maintaining a certain minimum level of export sales. We cannot assure that we will continue to be eligible for these tax benefits at the same rate or at all. The termination or reduction of these programs and tax benefits could increase our taxes, once we become profitable, and could have a material adverse effect on our business.

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

Our research and development efforts, during the period between 1999 and 2006, were financed in part through royalty-bearing grants that we received from the IIA. As of December 31, 2020, we received a total of approximately $7 million from the IIA. The total amount of grants received as of December 31, 2020, net of royalties paid, was approximately $3.4 million (including accrued interest). With respect to such grants, we are committed to pay the IIA royalties at a rate of 3.5%-3% from our sales, up to the total amount of grants received, linked to the dollar and bearing interest at an annual rate of LIBOR applicable to dollar deposits. Even following full repayment of the IIA grants, we are required to comply with the requirements of the Israeli Encouragement of Industrial Research and Development Law, 5744-1984, and related regulations, or the Research Law. When a company develops know-how, technology or products using IIA grants, the terms of these grants and the Research Law restrict the transfer of such know-how, and the transfer of manufacturing or manufacturing rights of such products, technologies or know-how outside of Israel, without the prior approval of the IIA. Therefore, if aspects of our technologies are deemed to have been developed with IIA funding, the discretionary approval of an IIA committee would be required for any transfer to third parties outside of Israel of IIA-supported know-how or manufacturing or manufacturing rights related to those aspects of such technologies, and may result in payment of increased royalties (both increased royalty rates and increased royalties ceilings) and/or payment of additional amounts to the IIA. We may not receive such approvals. Furthermore, the IIA may impose certain conditions on any arrangement under which it permits us to transfer technology or development out of Israel (including for the purpose of manufacturing). Licensing IIA-supported technologies may, under certain circumstances, be considered a transfer of know-how and therefore may require approval as aforementioned.

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

General Risk Factors

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

We generate a significant portion of our revenues in U.S. Dollars, but we incur some of our expenses in other currencies. Our principal non-U.S. Dollar expenses are for Israeli employees’ salaries, which are in New Israeli Shekels, or NIS. Our subsidiary in Poland, ASEC, that on March 29, 2021, we entered into an agreement to sell, incurs expenses in Polish Zloty and our subsidiary in South Africa, OTI PetroSmart, incurs expenses in South African Rand. To the extent that we and our subsidiaries conduct our business in different currencies, our revenues and expenses and, as a result, our assets and liabilities, are not necessarily accounted for in the same currency. We are therefore exposed to foreign currency exchange rate fluctuations. These fluctuations may negatively affect our results of operations. Our operations could also be adversely affected if we are unable to limit our exposure to currency fluctuations in the future.

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

The Sarbanes-Oxley Act of 2002 imposes certain duties on us and our executives and directors. Our efforts to comply with the requirements of the Sarbanes-Oxley Act, and in particular with Section 404, have resulted in increased general and administrative expenses and a diversion of management time and attention, and we expect these efforts to require the continued commitment of resources. If we fail to maintain the adequacy of our internal controls, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal control over financial reporting. Although our management has determined that we had effective internal control over financial reporting as of December 31, 2020, we may identify material weaknesses or significant deficiencies in our future internal control over financial reporting. In addition, as a smaller reporting company, our internal control over financial reporting is not required to be audited by our independent registered public accounting firm. Failure to maintain effective internal control over financial reporting could result in investigation or sanctions by regulatory authorities and could have a material adverse effect on our operating results, investor confidence in our reported financial information, and the market price of our Ordinary Shares.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

We lease 700 square meters in Yokne’am, Israel, which serves as our headquarters. This lease expires on January 31, 2025 with an option of a 5-year extension which shall begin on February 1, 2025 and ends on January 31, 2030. We also lease 260 square meters in Rosh Pina, Israel, where our research and development functions are located. This lease will expire on August 30, 2023 subject to three one-year options of extension.

We believe that the current space we have is adequate to meet our current and near future needs.

Item 3. Legal Proceedings.

For information with respect to legal proceedings to be disclosed under this Item, see Note 10E to the consolidated financial statements contained in “Item 8. Financial Statements and Supplementary Data” of this Annual Report.

Item 4. Mine Safety Disclosures.

Not Applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our Ordinary Shares are quoted on the OTCQX Market under the symbol “OTIVF”.

Record Holders

Based on a review of the information provided to us by our transfer agent, as of March 25, 2021, there were 21 holders of record of our Ordinary Shares. This number may not be representative of the actual number of beneficial holders of our shares since many of our Ordinary Shares are held of record by brokers or other nominees.

Item 6. Selected Financial Data.

Not applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This discussion and analysis should be read in conjunction with our consolidated financial statements and notes thereto contained in “Item 8. Financial Statements and Supplementary Data” of this Annual Report.

Overview

We are a leading developer of contactless payment solutions, Near Field Communication (NFC) technology based, for the unattended market. We have been a technology leader since 1990, providing systems, devices and services to operators and integrators with solutions and components that are simple to implement.

To date, we have deployed over one million payment solutions to our focused unattended markets: self-service kiosk, micro-markets and vending machines, entertainment and gaming, ATM, Mass Transit Ticketing Validation, and fuel payments.

We operate through regional offices, supporting clients and payment industry partners with its unique contactless payment solutions.

On March 29, 2021, we entered into an agreement, or the Sale Agreement, for the sale of 100% of the issued and outstanding share capital of our wholly owned Polish subsidiary, ASEC S.A., or ASEC, with Vector Software SP. Z O.O., or the Buyer. ASEC is headquartered in Krakow, Poland and has been conducting our Mass Transit Ticketing business in Europe.  The consideration for ASEC is $3,000,000, of which approximately $2,100,000 shall be used to repay Polish banks loans at the closing date, as mentioned in the Sale Agreement, further offset by minor adjustments. The Sale Agreement contains customary representations and warranties, as well as covenants, including an undertaking we provided not to compete with the business of ASEC for a period of five years after the closing and an undertaking to indemnify ASEC and the Buyer for certain damages. Our liability is limited to the purchase price actually paid by the Buyer.

In addition, we engaged an investment bank to explore strategic options and are investing resources in this process.

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

Results of Operations

Discontinued operations. On March 29, 2021, we entered into an agreement, for the sale of 100% of the issued and outstanding share capital of our wholly owned Polish subsidiary, ASEC. ASEC is headquartered in Krakow, Poland and has been conducting our Mass Transit Ticketing business in Europe (which was attributed to our “Retail and Mass Transit Ticketing” segment).

Year ended December 31, 2020, compared to year ended December 31, 2019

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

	Year ended December 31,
	2020	2019
Sales	$11,191	$9,144
Licensing and transaction fees	$1,551	$1,505
Total revenues	$12,742	$10,649

Sales. Sales increased by $2.0 million, or 22%, in 2020 compared to 2019. The increase in 2020 compared to 2019, is mainly attributed to an increase in Retail sales in APAC, the United States and Europe, partially offset by a decrease in sales of Petroleum products in Africa.

Licensing and transaction fees. Licensing and transaction fees include single and periodic payments for distribution rights for our products as well as licensing our intellectual property rights to third parties. Transaction fees are paid by customers based on the volume of transactions processed by systems that contain our products. The increase of $46,000 in 2020, or 3%, compared to 2019, is mainly attributed to an increase in our licensing in Europe.

We have historically derived revenues from different geographical areas. The following table sets forth our revenues, by dollar amount (in thousands) and as a percentage of annual revenues in different geographical areas, during the past two years:

Year ended December 31,	Americas		Europe		Africa		APAC
2020	$4,574	36%	$4,233	33%	$1,520	12%	$2,415	19%
2019	$3,625	34%	$3,863	36%	$2,087	20%	$1,074	10%

Our revenues from sales in the Americas increased by $949,000, or 26%, in 2020 compared to 2019, mainly due to an increase in Retail sales to the United States market. Our revenues from sales in Europe increased by $370,000, or 10%, in 2020 compared to 2019, mainly due to an increase in Retail sales. Our revenues from sales in Africa decreased by $567,000, or 27%, in 2020 compared to 2019, mainly due to a decrease in sales of Petroleum products. Our revenues from sales in APAC increased by $1.3 million, or 125%, in 2020 compared to 2019, mainly due to an increase in Retail sales.

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

The following table sets forth our revenues, by dollar amount (in thousands) and as a percentage of annual revenues by segments, during the past two years:

Year ended December 31,	Retail		Petroleum
2020	$10,174	80%	$2,568	20%
2019	$7,407	70%	$3,242	30%

Revenues in 2020 from Retail segment increased by $2.8 million, or 37%, compared to 2019, mainly attributed to an increase in Retail sales in APAC, the United States and Europe. Revenues in 2020 from the Petroleum segment decreased by $674,000, or 21%, compared to 2019, mainly due to a decrease in Petroleum sales in Africa.

Cost of Revenues and Gross Margin

Our cost of revenues, presented by gross profit and gross margin percentage, for each of the past two years has been as follows (dollar amounts in thousands):

	Year ended December 31,
Cost of revenues	2020	2019
Cost of sales	$7,641	$6,402
Gross profit	$5,101	$4,247
Gross margin percentage	40%	40%

Cost of sales. Cost of sales consists primarily of materials, as well as salaries, fees to subcontractors and related costs of our technical staff that assemble our products. The cost of sales in 2020 compared to 2019 increased by $1.2 million, or 19%, resulted primarily from an increase in sales.

Gross margin. Gross margin in 2020 compared to 2019 remained consistent.

Operating expenses

Our operating expenses for each of the past two years have been as follows (in thousands):

	Year ended December 31,
Operating expenses	2020	2019
Research and development	$3,531	$3,287
Selling and marketing	$3,233	$2,934
General and administrative	$3,028	$3,449
Other income, net	$(11)	$(326)
Total operating expenses	$9,781	$9,344

Research and development. Our research and development expenses consist primarily of the salaries and related expenses of our research and development staff, as well as subcontracting expenses and depreciation of long-lived assets. The increase of $244,000, or 7%, in 2020 compared to 2019, is primarily attributed to an increase in expenses relating to employees.

Selling and marketing. Our selling and marketing expenses consist primarily of salaries and substantially all the expenses of our sales and marketing and offices in the United States, South Africa, Europe and Israel, as well as expenses related to advertising, professional expenses and participation in exhibitions and tradeshows and doubtful accounts expenses. The increase of $299,000, or 10%, in 2020 compared to 2019, is primarily attributed to an increase in employment expenses and provision for doubtful accounts, partially offset by a decrease in exhibition and traveling expenses as a result of the impact of COVID-19.

General and administrative. Our general and administrative expenses consist primarily of salaries and related expenses of our executive management and financial and administrative staff. These expenses also include costs of our professional advisors (such as legal and accounting), office expenses and insurance. The decrease of $421,000, or 12%, in 2020 compared to 2019, is primarily attributed to a decrease in expenses relating to employees.

 Other (income) expenses, net. In 2019, our other (income) expenses, net, consisted mainly of a capital gain from the sale of a building by our South African subsidiary.

Financing expenses, net

Our financing expenses, net, for each of the past two years, have been as follows (in thousands):

	Year ended December 31,
	2020	2019
Financing expenses, net	$370	$353

Financing expenses, net, consist primarily of financing expense related to interest payable on bank loans, bank commissions and foreign exchange differentials, partially offset by financing income related to interest earned on investments in short-term deposits. The increase in financing expenses, net, of $17,000, or 5%, in 2020 compared to 2019 is mainly attributed to transaction expenses related to a convertible short-term loan received from shareholder partially offset by exchange rate differentials.

Income tax benefit, net

Our income tax benefit, net for each of the past two years, have been as follows (in thousands):

	Year ended December 31,
	2020	2019
Income tax benefit, net	$10	$106

The decrease in our tax benefit, net, of $96,000, or 91%, in 2020 compared to 2019 is mainly attributed to income tax benefit due to previous years as recognized by our South African subsidiary in 2019.

Net loss from continuing operations

Our net loss from continuing operations for each of the past two years has been as follows (in thousands):

	Year ended December 31,
	2020	2019
Net loss from continuing operations	$5,040	$5,344

The decrease of net loss from continuing operations of $304,000, or 6%, in 2020 compared to 2019 is primarily due to an increase in our sales and a decrease in general and administrative expenses, partially offset by an increase in our research and development expenses, an increase in selling and marketing expenses, a decrease in other operating income and a decrease in income tax benefit, net, as described above.

Net loss from discontinued operations

On March 29, 2021, we entered into an agreement to sell our Polish subsidiary, ASEC, including its IP relating to the Mass Transit Ticketing activity. In December 2013, we completed the sale of certain assets, certain subsidiaries and IP directly related to our SmartID division. The results from such operations and the cash flows for the reporting periods are presented in the statements of operations and in the statements of cash flow, respectively, as discontinued operations separately from continuing operations.

Our net loss from discontinued operations for each of the past two years has been as follows (in thousands):

	Year ended December 31,
	2020	2019
Net loss from discontinued operations	$1,093	$545

The change in net loss from discontinued operations of $548,000, or 101%, in 2020 compared to 2019 is mainly attributed to a loss from the Mass Transit Ticketing operation in 2020 as a result of the impact of COVID-19, partially offset by expenses in the amount of $482,000 derived from a legal proceeding with Harel, an insurance company, in 2019.

Net loss

Our net loss for each of the past two years has been as follows (in thousands):

	Year ended December 31,
	2020	2019
Net loss	$(6,133)	$(5,889)

The increase of $244,000, or 4%, in net loss in 2020 compared to 2019, is primarily due to an increase in net loss from discontinued operations, partially offset by a decrease in net loss from continuing operations, as described above.

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

Revenue recognition. We generate revenues from our product sales manufactured based on our technology. In addition, we generate revenues from the technology we developed through transaction fee arrangements and licensing agreements. Revenues are also generated from non-recurring engineering, customer services and technical support. Based on Accounting Standards Update, or ASU, 2014-09, Revenue from Contracts with Customer, we recognize revenue when we satisfy a performance obligation by transferring control over a product or service to a customer.

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

We have concluded that the divestiture of the SmartID division, the MediSmart activity and the Mass Transit Ticketing activity qualify as discontinued operations and therefore have been presented as such.

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

Liquidity and Capital Resources

Since inception, our principal sources of liquidity have been revenues, proceeds from sales of equity securities, borrowings from banks, the Israeli government and shareholders, including convertible loans, proceeds from the exercise of options and warrants as well as proceeds from the divestiture of parts of our businesses. We had cash, cash equivalents and short-term investments representing bank deposits of $1,482,000 (of which an amount of $105,000 has been pledged as securities for certain items), excluding cash and cash equivalents held for sale, as of December 31, 2020. The deterioration due to the COVID-19 pandemic in Poland has led to an almost complete stop to our Mass Transit Ticketing sales business, negatively impacting our cash flow since March 2020. On March 29, 2021, we entered into an agreement to sell ASEC, including its Mass Transit Ticketing activity, as mentioned above. Further, in December 2020 and January 2021, we borrowed a loan, in two tranches aggregating $1,600,000, from our controlling shareholder and another shareholder that, if not converted, would mature in May 2021. Based on the projected cash flows and our cash balances as of December 31, 2020, our management is of the opinion that without further fund raising or other increase in our cash, we will not have sufficient resources to enable us to continue our operations for a period of at least the next 12 months. As a result, there is a substantial doubt regarding our ability to continue as a going concern. Our management has taken cost reduction steps, including material reductions in the salaries of our management and employees, and has been working for the past few months on updating our strategy for the coming years in order to realize our potential and resume our growth, and ultimately create shareholder value. We are attempting to raise additional funds and to increase our cash and are considering, among other options, conducting a rights offering. While we believe in our ability to raise additional funds and increase our cash, there can be no assurances to that effect. In addition, we engaged an investment bank to explore strategic options and are investing resources in this process.

In connection with the outbreak of COVID-19, we have taken steps to protect our workforce in Israel, the United States, Poland, South Africa and elsewhere. Such steps include work from home where possible, minimizing face-to-face meetings and utilizing video conferencing as much as possible, social distancing at facilities and eliminating all international travel.

So far, the main direct impact of the COVID-19 pandemic has been a significant decrease in our revenues derived from Mass Transit Ticketing activity in the Polish market. Revenues from such activity, that were relatively stable during the year preceding the COVID-19 outbreak, decreased by approximately $1.3 million in 2020 compared to 2019, mainly due to the lockdown and other restrictions and consequences of the COVID-19 pandemic as started in March 2020. On March 29, 2021, we entered into an agreement to sell ASEC, including its Mass Transit Ticketing activity, as mentioned above. The consideration for ASEC is $3,000,000, of which approximately $2,100,000 shall be used to repay Polish banks loans at the closing date, as mentioned in the Sale Agreement, further offset by minor adjustments.

As part of the Polish regulations and government assistance introduced in relation to the COVID-19 pandemic, the Polish subsidiary received a long-term loan and a consent to postpone the maturity date of a secured bank loan. Both loans have been disposed of through the Mass Transit divestiture.

In addition, recently, as a result of COVID-19, some of our customers have delayed issuance of orders in our pipeline. As a response to the effect of COVID-19, we have taken steps to reduce some costs that are not essential under the current circumstances and during the fourth quarter of 2020 we took additional steps to reduce our cash expenses, including voluntary reduction of salaries to our management and employees.

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

We have seen a higher interest from a growing number of potential customers and partners as they forecasted that the need for our products will grow, yet execution of closing is still slow due to the current business environment.

It is difficult to predict what other impacts the COVID-19 pandemic may have on the Company.

Our and certain of our subsidiaries’ manufacturing facilities and certain equipment have been pledged as security in respect of a loan received from a bank. The Company’s short-term deposits in the amount of $105,000 have been pledged as security in respect of guarantees granted. Such deposits cannot be pledged to others or withdrawn without the consent of the bank.

As of December 31, 2020, we granted a guarantee to the lessor of our headquarters in Israel in amount of $109,000 whose expiration date is May 2024. In addition, as of December 31, 2020, our former Polish subsidiary granted performance guarantees in an aggregate amount of $417,000 related to the Mass Transit Ticketing activity. The expiration dates of those guarantees range from January 2021 to September 2021. Following the agreement to sell ASEC, we will be no longer subject to these guarantees.

For the years ended December 31, 2020 and December 31, 2019, we had a negative cash flow from continuing operations of $1.9 million and $3.0 million, respectively.

On December 9, 2020, we entered into a loan financing agreement, or the Loan Agreement, with Jerry L. Ivy, Jr., Descendants’ Trust, or Ivy, our Controlling Shareholder (as such term is defined under the Companies Law), or the Lender. The Loan Agreement provides that the Lender will extend a loan to us in the amount of up to $1,500,000, payable in two tranches: one of $625,000 at the initial closing that took place on December 17, 2020, and the other of $875,000 at the second closing subject to the terms and conditions of the Loan Agreement that took place on January 28, 2021. We agreed to use the proceeds of the Loan Agreement to fund our operations and working capital while we explore strategic options.

The amount lent under the Loan Agreement is secured pursuant to a debenture, or the Debenture, by a first priority floating charge over all our tangible or intangible assets and other property we own, subject only to certain permitted security interests, as set forth in Loan Agreement, or the Floating Charge.

The amount lent under the Loan Agreement and all accrued interest matures on June 17, 2021, or the Maturity Date, and will be payable in full on the Maturity Date, provided that the maturity date can be extended by six months at the sole option of Ivy. The amount lent bears interest on all outstanding principal at an interest rate of 8.0% per annum, or the Interest; provided, however, that upon an extension of the maturity period beyond the Maturity Date, the Interest will automatically increase, effective as of the Maturity Date, to the rate of 10.0% per annum. Also, in case of an extension of the Maturity Date, the accrued interest for the first six months for which the Loan Amount has been outstanding will be payable by the Company to the Lender at the time of the extension, and the accrued Interest for the extension period will be payable by us on the extended maturity date. In addition, we may repay the amount lent, in whole and not in part, and any accrued Interest thereon, at any time prior to the Maturity Date (as it may be extended), in our sole discretion.

We have obtained shareholders’ approval to the grant of a right to Ivy, pursuant to which, at any time prior to the repayment in full of the amount lent, together with Interest accrued and all other amounts outstanding under the Agreement, or the Secured Amount, Ivy will be entitled, at its sole discretion, to demand to convert, or the Conversion Right, the entire Secured Amount into our Ordinary Shares, at a price per share equal to the lower of (a) $0.20 per share (subject to adjustment in the event of any bonus shares, combinations or splits) and (b) a price per share reflecting a discount to the average closing bid price of an Ordinary Share over the 20 trading days preceding the Initial Closing, or the Benchmark Price ($0.248), as follows: (i) if conversion occurs until March 17, 2021 (no later than three months after the initial closing), the conversion price per share will be $0.1984 (reflects discount of 20% of the Benchmark Price); (ii) if conversion occurs between March 18, 2021, and June 17, 2021 (more than three months but no later than six months after the initial closing), the conversion price per share will be $0.1736 (reflects discount of 30% of the Benchmark Price); (iii) if conversion occurs after June 17, 2021 (more than six months after the initial closing (to the extent extended in accordance with the terms of the Loan Agreement)), the conversion price per share will be $0.124 (reflects discount of 50% of the Benchmark Price); and (iv) if conversion occurs upon an event of default, the conversion price per share will be $0.124 (reflects discount of 50% of the Benchmark Price).

Pursuant to the Loan Agreement, the Conversion Right will become effective only following the approval thereof by the shareholders of the Company in accordance with the requirements of the Companies Law, which approval applies to a controlling shareholder transaction that includes a private offering that may increase the holdings of a controlling shareholder to and above 45% of the share capital of the Company, and will be deemed of no force or effect at any time prior to obtaining such Shareholders’ Approval, if at all. We obtained such shareholders’ approval.

The Agreement includes customary events of default, including, among others, failures to repay any amounts due to the Lender, breaches or defaults under the terms of the Agreement, etc. If an event of default occurs, the Secured Amount shall immediately become due and payable, without the need for any notice by the Lender.

The Loan Agreement was subsequently amended to allow for an additional lender to lend $100,000 under the same terms as Ivy. Accordingly, the aggregate gross amount we received under the Loan Agreement is $1,600,000, out of which $975,000 took place as part of the second closing on January 28, 2021.

Operating activities related to continuing operations

For the year ended December 31, 2020, net cash used in continuing operating activities was $1.9 million primarily due to a $5.0 million net loss from operating activities, a $212,000 decrease in other current liabilities and a $36,000 of deferred tax benefits, net, partially offset by a $1.0 million increase in trade payables, a $989,000 decrease in trade receivables, a $541,000 decrease in inventories, $419,000 of depreciation and amortization, a $115,000 decrease in other receivables and prepaid expenses, a $110,000 change in accrued interest and linkage differences, net, $90,000 of transaction expenses related to convertible short-term loan received from Ivy, a $67,000 non-cash expense due to stock-based compensation issued to employees and others and a $65,000 change in accrued severance pay, net.

For the year ended December 31, 2019, net cash used in continuing operating activities was $3.0 million primarily due to a $5.3 million net loss from operating activities, a $336,000 decrease in other current liabilities, a $326,000 gain on sale of property and equipment and a $36,000 change in accrued interest and linkage differences, net, partially offset by a $1.7 million decrease in trade receivables, a $579,000 decrease in other receivables and prepaid expenses, $441,000 of depreciation and amortization, a $149,000 increase in trade payables, a $125,000 non-cash expense due to stock-based compensation issued to employees and others, a $29,000 decrease in inventories, a $23,000 change in accrued severance pay, net, and a $22,000 of deferred tax expenses, net.

Investing and financing activities related to continuing operations

For the year ended December 31, 2020, net cash provided by continuing investing activities was $1.8 million, mainly due to a $2.2 million net change in short-term investments, partially offset by $407,000 of purchases of property and equipment and intangible assets.

For the year ended December 31, 2019, net cash used in continuing investing activities was $901,000, mainly due to a $1.4 million net change in short-term investments and $634,000 of purchases of property and equipment and intangible assets, partially offset by $1.1 million in proceeds from the sale of an office property in South Africa and $10,000 in proceeds from restricted deposit for employee benefits.

For the year ended December 31, 2020, net cash provided by continuing financing activities was $1.7 million, mainly due to $1.4 million in proceeds from the issuance of Ordinary Shares, net of issuance costs, and a $578,000 convertible short-term loan received from our controlling shareholder, net of transaction costs, partially offset by a $215,000 decrease in short-term bank credit, net, and $7,000 repayment of long-term bank loans.

For the year ended December 31, 2019, net cash provided by continuing financing activities was $3.4 million, mainly due to a $2.5 million increase in short-term bank credit, net, and $981,000 in proceeds from the issuance of Ordinary Shares, net of issuance costs, partially offset by $25,000 repayment of long-term bank loans.

Operating, Investing and financing activities related to discontinued operations

For the year ended December 31, 2020, net cash used in discontinued operating activities was $2.1 million, mainly related to the Mass Transit Ticketing operation, as well as an amount of $482,000 derived from a payment to Harel, an insurance company, due to a legal proceeding.

For the year ended December 31, 2019, net cash used in discontinued operating activities was $1.2 million, mainly related to the dispute with Merwell related to the SmartID division.

For the year ended December 31, 2020, net cash used in discontinued investing activities was $948,000, mainly related to the purchase of property and equipment for the Mass Transit Ticketing activity.

For the year ended December 31, 2019, net cash used in discontinued investing activities was $511,000, mainly related to capitalized internal use software development costs for the Mass Transit Ticketing activity.

For the year ended December 31, 2020, net cash provided by discontinued financing activities was $1.2 million, mainly related to loans received for the Mass Transit Ticketing activity.

For the year ended December 31, 2019, net cash used in discontinued financing activities was $245,000, mainly due to repayment of long-term bank loan used for the Mass Transit Ticketing activity.

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

Interest Rate Risks

We are exposed to market risks resulting from changes in interest rates, primarily in connection with our loan obligations to banks. We do not currently use derivative financial instruments to limit exposure to interest rate risk. As of December 31, 2020, we had long-term loan obligations of $15,000, the vast majority of which are subject to variable interest rates. The carrying values of the loans are equivalent to or approximate their fair market value as they bear interest at approximate market rates.

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

There was a deflation of 0.7% in 2020 in Israel. The annual rate of inflation in Israel was 0.6% in 2019. The NIS revaluated against the U.S. Dollar by approximately 7.0% and 7.8% in 2020 and 2019, respectively.

The functional currency of ASEC, that on March 29, 2021, we entered into an agreement to sell, is the Polish Zloty. A significant amount of this subsidiary’s revenues is earned, and a significant amount of their expenses are incurred, in its functional currency. To the extent that there are fluctuations between the Polish Zloty against the U.S. Dollar, the translation adjustment will be included in our consolidated statements of changes in equity as other comprehensive income or loss and will not impact the consolidated statements of operations.

Government of Israel Support Programs

Until 2005, we participated in programs offered by the IIA that supports research and development activities. From our inception through 2007, we received grants totaling approximately $7.0 million (excluding accrued interest) from the IIA, and as of December 31, 2020, we repaid approximately $5.9 million in respect of refundable projects. Under the terms of these programs, a royalty of 3%-3.5% of the sales of products must be paid to the IIA, beginning with the commencement of sales of products developed with grant funds and ending when the dollar value of the grant (including interest based on annual rate of LIBOR applicable to dollar deposits) is repaid. In 2006, we decided to cease our participation with the IIA.

Royalties payable with respect to grants received under programs approved after January 1, 1999, however, will be subject to interest on the dollar-linked value of the total grants received at an annual rate of LIBOR applicable to dollar deposits. As of December 31, 2020, we have received a total of $3.4 million from the IIA net of royalties paid to it (or accrued for).

Local Manufacturing Obligation

The terms of the Encouragement of Research, Development and Technological Innovation in the Industry Law, 5744-1984 (formerly known as the Law for the Encouragement of Research and Development in Industry 5744-1984), and the regulations, guidelines, rules, procedures and benefit tracks thereunder, collectively, the Innovation Law, also require that the manufacturing of products developed with government grants be performed in Israel unless the IIA has granted special approval. Such approval is not required for the transfer of up to 10% of the manufacturing capacity in the aggregate, in which case a notice must be provided to the IIA and not objected to by the IIA within 30 days of such notice. If the IIA consents to the manufacture of the products outside of Israel, we may be required to pay increased royalties, ranging from 120% to 300% of the amount of the IIA grant, depending on the percentage of foreign manufacture.

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

Know-How Transfer Limitation

The Innovation Law restricts the ability to transfer know-how funded by the IIA outside of Israel. Transfer of IIA funded know-how outside of Israel requires prior approval of the IIA and may be subject to payments to the IIA, calculated according to formulae provided under the Innovation Law. The redemption fee is subject to a cap of six times the total amount of the IIA grants, plus interest accrued thereon (i.e. the total liability to the IIA, including accrued interest, multiplied by six). If we wish to transfer IIA funded know-how, the terms for approval will be determined according to the nature of the transaction and the consideration paid to us in connection with such transfer.

Approval of transfer of IIA funded know-how to another Israeli company may be granted only if the recipient abides by the provisions of the Innovation law and related regulations, including the restrictions on the transfer of know-how and manufacturing rights outside of Israel.

Change of Control

Any non-Israeli citizen, resident or entity that, among other things, (i) becomes a holder of 5% or more of our share capital or voting rights, (ii) is entitled to appoint our directors or our chief executive officer or (iii) serves as one of our directors or as our chief executive officer (including holders of 25% or more of the voting power, equity or the right to nominate directors in such direct holder, if applicable) is required to notify the IIA and undertake to comply with the rules and regulations applicable to the grant programs of the IIA, including the restrictions on transfer described above.

Approval to manufacture products outside of Israel or consent to the transfer of IIA funded know-how, if requested, is within the discretion of the IIA. Furthermore, the IIA may impose certain conditions on any arrangement under which it permits us to transfer IIA funded know-how or manufacturing out of Israel.

The consideration available to our shareholders in a future transaction involving the transfer outside of Israel of know-how developed with IIA funding (such as a merger or similar transaction) may be reduced by any amounts that we are required to pay to the IIA.

Further Updates Relating to the IIA Grants

We have a dispute with the IIA in the amount of approximately NIS 3.6 million ($1.1 million) including accrued interest (while the current debt to the IIA as presented in our financial statements amounts to approximately $180,000) due to a claim of the IIA about miscalculations in the amount of royalties paid by us and the revenues on which we must pay royalties. We have not yet completed our discussions with the IIA and intend to exhaust all options in order to resolve this matter in a favorable manner. We believe that, at the current stage, it is more likely than not that a positive resolution will be applied to this dispute. Accordingly, no additional accrual has been recorded in the financial statements in respect of this matter.

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

The following audited consolidated financial statements are filed as part of this Annual Report on Form 10-K:

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 9A. Controls and Procedures.

Disclosure Controls and Procedures

Our management, including our Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, are responsible for establishing and maintaining our disclosure controls and procedures (within the meaning of Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended, or Exchange Act). These controls and procedures are designed to ensure that information required to be disclosed in the reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information was made known to our management, including our CEO and CFO, by others within the Company, as appropriate to allow timely decisions regarding required disclosure. We evaluated these disclosure controls and procedures under the supervision of our CEO and CFO as of December 31, 2020. Based on that evaluation, our management, including our CEO and CFO, concluded that our disclosure controls and procedures are effective as of such date.

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

Based on our evaluation under the framework in Internal Control—Integrated Framework (2013), our management concluded that our internal control over financial reporting was effective as of December 31, 2020.

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2020, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Our Directors and executive officers, as of the date hereof, together with their ages and business backgrounds are as follows:

Name	Age	Position(s) Held
Sandra B Hardardottir	46	Chairman of the Board of Directors
William C. Anderson III (1)(2)(3)	50	Director
Uri Arazy (1)	63	Director
Leonid Berkovitch (1)(2)(3)(4)	54	Director
Donna Marks (1)(2)(3)(4)	64	Director
Michael Shanahan (1)	66	Director
Yehuda Holtzman	60	Chief Executive Officer
Assaf Cohen	36	Chief Financial Officer

(1)	Independent Director under Nasdaq rules
(2)	Member of Compensation Committee
(3)	Member of Audit Committee
(4)	External director under the Companies Law

Directors

Sandra B. Hardardottir was appointed in May 2020 as a director and as Chairman of our Board. From 1994 to 2001, Ms. Hardardottir was the founder and Managing Director of Premier Recruitment Ltd., a recruitment company specializing in the construction industry, and co-founder of Premier Electrical Ltd., an electrical contractor in the commercial and industrial sectors. From 2003 to 2008, Ms. Hardardottir served initially as a Senior Business Analyst and then was promoted to Senior Executive of a national U.S. management consulting firm. From 2008 to 2012, Ms. Hardardottir held interim roles such as President and Director of Operations of companies that required short term relief to shareholders and leadership teams that faced immediate challenges requiring a shift in strategic focus and rebuilding of core competencies to align with company goals. From 2014 to 2017, Ms. Hardardottir acted as a Senior Business/Executive Analyst for Cogent Analytics, LLC, performing holistic business analysis and providing recommendations to improve performance through organizational structuring, operational efficiencies, and profit engineering. Ms. Hardardottir completed an International Finance Reporting and Controls course and holds an M.B.A. with honors from Durham University Business School in England.

William C. Anderson III has served as a director since 2014. Mr. Anderson is the founder of AmpThink LLC, a wireless solutions company focused on building large, complex, wireless networks employing different technologies, and has been acting as the President of AmpThink LLC since its incorporation in 2011. Prior to AmpThink, Mr. Anderson was co-founder of Genesta, a wireless systems integrator specializing in the design and deployment of warehouse automation systems, where Mr. Anderson from 2000 to 2011 acted as Chief Technology Officer. Mr. Anderson holds a degree in Economics and Philosophy from Boston College and a Master’s degree in Management Science from The State University of New York.

Uri Arazy has served as a director since March 2021. He served in a variety of positions in Intel Corporation between 1984 and 2019. Between 2005 and 2019, Mr. Arazy served as an Investment Director of Intel Capital Israel. In the past five years, Mr. Arazy invested and served on the board of directors of technology startups including WSC Sports Technologies, Interlude, Spotinst, Moovit, Velostrata, Cloudify and Gigaspaces. Mr. Arazy holds a B.A. in Computer Science from Queens College, NY, an M.Sc. in Computer Science from Columbia University, NY, an M.B.A. from Tel Aviv University and Northwestern University and an M.A. in Security and Diplomacy from the Tel Aviv University.

Leonid Berkovitch has served as an External Director since April 2020. Mr. Berkovitch has nearly 30 years of experience in the smart card industry, having worked in leading technology companies in areas including telecom, e-transactions and digital security. From 1996 to 2004, Mr. Berkovitch served as a Senior Vice President Sales EMEA, Marketing & Product lines Director in the Test & Transactions Division of Schlumberger Limited (NYSE: SLB). From 2004 to 2006, Mr. Berkovitch served as a Business Unit Director for Axalto. From 2006 to 2011, Mr. Berkovitch served as a Managing Director Emerging Businesses for Gemalto N.V. Mr. Berkovitch joined Orange Group at the end of 2011 and served as a Vice-President Product Marketing in Viaccess-Orca (an affiliate company of Orange) until 2018. Since 2018, he has been Director IoT, Connected Home at Orange’s Corporate Unit and since the end of 2020, has taken a position of Senior Director; Connectivity at Orange Business Services. Mr. Berkovitch holds a Master of Science degree in Telecommunication Engineering from the State University of Telecommunications of Saint-Petersburg.

Donna Marks has served as a director since 2015, and currently qualifies as an External Director under the Companies Law. Ms. Marks is a Certified Public Accountant with a wide variety of experience serving clients in various industries over her 39 years in the practice of public accounting. Ms. Marks has served as a director, working at the Fuoco Group, LLC, an accounting firm between the years 2011 and 2014, while acting as a consultant for Fuoco Group through 2018. Prior to joining the Fuoco Group, Mrs. Marks was the managing partner of her own firm, Donna Seidenberg, PA and served as a Managing Director at American Express Tax and Business Services (which merged into the international accounting firm of RSM International). Ms. Marks earned a B.A. in Business Administration degree in Accounting (magna cum laude) from the University of South Florida in 1978 and is a member of the Florida Institute of Certified Public Accountants.

Michael Shanahan has served as a director since January 2020. Mr. Shanahan has served as owner and managing partner at Shanahan Law Firm since 2006. From 1988 to 1998, Mr. Shanahan served as an associate and then partner at the Seattle, Washington law firm, Bauer Moynihan & Johnson. From 1998 to 2003, Mr. Shanahan served as Vice President of administration and general counsel for Western Pioneer, Inc., and from 2003 to 2006, as Vice President of administration and general counsel for Blue North Fisheries, Inc., both companies in the fishing industry. In addition, since 1997, Mr. Shanahan has served as an adjunct professor at the Seattle University Law School. Mr. Shanahan holds a J.D. from the Seattle University School of Law and a B.A. from the University of Washington.

Executive Officers

Yehuda Holtzman was appointed as the Company’s Chief Executive Officer effective November 25, 2019. Mr. Holtzman served from 1998 to 2011 as president of MobileAccess Ltd., a cellular technology company he co-founded and sold to Corning in 2011. Following that, Mr. Holtzman co-founded and was the Chief Executive Officer of ExploreGate Ltd., a big data/AI company, and from 2016 until 2018, he was the Chief Executive Officer of Mobilogy Inc., a provider of mobile lifecycle solutions which was acquired in 2018.

Assaf Cohen was appointed as the Company’s Chief Financial Officer effective February 27, 2018 and served also as the Company’s Interim Chief Executive Officer from July 2019 to November 2019. Prior to his appointment, Mr. Cohen served as the Company’s controller and deputy Chief Financial Officer from July 2015 and oversaw the Company’s finance department in this capacity. Prior to joining the Company, Mr. Cohen was a controller at a private company, Samgal Ltd., for a year and a half and prior to that he was a senior accountant at Ernst & Young. Mr. Cohen received a B.A. in economics and accounting from the Haifa University, and he is a Certified Public Accountant in Israel.

Board Practices

Election of Directors; Appointment of Officers

Our Board currently consists of six directors. Our non-External Directors are appointed, removed or replaced by a majority vote of our shareholders present in person or by proxy at a general meeting of our shareholders according to the Companies Law and our Articles of Association.

Once elected at a shareholders’ meeting, our directors, except for External Directors, hold office until the first general meeting of shareholders held at least three years after their election. Incumbent directors may be reelected at that meeting. A director may be elected for consecutive terms unless prohibited by law.

Under the Companies Law, neither the Chief Executive Officer of a public company nor a family member thereof or any person directly or indirectly subordinate to the Chief Executive Officer, may serve as a Chairman of the Board, and vice versa unless authorized by a general meeting of the shareholders according to the required vote pursuant to the Companies Law and then only for a period of time that does not exceed three years.

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

Board Leadership Structure

Mr. Holtzman is our Chief Executive Officer, and Ms. Hardardottir is Chairman of our Board. As Chief Executive Officer of the Company, Mr. Holtzman reports to the Board. None of our independent directors serves as the lead independent director. We believe that this leadership structure is appropriate given the current size and operations of the Company.

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

External Directors

Under the Companies Law, companies incorporated under the laws of the State of Israel whose shares were offered to and are traded by the public, such as us, must appoint at least two External Directors, unless they qualify and choose to adopt the exemption specified in Regulation 5D of the Israeli Companies Regulations (Relief for Public Companies with Shares Listed for Trading on a Stock Market Outside of Israel), 5760-2000, or the Exemption Regulations. We no longer qualify for the Exemption Regulations and therefore on April 16, 2020 our shareholders elected Donna Marks and Leonid Berkovitch as External Directors for a three years term. Based on the information provided to us, both Ms. Marks and Mr. Berkovitch qualify as External Directors under the Companies Law.

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

Under the Companies Law, each of our External Directors must also serve on our Audit Committee and Compensation Committee, unless we qualify and choose to adopt the exemption specified in Regulation 5D of the Exemption Regulations. Ms. Marks and Mr. Berkovitch are both currently members of our Audit Committee and Compensation Committee. Ms. Marks serves as Chairman of our Audit Committee and Mr. Berkovitch serves as Chairman of our Compensation Committee.

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

Alternate Directors

Under our articles of association, each of our directors may appoint, with the agreement of the Board and subject to the provisions of the Companies Law, by written notice to us, any person to serve as an alternate director. Under the Companies Law, neither a currently serving director nor a currently-serving alternate director or any person not eligible under the Companies Law to be appointed as a director may be appointed as an alternate director. An alternate director has all the rights and duties of the director appointing him, unless the appointment of the alternate provides otherwise, and the right to remuneration. The alternate director may not act at any meeting at which the appointing director is present. Unless the time period or scope of the appointment is limited by the appointing director, the appointment is effective for all purposes but expires upon the expiration of the appointing director’s term. Currently, none of our directors has appointed any alternate directors.

Directors’ Service Contracts

None of our directors has any services contracts either with us or with any of our subsidiaries, which provide for benefits upon termination of employment or service.

Board Committees

Our Board has established an Audit Committee and a Compensation Committee.

Audit Committee

The current members of our Audit Committee are William C. Anderson III, Donna Marks and Leonid Berkovitch. Donna Marks serves as the Chairman of the Audit Committee. Our Board has determined that all of the above are independent Audit Committee members within the meaning of Nasdaq and SEC rules. Our Board has also determined that Donna Marks is an “Audit Committee Financial Expert” as defined in Item 407(d)(5)(ii) of Regulation S-K under the Exchange Act and that he has the requisite experience under Nasdaq rules.

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

Our Audit Committee held seven meetings during the fiscal year ended December 31, 2020 (and two written resolutions in lieu of a meeting).

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

Compensation Committee

The current members of our Compensation Committee are William C. Anderson III, Donna Marks and Leonid Berkovitch. Mr. Berkovitch is the Compensation Committee’s Chairman. Our Board has determined that all Compensation Committee members are independent within the meaning of Nasdaq and SEC rules.

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

Subject to the provisions of the Companies Law, compensation of executive officers is generally determined and approved by our Compensation Committee and our Board. Shareholder approval is generally required when (i) approval by our Board and our Compensation Committee is not consistent with our Amended and Restated Executive Officers Compensation Policy, as amended from time to time, or (ii) the compensation is that of our Chief Executive Officer. In special circumstances, our Compensation Committee and Board may approve the compensation of an executive officer (other than a director, a chief executive officer or a controlling shareholder) or approve the compensation policy despite shareholder objection. Additionally, under certain circumstances, our Compensation Committee may exempt an engagement with a nominee for the position of chief executive officer from requiring shareholders’ approval or may otherwise postpone such shareholders’ approval.

A director or executive officer may not be present when the Board discusses or votes upon the terms of his or her compensation, unless the chairman of the Board (as applicable) determines that he or she should be present to present the transaction that is subject to approval. The Chief Executive Officer may not be present during voting or deliberations regarding his or her compensation.

We may from time to time engage the services of external compensation consultants on a case by case basis, though we did not engage any such compensation consultant for the fiscal year ended December 31, 2020.

Our Compensation Committee held four meetings during the fiscal year ended December 31, 2020 (and adopted certain resolutions by way of two unanimous written consents).

Nominating Committee; Director Candidates

We do not have a Nominating Committee or any committees of a similar nature, nor any charter governing the nomination process. Our Board does not believe that such committees are needed for a company our size. Under the Companies Law, our directors are elected by the general meeting of shareholders, with the recommendation of the Board. There is no formal process or policy that governs the manner in which we identify potential candidates for the Board. Historically, however, the Board has considered several factors in evaluating candidates for nomination to the Board, including the candidate’s knowledge of the Company and its business, the candidate’s business experience and credentials, and whether the candidate would represent the interests of all the Company’s shareholders as opposed to a specific group of shareholders. Diversity is not considered material in identifying nominees for directors. We do not have a formal policy with respect to our consideration of Board nominees recommended by our shareholders because we are a small company. A shareholder who desires to recommend a candidate for nomination to the Board should do so by writing to us at Board of Directors, c/o Company Secretary, On Track Innovations Ltd., Hatnufa 5, Yokneam Industrial Zone, Yokneam, Israel.

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

Delinquent Section 16(a) Reports

Based solely upon a review of Forms 3 and 4, and amendments thereto, submitted to the SEC during the fiscal year ended December 31, 2020, we believe that during said year, our executive officers, directors and all persons who own more than ten percent of a registered class of our equity securities complied with all Section 16(a) filing requirements, except form 4 filed by Sandra Hardardottir on May 8, 2020, which was due May 7, 2020.

Item 11. Executive Compensation.

Summary Compensation Table

The following table sets forth the compensation earned during the years ended December 31, 2020 and 2019 by (i) our Chief Executive Officer; (ii) our Chief Financial Officer; (iii) our VP of Hardware Engineering; (iv) our VP, Research and Development and (v) our VP Operations. We refer to the persons listed in (i) and (ii) collectively as the Named Executive Officers, which includes additional officers not required under SEC rules, in accordance with the requirements of Israeli law.

Name and		Salary	Bonus	Stock-based Awards	Non-equity Incentive Plan Compensation	All other Compensation	Total
Principal Position	Year	($)(1)	($)	($)(2)	($)	($)(3)	($)
Yehuda Holtzman	2020	273,844	-	67,612	-	79,811	421,268
Chief Executive Officer (4)	2019	28,194	-	-	-	7,873	36,067

Assaf Cohen	2020	173,155	-	-	-	43,639	216,794
Chief Financial Officer (5)	2019	152,018	-	13,650	28,054	44,799	238,521

Nehemia Itay	2020	169,683	-	1,022	-	42,988	213,693
VP of Hardware Engineering (6)	2019	167,129	-	-	-	44,052	211,182

Amir Eilam	2020	154,042	-	1,022	-	46,306	201,370
VP, Research & Development (7)	2019	150,688	-	-	-	48,213	198,901

Sagi Nataf	2020	112,348	-	1,022	-	38,316	151,687
VP Operations (8)	2019	103,774	-	-	-	39,747	143,521

(1)	Salary payments which were in NIS were translated into U.S. Dollars according to the annual average exchange rate of NIS 3.44 per U.S. Dollar in 2020 and NIS 3.56 per U.S. Dollar in 2019.
(2)	The fair value recognized for the 2020 option awards was determined as of the grant date in accordance with FASB ASC Topic 718 (see Note 12C to our consolidated financial statements included in this Annual Report. The fair value recognized for the 2020 option awards was determined as of the grant date in accordance with FASB ASC Topic 718, based on the following assumptions: expected dividend yield of 0%, expected volatility of 78% to 109%, risk-free interest rate of 0.26% to 1.63% and expected life of 2.44 to 2.50 years.
(3)	This cost reflects social benefits (as required under applicable Israeli law) and car expenses.
(4)	The 2020 “All Other Compensation” of Mr. Holtzman, as shown in the table above, is comprised of $22,920 of car expenses and $56,891 of social benefits. The 2019 “All Other Compensation” of Mr. Holtzman, as shown in the table above, is comprised of $1,788 of car expenses and $6,085 of social benefits.
(5)	The 2020 “All Other Compensation” of Mr. Cohen, as shown in the table above, is comprised of $14,931 of car expenses and $28,708 of social benefits. The 2019 “All Other Compensation” of Mr. Cohen, as shown in the table above, is comprised of $17,169 of car expenses and $27,630 of social benefits.
(6)	The 2020 “All Other Compensation” of Mr. Itay, as shown in the table above, is comprised of $15,745 of car expenses and $27,243 of social benefits. The 2019 “All Other Compensation” of Mr. Itay, as shown in the table above, is comprised of $17,169 of car expenses and $26,883 of social benefits.
(7)	The 2020 “All Other Compensation” of Mr. Eilam, as shown in the table above, is comprised of $14,902 of car expenses and $31,404 of social benefits. The 2019 “All Other Compensation” of Mr. Eilam, as shown in the table above, is comprised of $17,169 of car expenses and $31,044 of social benefits.
(8)

The 2020 “All Other Compensation” of Mr. Nataf, as shown in the table above, is comprised of $13,828 of car expenses and $24,488 of social benefits. The 2019 “All Other Compensation” of Mr. Eilam, as shown in the table above, is comprised of $17,169 of car expenses and $22,578 of social benefits.

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

Executive Officers Compensation Policy

In accordance with the Companies Law, we adopted a Compensation Policy in 2013, which was thereafter amended by our Compensation Committee, approved by our Board and recommended to our shareholders and approved thereby at our annual general meeting held on December 15, 2016. An updated compensation policy was not approved by our shareholders at our meeting on September 27, 2019. However, our Board approved it notwithstanding such shareholders vote.

The Compensation Policy sets rules and guidelines with respect to our compensation strategy for executive officers and directors, and is designed to provide for the retention of, and to attract, highly qualified executives. The Compensation Policy is designed to balance competitive compensation of executive officers with our financial resources, while creating appropriate incentives considering, inter alia, risk management factors arising from our business, executive compensation benchmarks used in the industry, our size (including without limitation, sales volume and number of employees), the nature of our business and our then-current cash flow situation, in order to promote our long-term goals, work plan, policies and the interests of our shareholders.

The Compensation Policy is designed to allow us to create a full compensation package for each of our executive officers based on common principles. With respect to variable compensation components, the Compensation Policy is designed to allow us to consider each executive officer’s contribution in achieving our short-term and long-term strategic goals and in maximizing its profits from a long-term perspective and in accordance with the executive officer’s position.

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

We have the following written agreements and other arrangements concerning compensation with our current executive officers:

Agreement with Yehuda Holtzman. We have an employment agreement with Mr. Holtzman, which provides that Mr. Holtzman will serve as Chief Executive Officer of the Company and our subsidiaries, in consideration of a monthly gross salary (effective December 1, 2019 and as described below NIS 76,000) and other standard benefits. Mr. Holtzman also receives grants of options on an annual basis to promote retention and as an incentive, subject to vesting requirements. The issuance of such options is subject to the discretion and approval of both the Company’s Compensation Committee and the Board. According to the employment agreement, Mr. Holtzman is eligible to receive an annual bonus in an amount up to 10 months’ gross base salary. The employment agreement is for an unlimited duration, provided that each party may terminate it without cause upon serving the other party a written notice of three months, prior to termination. On November 22, 2020, as part of the cost reduction steps taken by our management, our Board of Directors and Compensation Committee approved that effective November 1, 2020, Mr. Holtzman’s monthly gross salary is decreased for a period of one year from NIS 76,000 to NIS 58,520.

Agreement with Assaf Cohen. We have an employment agreement with Mr. Cohen, which provides that Mr. Cohen will serve as Chief Financial Officer of the Company and our subsidiaries, in consideration of a monthly gross salary (effective August 1, 2019 and as described below NIS 45,000; between January 1, 2019 and July 31, 2019 NIS 35,000; between March 1, 2018 and December 31, 2018 NIS 30,000) and other standard benefits. Mr. Cohen also receives grants of options on an annual basis to promote retention and as an incentive, subject to vesting requirements. The issuance of such options is subject to the discretion and approval of both the Company’s Compensation Committee and the Board. According to the employment agreement, Mr. Cohen is eligible to receive an annual bonus in an amount up to 4 months’ gross base salary. The employment agreement is for an unlimited duration, provided that each party may terminate it without cause upon serving the other party a written notice of six months (formerly was three months), prior to termination. Effective August 1, 2019, as approved by our Board and Compensation Committee, and pursuant to the amendment to Mr. Cohen’s employment agreement dated September 30, 2019, Mr. Cohen’s monthly gross salary is NIS 45,000 and the abovementioned written notice for termination is six months. In addition, pursuant to the amendment to Mr. Cohen’s employment agreement, as also approved by the Company’s shareholders, Mr. Cohen received a lump sum bonus, in the amount of NIS 100,000, for his services as the Interim Chief Executive Officer of the Company. On March 17, 2020, our Board and Compensation Committee approved an increase in Mr. Cohen’s 2020 maximum annual bonus from 4 months’ to 6 months’ gross base salary. On November 22, 2020, as part of the cost reduction steps taken by our management, our Board of Directors and Compensation Committee approved that effective November 1, 2020, Mr. Cohen’s monthly gross salary is decreased for a period of one year from NIS 45,000 to NIS 34,650.

Outstanding Equity Awards at Fiscal Year-End

The following table shows options to purchase our Ordinary Shares outstanding on December 31, 2020, held by each of our Named Executive Officers.

Number of Securities Underlying Unexercised
	Option Awards
Name	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable	Option exercise price($)	Option expiration date
Yehuda Holtzman (1)	150,000	300,000	$0.20	04/14/2025
	-	100,000	0.35	04/14/2025

Assaf Cohen (2)	15,000	-	$1.07	11/30/2021
	15,000	-	$1.21	11/28/2022
	13,333	6,667	$0.84	11/27/2023
	33,333	66,667	$0.38	08/13/2024

Nehemia Itay (3)	15,000	-	$1.07	11/30/2021
		10,000	0.28	03/17/2025

Amir Eilam (4)	20,000	-	$1.07	11/30/2021
	-	10,000	$0.28	03/17/2025

Sagi Nataf (5)	10,000	5,000	$0.84	11/27/2023
	-	10,000	$0.28	03/17/2025

(1)	On April 14, 2020, 450,000 options were granted to Mr. Holtzman under the OTI 2001 Stock Option Plan, or the 2001 Plan. The options vest in three equal annual installments, commencing November 25, 2020. On April 14, 2020, 100,000 options were granted to Mr. Holtzman under the 2001 Plan. The options vest in three equal annual installments, commencing January 1, 2021.
(2)	On November 30, 2016, 15,000 options were granted to Mr. Cohen under the 2001 Plan. The options vest in three equal annual installments, commencing November 30, 2017. On November 28, 2017, 15,000 options were granted to Mr. Cohen under the 2001 Plan. The options vest in three equal annual installments, commencing November 28, 2018. On November 27, 2018, 20,000 options were granted to Mr. Cohen under the 2001 Plan. The options vest in three equal annual installments, commencing November 27, 2019. On August 13, 2019, 100,000 options were granted to Mr. Cohen under the 2001 Plan. The options vest in three equal annual installments, commencing August 13, 2020.

(3)	On December 15, 2016, 15,000 options were granted to Mr. Itay under the 2001 Plan. The options vest in three equal annual installments, commencing November 30, 2017. On March 17, 2020, 10,000 options were granted to Mr. Itay under the 2001 Plan. The options vest in three equal annual installments, commencing March 17, 2021.

(4)	On December 15, 2016, 20,000 options were granted to Mr. Eilam under the 2001 Plan. The options vest in three equal annual installments, commencing November 30, 2017. On March 17, 2020, 10,000 options were granted to Mr. Eilam under the 2001 Plan. The options vest in three equal annual installments, commencing March 17, 2021.
(5)	On November 27, 2018, 15,000 options were granted to Mr. Nataf under the Plan. The options vest in three equal annual installments, commencing November 27, 2019. On March 17, 2020, 10,000 options were granted to Mr. Nataf under the 2001 Plan. The options vest in three equal annual installments, commencing March 17, 2021.

Director Compensation for 2020

The following table provides information regarding compensation earned by, awarded or paid to each person for serving as a director who was not a Named Executive Officer during the fiscal year ended December 31, 2020:

Name	Fees Earned or Paid in Cash ($) (1)		Option Awards ($)	Total ($)
Sandra Hardardottir	13,442	(3)	5,097	18,539
William C. Anderson III	24,112		-	24,112
Leonid Berkovitch	19,747	(3)	3,813	23,560
Donna Marks	28,602		-	28,602
Michael Shanahan	19,338	(3)	4,008	23,346
Eran Gilad (2)	12,406		-	12,406
Scott Medford (2)	10,617		-	10,617
Michael Soluri (2)	13,805		-	13,805

(1)	This column represents the sums that our non-executive directors received according to the Israeli regulations as an annual fee as well as for attending Board and Board committee meetings.
(2)	Former director.

(3)

The fair value of each option granted to directors during 2020 was estimated on the date of grant, using the Black-Scholes model and the following assumptions:

•       Expected dividend yield: 0%.

•       Expected volatility: 97%-109%

•       Risk-free interest rate: 0.22%-1.53%

•       Expected life: Years 2.49

1.     Dividend yield of zero percent.

2.     Expected average volatility represents a weighted average standard deviation rate for the price of the Company's ordinary shares on the OTCQX market.

3.     Risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant.

4.     Estimated expected lives are based on historical grants data.

As of December 31, 2020, our directors held options to purchase our Ordinary Shares as follows:

Name	Aggregate number of shares Underlying stock options
Sandra Hardardottir	30,000
William C. Anderson III	30,000
Leonid Berkovitch	30,000
Donna Marks	30,000
Michael Shanahan	30,000

From January 1, 2020, until November 22, 2020, we reimbursed our directors for expenses incurred in connection with attending Board meetings and committee meetings and provided the following compensation for directors: annual compensation of NIS 49,110 (approximately $15,280); meeting participation fees of NIS 3,283 (approximately $1,020) per in-person meeting; meeting participation by telephone of NIS 1,971 (approximately $610) per meeting; and NIS 1,642 (approximately $510) per written resolution.

On November 22, 2020, as part of our management's efforts to reduce costs, four of our board members, Ms. Sandra Bjork Hardardottir, Mr. Leonid Berkovitch, Ms. Donna Seidenberg Marks and Michael Shanahan, volunteered to reduce their compensation by 25%, such that the cash compensation paid to each of these directors effective November 22, 2020, shall be as follows: Annual compensation of NIS 36,833 (approximately $11,500), meeting participation fees of NIS 2,462 (approximately $770) per in-person meeting, meeting participation by telephone fees of NIS 1,478 (approximately $460) per meeting and NIS 1,232 (approximately $380) per written resolution. In addition, on November 22, 2020, our fifth director, William C. Anderson, volunteered to receive no compensation from the Company effective November 22, 2020. Our directors agreed to revisit the voluntary reduction in the directors fees in six months from the time the reduction took place.

Our executive directors do not receive additional separate compensation for their service on the Board or any committee of the Board. During 2020, our non-executive directors were reimbursed for their expenses for each board meeting, and committee meeting attended and in addition received the foregoing compensation with respect to attendance at such meetings. The aggregate amount paid by us to our non-executive directors for their service during 2020 was $142,471.

Under the Companies Law, an External Director is entitled to compensation as provided in regulations adopted under the Companies Law and is otherwise prohibited from receiving any other compensation, directly or indirectly, in connection with services provided as an External Director.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholders Matters.

The following table sets forth certain information, to the best knowledge and belief of the Company, as of March 25, 2021 (unless provided herein otherwise), with respect to holdings of our Ordinary Shares by (1) each person known by us to be the beneficial owner of more than 5% of the total number of shares of our Ordinary Shares outstanding as of such date; (2) each of our current directors; (3) each of our Named Executive Officers; and (4) all of our current directors and executive officers as a group.

Unless otherwise indicated below, all information with respect to the ownership of any of the below shareholders has been furnished by such shareholder and we believe that the persons named in the table have sole voting and sole investment power with respect to all of the shares shown as owned, subject to community property laws, where applicable. The shares owned by our current directors and executive officers include the shares owned by their family members to which such nominees, directors and executive officers disclaim beneficial ownership, as provided for below. If a shareholder has the right to acquire shares by exercising options currently exercisable or exercisable within 60 days of the date of this table, these shares are deemed outstanding for the purpose of computing the percentage owned by the specific shareholder (that is, they are included in both the numerator and the denominator), but they are disregarded for the purpose of computing the percentage owned by any other shareholder.

The information in the table below is based on 53,824,377 Ordinary Shares outstanding as of March 25, 2021 and reflects number of shares owned. Unless otherwise indicated, the address of each of the individuals named below is: c/o On Track Innovations Inc., Hatnufa 5, Yokneam Industrial Zone, Yokneam, Israel, 2069200.

Name of beneficial owner	Position	Number of Ordinary Shares Beneficially Owned	% of Class of Ordinary Shares
William C. Anderson III(1)	Director	2,090,000	3.9%
Leonid Berkovitch(2)	External Director	10,000	*
Sandra Bjork Hardardottir(3)	Director	1,521,203	2.8%
Donna Marks(4)	External Director	20,000	*
Michael Shanahan(5)	Director	10,000	*
Uri Arazy	Director	—	*
Yehuda Holtzman(6)	Chief Executive Officer	183,333	*
Assaf Cohen(7)	Chief Financial Officer	76,666	*
Nehemia Itay(8)	VP Hardware Engineering	18,333	*
Amir Eilam(9)	VP Research & Development	23,333	*
Sagi Nataf(10)	VP Operations	13,333	*
All current directors and executive officers as a group persons)		3,911,202	7.2%
5% Shareholders		3,911,202	7.2%
Jerry L. Ivy, Jr.(11)	Shareholder	24,050,174	38.4%

(*)	Less than 1%

(1)	Includes 2,060,000 Ordinary Shares held by Mr. Anderson and includes options held by Mr. Anderson to purchase 30,000 Ordinary Shares currently exercisable or exercisable within 60 days of this table.

(2)	Consists of options held by Mr. Berkovitch to purchase 10,000 Ordinary Shares currently exercisable or exercisable within 60 days of this table.

(3)	Includes 1,511,203 Ordinary Shares held by Ms. Hardardottir. Such shares are also included in the Ordinary Shares held by Mr. Jerry L. Ivy, Jr., as detailed in footnote 11 below and includes options held by Ms. Hardardottir to purchase 10,000 Ordinary Shares currently exercisable or exercisable within 60 days of this table.

(4)	Consists of options held by Ms. Marks to purchase 20,000 Ordinary Shares currently exercisable or exercisable within 60 days of this table.

(5)	Consists of options held by Mr. Shanahan to purchase 10,000 Ordinary Shares currently exercisable or exercisable within 60 days of this table.

(6)	Consists of options held by Mr. Holtzman to purchase 183,333 Ordinary Shares currently exercisable or exercisable within 60 days of this table.

(7)	Consists of options held by Mr. Cohen to purchase 76,666 Ordinary Shares currently exercisable or exercisable within 60 days of this table.

(8)	Consists of options held by Mr. Itay to purchase 18,333 Ordinary Shares currently exercisable or exercisable within 60 days of this table.

(9)	Consists of options held by Mr. Eilam to purchase 23,333 Ordinary Shares currently exercisable or exercisable within 60 days of this table.

(10)	Consists of options held by Mr. Nataf to purchase 13,333 Ordinary Shares currently exercisable or exercisable within 60 days of this table.

(11)	Information is based solely on Schedule 13D/A filed by Mr. Jerry L. Ivy, Jr. with the SEC on March 17, 2021, and consists of 22,538,971 Ordinary Shares held by Mr. Ivy and 1,511,203 Ordinary Shares held by Ms. Hardardottir. The calculation is based on a total of 62,585,871 Ordinary Shares, par value NIS 0.10 per share, which includes (i) 53,824,377 shares outstanding as of January 22, 2021, as reported by us in our Proxy Statement filed with the Securities and Exchange Commission on January 26, 2021, plus (ii) 8,761,494 shares that would be issued pursuant to the terms of a convertible loan if converted on March 17, 2021.Mr. Ivy’s address is 1003 Lake St. #301, Kirkland, WA 98033.

All of the Named Executive Officers mentioned in the table above and our directors are entitled to acceleration of the vesting of any unvested share options and restricted shares in the event of a change of control of the Company.

The following table summarizes certain information regarding our equity compensation plan as of December 31, 2020:

Plan Category	Number of securities to be issued upon exercise of outstanding options	Weighted- average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plan approved by security holders	1,443,333	$0.54	635,167
Equity compensation plan not approved by security holders	-	-	-
Total	1,443,333	$0.54	635,167

2001 Stock Option Plan

We established our 2001 Plan in February 2001 (as amended and restated on December November 30, 2011), and have amended it several times up to the latest amendment on November 21, 2017. The 2001 Plan provides for the grant of options to our employees, directors, and consultants, and those of our subsidiaries and affiliates until December 31, 2021.

Under the 2001 Plan, as of March 25, 2021, options for 14,371,500 Ordinary Shares had been exercised, and options for 1,982,500 Ordinary Shares are outstanding, including vested options with respect to 705,014 Ordinary Shares. Of the options that are outstanding, as of March 25, 2021, 1,030,000 options are held by our directors and officers and have a weighted average exercise price of $0.32 per share.

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

Other than described above, and except for the Loan Agreement, the Share Purchase Agreement, and the Chairman of the Board, Ms. Hardardottir, and the Director, Mr. Shanahan, who were designated by Ivy pursuant to the Share Purchase Agreement, none of our directors, executive officers or shareholders holding more than 5% of our outstanding Ordinary Shares, or members of any such person’s immediate family, has any relationship with the Company besides serving as directors or executive officers.

Item 14. Principal Accounting Fees and Services.

Independent Registered Public Accounting Firm

The Company has engaged Kesselman and Kesselman, Certified Public Accountants (Isr.), a member firm of PricewaterhouseCoopers International Limited, or PWC Israel, as its principal independent registered public accounting firm for the fiscal year ended December 31, 2020.

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

Principal Accountant Fees and Services

The following fees were billed by PWC Israel and affiliate firms for professional services rendered thereby for the year ended December 31, 2020, and 2019 (in thousands):

	2020	2019
Audit Fees (1)	$155	$155
Audit-Related Fees	$-	-
Tax Fees (2)	$-	$6
All Other Fees (3)	$3	5
Total	$158	$166

(1)	The audit fees for the years ended December 31, 2020 and 2019, are the aggregate fees billed or billable (for the year) for the professional services rendered for the audits of our 2020 and 2019 annual consolidated financial statements, review of consolidated quarterly financial statements of 2020 and 2019, and services that are normally provided in connection with statutory audits of us and our subsidiaries, consents and assistance with review of documents filed with the SEC.
(2)	Tax fees are the aggregate fees billed (in the year) for professional services rendered for tax compliance and tax advice other than in connection with the audit.
(3)	All other fees are fees billed for accounting standard procedure.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

3.1	Amended and Restated Articles of Association (incorporated by reference to the Company’s report on Form 10-Q filed with the SEC on May 12, 2020).

3.2	Memorandum of Association, as amended and restated after the April 14, 2020 amendment (incorporated by reference to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on May 12, 2020).

4.1*	Description of Securities of the Company Registered under Section 12 of the Exchange Act.

10.1	Amended and Restated On Track Innovations Ltd. 2001 Share Option Plan (incorporated by reference to the Company’s proxy statement on Schedule 14A filed with the SEC on October 16, 2017). +

10.2	Form of Indemnification Agreement between the Company and its directors and officers (incorporated by reference to the Company’s proxy statement on Schedule 14A filed with the SEC on March 10, 2020. +

10.3	Asset Purchase Agreement, dated August 14, 2013, by and between the Company and SuperCom Ltd. (incorporated by reference to the Company’s Annual Report on Form 10-K, filed with the SEC on March 31, 2014).

10.4	Personal Employment Agreement, dated November 5, 2019, by and between the Company and Yehuda Holtzman (incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on November 6, 2019). +

10.5	Personal and Special Employment Agreement dated February 27, 2018, by and between the Company and Assaf Cohen (incorporated by reference to the Company’s Annual Report on Form 10-K, filed with the SEC on March 29, 2018). +

10.6	Amendment to Personal Employment Agreement, dated September 30, 2019, by and between the Company and Assaf Cohen (incorporated by reference to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on November 13, 2019). +

10.7	Amended and Restated Executive Compensation Policy (incorporated by reference to the Company’s proxy statement on Schedule 14A filed with the SEC on August 23, 2019). +

10.8	Share Purchase Agreement dated December 23, 2019 by and among the Company, Jerry L. Ivy, Jr. Descendants’ Trust and certain other investors (incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on December 26, 2019).

10.9	Loan Financing Agreement dated December 9, 2020 by and between the Company and Jerry L. Ivy, Jr., Descendants’ Trust (incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on December 15, 2020).

10.10

Debenture – Floating Charge dated December 9, 2020 by and among the Company, Jerry L. Ivy, Jr., Descendants’ Trust and other lenders (incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on December 15, 2020).

10.11*	Agreement for the Sale of Shares in ASEC S.A. dated March 29, 2021, by and among Vector Software SP. Z.O.O., the Company and ASEC S.A.

21.1*	List of Subsidiaries of the Company.

23.1*	Consent of Independent Registered Public Accounting Firm.

31.1*	Certification pursuant to Rule 13a-14(a)/15d-14(a) of Yehuda Holtzman.

31.2*	Certification pursuant to Rule 13a-14(a)/15d-14(a) of Assaf Cohen.

32.1**	Certification pursuant to 18 U.S.C. Section 1350 of Yehuda Holtzman.

32.2**	Certification pursuant to 18 U.S.C. Section 1350 of Assaf Cohen.

101*	The following materials from our Annual Report on Form 10-K for the year ended December 31, 2020 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Loss, (iv) the Consolidated Statements of Changes in Equity, (v) the Consolidated Statements of Cash Flows, and (vi) the Notes to the Consolidated Financial Statements, tagged as blocks of text and in detail.

*	Filed herewith.

**	Furnished herewith.

+	Management contract or compensation plan.

Item 16. Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

On Track Innovations Ltd.

Dated: March 31, 2021	By:	/s/ Yehuda Holtzman
Yehuda Holtzman
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Yehuda Holtzman	Chief Executive Officer (principal executive officer)	March 31, 2021
Yehuda Holtzman

/s/ Assaf Cohen	Chief Financial Officer (principal financial	March 31, 2021
Assaf Cohen	officer and principal accounting officer)

/s/ Sandra B Hardardottir	Chairman of the Board of Directors	March 31, 2021
Sandra B Hardardottir

Director
William C. Anderson

/s/ Uri Arazy	Director	March 31, 2021
Uri Arazy

/s/ Leonid Berkovitch	Director	March 31, 2021
Leonid Berkovitch

/s/ Donna Marks	Director	March 31, 2021
Donna Marks

/s/ Michael Shanahan	Director	March 31, 2021
Michael Shanahan

On Track Innovations Ltd.

and its Subsidiaries

Consolidated Financial Statements

as of December 31, 2020

On Track Innovations Ltd.

and its Subsidiaries

Consolidated Financial Statements as of December 31, 2020

Report of Independent Registered Public Accounting Firm

To the shareholders and the board of directors of

On Track Innovations Ltd.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of On Track Innovations Ltd. and its subsidiaries (the “Company”) as of December 31, 2020 and 2019, and the related consolidated statements of operations, comprehensive loss, changes in equity and cash flows for each of the years then ended, including the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the years then ended in conformity with accounting principles generally accepted in the United States of America.

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2(A) to the consolidated financial statements, the Company has suffered recurring losses from operations and cash outflows from operating activities. Management's plans in regard to these matters are also described in Note 2(A). The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits of these consolidated financial statements in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

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

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that (i) related to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. We determined there are no critical audit matters.

Haifa, Israel	/s/ Kesselman & Kesselman
March 31, 2021	Certified Public Accountants (Isr.)
A member firm of PricewaterhouseCoopers International Limited

We have served as the Company’s auditor since 2019.

On Track Innovations Ltd.

and its Subsidiaries

Consolidated Balance Sheets

US dollars in thousands

	December 31
	2020	(*) 2019
Assets

Current assets
Cash and cash equivalents	$1,377	$1,540
Short-term investments	105	2,305
Trade receivables (net of allowance for doubtful accounts of $620 and $570 as of December 31, 2020 and December 31, 2019, respectively)	1,148	2,134
Other receivables and prepaid expenses	695	811
Inventories	2,479	3,020
Assets from discontinued operations - held for sale	6,358	2,622
Total current assets	12,162	12,432

Non-current assets
Long term restricted deposit for employee benefits	511	477
Severance pay deposits	411	383
Property, plant and equipment, net	752	747
Intangible assets, net	247	250
Right-of-use assets due to operating leases	2,903	1,413
Assets from discontinued operations - held for sale	-	4,151
Total non-current assets	4,824	7,421

Total Assets	$16,986	$19,853

(*)	Reclassified to conform with the current period presentation, see Note 1B(2).

The accompanying notes are an integral part of these consolidated financial statements.

On Track Innovations Ltd.

and its Subsidiaries

Consolidated Balance Sheets

US dollars in thousands except share data

	December 31
	2020	(*) 2019
Liabilities and Equity

Current Liabilities
Short-term bank credit and current maturities of long-term bank loans	$542	$458
Convertible short-term loan from a controlling shareholder	625	-
Trade payables	1,667	621
Other current liabilities	2,283	2,605
Liabilities from discontinued operations - held for sale	5,829	5,974
Total current liabilities	10,946	9,658

Long-Term Liabilities
Long-term loans, net of current maturities	14	22
Long-term liabilities due to operating leases, net of current maturities	2,343	937
Accrued severance pay	977	884
Deferred tax liability	-	16
Liabilities from discontinued operations - held for sale	-	946
Total long-term liabilities	3,334	2,805

Total Liabilities	14,280	12,463

Commitments and Contingencies

Equity
Shareholders’ Equity
Ordinary shares of NIS 0.1 par value: Authorized – 100,000,000 and 50,000,000 shares as of December 31, 2020 and 2019, respectively; issued: 55,003,076 and 47,963,076 shares as of December 31, 2020 and 2019, respectively; outstanding: 53,824,377 and 46,784,377 shares as of December 31, 2020 and 2019, respectively	1,423	1,226
Additional paid-in capital	227,209	225,970
Treasury shares at cost - 1,178,699 shares as of December 31, 2020 and 2019	(2,000)	(2,000)
Accumulated other comprehensive loss	(961)	(974)
Accumulated deficit	(222,965)	(216,832)
Total Equity	2,706	7,390

Total Liabilities and Equity	$16,986	$19,853

(*)	Reclassified to conform with the current period presentation, see Note 1B(2).

The accompanying notes are an integral part of these consolidated financial statements.

On Track Innovations Ltd.

and its Subsidiaries

Consolidated Statements of Operations

US dollars in thousands except share and per share data

	Year ended December 31
	2020	(*) 2019
Revenues
Sales	$11,191	$9,144
Licensing and transaction fees	1,551	1,505

Total revenues	12,742	10,649

Cost of revenues
Cost of sales	7,641	6,402
Total cost of revenues	7,641	6,402

Gross profit	5,101	4,247
Operating expenses
Research and development	3,531	3,287
Selling and marketing	3,233	2,934
General and administrative	3,028	3,449
Other income, net	(11)	(326)

Total operating expenses	9,781	9,344

Operating loss from continuing operations	(4,680)	(5,097)
Financial expenses, net	(370)	(353)

Loss from continuing operations before taxes on income	(5,050)	(5,450)

Income tax benefit, net	10	106

Net loss from continuing operations	(5,040)	(5,344)
Net loss from discontinued operations	(1,093)	(545)

Net loss	$(6,133)	$(5,889)

Basic and diluted net loss attributable to shareholders per ordinary share
From continuing operations	$(0.10)	$(0.13)
From discontinued operations	$(0.02)	$(0.01)
	$(0.12)	$(0.14)
Weighted average number of ordinary shares used in computing basic and diluted net loss per ordinary share	52,046,016	41,385,856

(*)	Reclassified to conform with the current period presentation, see Note 1B(2).

The accompanying notes are an integral part of these consolidated financial statements.

On Track Innovations Ltd.

and its Subsidiaries

Consolidated Statements of Comprehensive Loss

US dollars in thousands

	Year ended December 31
	2020	(*) 2019
Total comprehensive loss:
Net loss	$(6,133)	$(5,889)
Exchange differences on translation of foreign continuing operations	(1)	(29)
Exchange differences on translation of foreign discontinued operations	14	11

Total comprehensive loss	$(6,120)	$(5,907)

(*)	Reclassified to conform with the current period presentation, see Note 1B(2).

The accompanying notes are an integral part of these consolidated financial statements.

On Track Innovations Ltd.

and its Subsidiaries

Consolidated Statements of Changes in Equity

US dollars in thousands, except share data

					Accumulated
	Number of		Additional		other
	Shares	Share	paid-in	Treasury	comprehensive	Accumulated	Total
	issued	capital	capital	Shares	(loss) income	deficit	equity
Changes during the year ended December 31, 2019:
Issuance of shares, net of issuance costs of $111	(*)5,460,000	157	824	-	-	-	981
Stock-based compensation	(**)30,000	1	124	-	-	-	125
Exchange differences on translation of foreign operations	-	-	-	-	(18)	-	(18)
Net loss	-	-	-	-	-	(5,889)	(5,889)

Balance as of December 31, 2019	47,963,076	$1,226	$225,970	$(2,000)	$(974)	$(216,832)	$7,390

Changes during the year ended December 31, 2020:
Issuance of shares, net of issuance costs of $39	(*)7,040,000	197	1,172	-	-	-	1,369
Stock-based compensation	-	-	67	-	-	-	67
Exchange differences on translation of foreign operations	-	-	-	-	13	-	13
Net loss	-	-	-	-	-	(6,133)	(6,133)

Balance as of December 31, 2020	55,003,076	$1,423	$227,209	$(2,000)	$(961)	$(222,965)	$2,706

(*)	See Note 12A.

(**)	See Note 12B.

The accompanying notes are an integral part of these consolidated financial statements.

On Track Innovations Ltd.

and its Subsidiaries

Consolidated Statements of Cash Flows

US dollars in thousands

	Year ended December 31
	2020	(*) 2019
Cash flows from continuing operating activities
Net loss from continuing operations	$(5,040)	$(5,344)
Adjustments required to reconcile net loss to net cash used in continuing operating activities:
Stock-based compensation related to options and shares issued to employees and others	67	125
Gain on sale of property and equipment	-	(326)
Accrued interest, linkage differences, net	110	(36)
Transaction expenses related to convertible short-term loan received from a controlling shareholder	90	-
Depreciation and amortization	419	441
Deferred tax (benefits) expenses, net	(36)	22

Changes in operating assets and liabilities:
Change in accrued severance pay, net	65	23
Decrease in trade receivables, net	989	1,678
Decrease in other receivables and prepaid expenses	115	579
Decrease in inventories	541	29
Increase in trade payables	1,027	149
Decrease in other current liabilities	(212)	(336)
Net cash used in continuing operating activities	(1,865)	(2,996)

Cash flows from continuing investing activities
Purchase of property and equipment and intangible assets	(407)	(634)
Proceeds from sale of property, plant and equipment	-	1,092
Change in short-term investments, net	2,216	(1,369)
Proceeds from restricted deposit for employee benefits	-	10
Net cash provided by (used in) continuing investing activities	1,809	(901)

Cash flows from continuing financing activities
(Decrease) Increase in short-term bank credit, net	(215)	2,450
Convertible short-term loan received from a controlling shareholder, net of transaction expenses	578	-
Repayment of long-term bank loans	(7)	(25)
Proceeds from issuance of shares, net of issuance costs	1,369	981

Net cash provided by continuing financing activities	1,725	3,406

Cash flows from discontinued operations
Net cash used in discontinued operating activities	(2,065)	(1,213)
Net cash used in discontinued investing activities	(948)	(511)
Net cash provided by (used in) discontinued financing activities	1,204	(245)

Total net cash used in discontinued operations	(1,809)	(1,969)

Effect of exchange rate changes on cash and cash equivalents	(9)	3

Decrease in cash, cash equivalents and restricted cash	(149)	(2,457)
Cash, cash equivalents and restricted cash - beginning of the year (**)	2,648	5,105

Cash, cash equivalents and restricted cash at the end of the year (**)	$2,499	$2,648

(*)	Reclassified to conform with the current period presentation, see Note 1B(2).

(**)	Including cash and cash equivalents from discontinued operations held for sale. See also Note 15.

The accompanying notes are an integral part of these consolidated financial statements.

On Track Innovations Ltd.

and its Subsidiaries

Consolidated Statements of Cash Flows (cont’d)

US dollars in thousands

	Year ended December 31
	2020	2019
Supplementary cash flows information:
Cash paid during the period for:
Interest paid (*)	$83	$78
Income taxes paid (**)	$41	$150
Income taxes refund received	$83	$-

(*)	Including interest paid as used in discontinued operations in amount of $10 and $5 for the years ended December 31, 2020 and 2019, respectively
(**)	Including income taxes paid as used in discontinued operations in amount of $41 and $91 for the years ended December 31, 2020 and 2019, respectively

Supplemental disclosures of non-cash flow information
Payables due to transaction expenses related to convertible short-term loan received from a controlling shareholder	$43		$-
Payables due to purchase of property and equipment and intangible assets	$14		$-
Payables due to purchase of property and equipment and intangible assets from discontinued operations - held for sale	$-	$	(*)73

(*)	Derives from discontinued operations

The accompanying notes are an integral part of these consolidated financial statements.

On Track Innovations Ltd.

and Subsidiaries

Notes to the Consolidated Financial Statements

US dollars, NIS and Euro in thousands, except share and per share data

Note 1 – General

A.	Introduction

On Track Innovations Ltd. (the “Company”) was founded in 1990, in Israel. The Company and its subsidiaries (together, the “Group”) are principally engaged in the field of design and development of cashless payment solutions.

The Company’s ordinary shares are listed for trading on the OTCQX market (formerly listed on the Nasdaq Capital Market until October 31, 2019).

At December 31, 2020, the Company operates in two operating segments: (a) Retail, and (b) Petroleum (see Note 16). Subsequent to the balance sheet date, the Company signed an agreement for the sale of its Mass Transit Ticketing operation (see Note 1B(2)). The Company has determined that the sale of the Mass Transit Ticketing business qualifies as held for sale and as a discontinued operation as of December 31, 2020. Accordingly, the results and the cash flows of this operation for all reporting periods are presented in the statements of operations and in the statements of cash flows, respectively, as discontinued operations separately from continuing operations.

As to the Company’s major customers, see Note 17.

Certain definitions

$ - United States Dollars

NIS - New Israeli Shekel

B.	Divestiture of operations

1.	In December 2013, the Company completed the sale of certain assets, subsidiaries and intellectual property (“IP”) relating to its Smart ID division, for a total price of $10,000 in cash and an additional $12,500 subject to performance-based milestones. Accordingly, the results and the cash flows of this operation for all reporting periods are presented in the statements of operations and in the statements of cash flows, respectively, as discontinued operations separately from continuing operations.

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

As mentioned in Note 2U, the Company records the earn-out payments only when the consideration is determined to be realizable. The Company did not record or receive any contingent consideration during the years ended December 31, 2020 and 2019.

On Track Innovations Ltd.

and Subsidiaries

Notes to the Consolidated Financial Statements

US dollars, NIS and Euro in thousands, except share and per share data

Note 1 – General (cont’d)

B.	Divestiture of operations (cont’d)

2.

On March 29, 2021 the Company entered into an agreement, or the Sale Agreement, for the sale of 100% of the issued and outstanding share capital of its wholly owned Polish subsidiary, ASEC S.A., or ASEC, with Vector Software SP. Z O.O., or the Buyer. ASEC is headquartered in Krakow, Poland, and has been conducting the Company’s Mass Transit Ticketing business in Europe. The consideration for ASEC is $3,000, of which approximately $2,100 shall be used to repay Polish banks loans at the closing date, as mentioned in the Sale Agreement, offset by minor adjustments. The Sale Agreement contains customary representations and warranties, as well as covenants, including an undertaking the Company provided not to compete with the business of ASEC for a period of five years after the closing and an undertaking to indemnify ASEC and the Buyer for certain damages. The Company’s liability is limited to the purchase price actually paid by the Buyer. The Company has determined that the sale of the Mass Transit Ticketing business qualifies as held for sale and as a discontinued operation as of December 31, 2020. Accordingly, the results and the cash flows of this operation for all reporting periods are presented in the statements of operations and in the statements of cash flows, respectively, as discontinued operations separately from continuing operations. In addition, assets and liabilities of the Polish subsidiary and assets and liabilities related to the Mass Transit Ticketing operation that have not yet been actually sold as of December 31, 2020, are presented as assets and liabilities held for sale in the balance sheets as of December 31, 2020 and 2019.

Note 2 – Significant Accounting Policies

The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

The significant accounting policies followed in the preparation of the financial statements, applied on a consistent basis, are as follows:

A.	Liquidity and Capital Resources

The Company has had recurring losses and currently has an accumulated deficit as of December 31, 2020 of $222,965. The Company also has a payable balance on its short-term liabilities that is due within the next 12 months, of $1,167, of which an amount of $625 reflects a convertible short-term loan from a controlling shareholder. This amount does not include short-term loans held for sale. In January 2021, subsequent to the balance sheet date, the Company received an additional convertible short-term loan from two shareholders in a total amount of $975, as mentioned in Note 20.

Since inception, the Company’s principal sources of liquidity have been revenues, proceeds from sales of equity securities (regarding to the issuance of shares during the reporting period, see Note 12), borrowings from banks, government and shareholders, including convertible loans, proceeds from the exercise of options and warrants as well as proceeds from the divestiture of parts of the Company’s businesses. The Company had cash, cash equivalents and short-term investments representing bank deposits of $1,482 (of which an amount of $105 has been pledged as security for certain items), excluding cash and cash equivalents held for sale, as of December 31, 2020. The recent deterioration in the Corona Virus (COVID-19) (“COVID-19”) pandemic situation in Poland has led to an almost complete stop to the Company’s Mass Transit Ticketing sales business, negatively impacting the Company’s cash flow since March 2020. On March 29, 2021, the Company entered into an agreement to sell ASEC, including its Mass Transit Ticketing activity - see Note 1B(2). Further, in December 2020 and January 2021, the Company borrowed a loan, in two tranches aggregating $1,600, from its controlling shareholder and another shareholder that, if not converted, would mature in May 2021. Based on the projected cash flows and the Company’s cash balances as of December 31, 2020, the

Company’s management is of the opinion that without further fund raising or other increase in its cash, the Company will not have sufficient resources to enable it to continue its operations for a period of at least the next 12 months. As a result, there is a substantial doubt regarding the Company’s ability to continue as a going concern. The Company’s management has taken cost reduction steps, including material reductions in the salaries of its management and employees, and has been working for the past few months on updating the Company’s strategy for the coming years in order to realize its potential and resume its growth, and ultimately create shareholder value. The Company is attempting to raise additional funds and to increase its cash. While the Company’s management believes in its ability to raise additional funds and increase its cash, there can be no assurances to that effect. In addition, the Company engaged an investment bank to explore strategic options and is investing resources in this process. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets and the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

On Track Innovations Ltd.

and Subsidiaries

Notes to the Consolidated Financial Statements

US dollars, NIS and Euro in thousands, except share and per share data

Note 2 – Significant Accounting Policies (cont’d)

A.	Liquidity and Capital Resources (cont’d)

In connection with the outbreak of COVID-19, the Company has taken steps to protect its workforce in Israel, the United States, Poland, South Africa and elsewhere. Such steps include work from home where possible, minimizing face-to-face meetings and utilizing video conference as much as possible, social distancing at facilities and elimination of all international travel. The Company continues to comply with all local health directives.

So far, the main direct impact of the COVID-19 pandemic has been a decrease in the Company’s revenues derived from Mass Transit Ticketing activity in the Polish market. The revenues from this operation, that were relatively stable during the year preceding the COVID-19 outbreak, decreased by approximately $1,300 in 2020 compared to 2019, mainly due to the lockdown and other restrictions and consequences of the COVID-19 as started in March 2020. On March 29, 2021, the Company entered into an agreement to sell ASEC, including its Mass Transit Ticketing activity, as mentioned above. The consideration for ASEC is $3,000 of which approximately $2,100 shall be used to repay Polish banks loans at the closing date, as mentioned in the Sale Agreement, offset by minor adjustments. The results and the cash flows of the Mass Transit Ticketing operation for all reporting periods are presented in the statements of operations and in the statements of cash flows, respectively, as discontinued operations separately from continuing operations. As part of the Polish regulations and government assistance introduced in relation to the COVID-19, the Polish subsidiary received a long-term loan and a consent to postpone the maturity date of a secured bank loan. Both loans are presented as held for sale in the balance sheets (see Note 15) and have been disposed of through the Mass Transit Ticketing divestiture.

In addition, recently, as a result of COVID-19, some of the Company’s customers have delayed issuance of orders in the Company’s pipeline. As a response to this effect, the Company has taken steps to reduce some costs that are not essential under the current circumstances and during the fourth quarter of 2020 the Company took additional steps to reduce its cash expenses, including voluntary reduction of salaries to its management and employees.

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

Note 2 – Significant Accounting Policies (cont’d)

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

The preparation of the consolidated financial statements requires management of the Company to make a number of estimates and assumptions relating to the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the year. Such estimates include the valuation of useful lives of long-lived assets, revenue recognition, discontinued operations, valuation of accounts receivable and allowance for doubtful accounts, valuation of inventories, legal contingencies, the assumptions whether renewal options of lease period of buildings will be exercised in the future, the assumptions used in the calculation of stock-based compensation, income taxes and other contingencies. Estimates and assumptions are periodically reviewed by management and the effects of any material revisions are reflected in the period that they are determined to be necessary. Actual results, however, may vary from these estimates.

On Track Innovations Ltd.

and Subsidiaries

Notes to the Consolidated Financial Statements

US dollars, NIS and Euro in thousands, except share and per share data

Note 2 – Significant Accounting Policies (cont’d)

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

G.	Short-term investments

Short-term investments consist of:

(1)	Bank deposits whose maturities are longer than three months from the date of purchase, but not longer than one year from the balance sheet date.

(2)	Bank deposits whose maturities are less than three months from the date of purchase, but are intended to be held as bank deposits for more than three months.

(3)	Restricted bank deposits whose maturities are not longer than one year from the balance sheet date (for further details, see Note 10C).

H.	Inventories

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

On Track Innovations Ltd.

and Subsidiaries

Notes to the Consolidated Financial Statements

US dollars, NIS and Euro in thousands, except share and per share data

Note 2 – Significant Accounting Policies (cont’d)

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

In May 2014, the Financial Accounting Standards Board (“FASB”) issued ASC Topic 606, Revenue from Contracts with Customers (“Topic 606”). The standard provides companies with a single model for use in accounting for revenue arising from contracts with customers and supersedes previous revenue recognition guidance, including industry-specific revenue guidance. The Company has adopted Topic 606 commencing from January 1, 2018.

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

On Track Innovations Ltd.

and Subsidiaries

Notes to the Consolidated Financial Statements

US dollars, NIS and Euro in thousands, except share and per share data

Note 2 – Significant Accounting Policies (cont’d)

K.	Revenue recognition (cont’d)

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

The Company recognizes revenue when it satisfies a performance obligation by transferring control over a product or service to a customer. For an analysis of the performance obligations and the timing of revenue recognition, for each type of the contract, see also Note 11.

In addition, when the Company has an unconditional right to receive proceeds before the performance obligation was fulfilled, it is required to record receivables against contract liabilities.

L.	Research, development costs and intangible assets

Research and development costs, which consist mainly of labor costs, materials and subcontractors, are charged to operations as incurred.

In accordance with ASC Topic 350-40, “Internal Use Software”, the subsidiary in Poland capitalizes certain internal use software development costs associated with creating and enhancing internally developed software related to its operations. Software development activities generally consist of three stages (i) the research and planning stage, (ii) the application and development stage, and (iii) the post-implementation stage. Costs incurred in the research and planning stage and in the post-implementation stage are expensed as incurred. Costs incurred in the application and infrastructure development stage are capitalized. These costs include personnel and related employee benefits expenses for employees who are directly associated with the software development. These capitalized costs are amortized on a straight-line basis over the estimated useful life of 5 years upon initial release of the software. The capitalized internal use software development costs, net of accumulated amortization, are $370 and $483 as of December 31, 2020 and 2019, respectively, and presented as held for sale. Amortization expenses derive from the capitalized internal use software development costs are presented within discontinued operations in the consolidated statements of operations for all reporting periods in those financial statements.

On Track Innovations Ltd.

and Subsidiaries

Notes to the Consolidated Financial Statements

US dollars, NIS and Euro in thousands, except share and per share data

Note 2 – Significant Accounting Policies (cont’d)

L.	Research, development costs and intangible assets (cont’d)

According to ASC Topic 350, “Intangibles - Goodwill and Other,” software that is part of a product or process to be sold to a customer shall be accounted for under ASC Subtopic 985-20. The Company’s products contain embedded software which is an integral part of these products because it allows the various components of the products to communicate with each other and the products are clearly unable to function without this coding. The costs of product certification are capitalized once technological feasibility is determined. The Company determines that technological feasibility for its products is reached after all high-risk development issues have been resolved. Once the products are available for general release to the Company’s customers, the Company ceases capitalizing the product certification costs and all additional costs, if any, are expensed. The capitalized product certification costs are amortized on a product-by-product basis using straight-line amortization, over a period of 3 years. The amortization begins when the products are available for general release to the Company’s customers. As of December 31, 2020, the capitalized certification costs, net of accumulated amortization, are $247 (as of December 31, 2019 - $250).

Amortization expenses amounted to $180 and $202 for the years ended December 31, 2020 and 2019, respectively. The amortization is presented within research and development in the consolidated statements of operations.

M.	Stock-based compensation

The Company measures and recognizes compensation expense for all stock-based payment awards made to employees and directors based on estimated grant date fair values. The estimated fair value of awards is charged to income on a straight-line basis over the requisite service period, which is generally the vesting period.

ASC Topic 718, Compensation – Stock Compensation (“ASC Topic 718”), requires estimating the fair value of stock-based payments awards on the date of the grant using an option pricing model. The Company uses the Black-Scholes option pricing model.

The Company estimates forfeitures based on historical experience.

The Company elected to recognize compensation cost for awards with only service conditions that have a graded vesting schedule using the straight-line method.

N.	Basic and diluted net loss per share

Basic and diluted net loss per ordinary share is computed based on the weighted average number of ordinary shares outstanding during each year. Shares issuable for little or no cash consideration, are considered outstanding ordinary shares and included in the computation of basic net loss per ordinary share as of the date that all necessary conditions have been satisfied. In years that discontinued operations are presented, the Company uses income from continuing operations (attributable to the parent entity) as the benchmark to determine whether potential common shares are dilutive or antidilutive. Therefore, when the Company records a loss from continuing operations and the issuance of option shares would be anti-dilutive due to the loss, but the Company has net income from discontinued operations, potential shares are excluded from the diluted calculation even though the effect on net income from discontinued operations would be dilutive.

Stock options and warrants in the amounts of 6,483,656 and 809,000 outstanding as of the years ended December 31, 2020 and 2019, respectively, have been excluded from the calculation of the diluted net loss per ordinary share because all such securities have an anti-dilutive effect for those periods presented.

On Track Innovations Ltd.

and Subsidiaries

Notes to the Consolidated Financial Statements

US dollars, NIS and Euro in thousands, except share and per share data

Note 2 – Significant Accounting Policies (cont’d)

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

The Company, in estimating fair value for financial instruments, determined that the carrying amounts of cash and cash equivalents, trade receivables, short-term bank credit and trade payables are equivalent to, or approximate their fair value due to the short-term maturity of these instruments. The carrying amounts of variable interest rate long-term loans are equivalent or approximate to their fair value as they bear interest at approximate market rates. The liabilities held for sale includes long-term loan, that does not bear any interest, but taking into account the schedule of its maturities, its amount and the relatively current low market rates, the difference between its carrying amount and its fair value is insignificant.

Derivatives

Embedded derivatives are separated from the host contract and carried at fair value when (1) the embedded derivative possesses economic characteristics that are not clearly and closely related to the economic characteristics of the host contract and (2) a separate, standalone instrument with the same terms would qualify as a derivative instrument. The derivative is measured both initially and in subsequent periods at fair value, with changes in fair value charged to financial expenses, net. As to embedded derivatives arising from the issuance of convertible debentures, see Note 9. Transaction expenses related to the embedded derivatives are recognized as financial expenses at the date of the initial recognition.

On Track Innovations Ltd.

and Subsidiaries

Notes to the Consolidated Financial Statements

US dollars, NIS and Euro in thousands, except share and per share data

Note 2 – Significant Accounting Policies (cont’d)

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

Severance pay expenses for the years ended December 31, 2020 and 2019 amounted to $249 and $275, respectively. Defined contribution plan expenses were $224 and $231 in the years ended December 31, 2020 and 2019, respectively.

On Track Innovations Ltd.

and Subsidiaries

Notes to the Consolidated Financial Statements

US dollars, NIS and Euro in thousands, except share and per share data

Note 2 – Significant Accounting Policies (cont’d)

R.	Advertising expenses

Advertising expenses are charged to the statements of operations as incurred. Advertising expenses as presented within the results of the continuing operations for the years ended December 31, 2020 and 2019 amounted to $250 and $216, respectively.

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

Most of the Company’s trade receivables are derived from sales to large and financially secure organizations. In determining the adequacy of the allowance, management bases its opinion, inter alia, on the estimated risks, current market conditions and in reliance on available information with respect to the debtor’s financial position. As for major customers, see Note 17. The Company acquires certain components of its products from single source manufacturers.

The activity in the allowance for doubtful accounts for the years ended December 31, 2020 and 2019 is as follows:

	2020		(*) 2019
Allowance for doubtful accounts at beginning of year	$	(*) 570	$502
Additions charged to allowance for doubtful accounts		109	54
Write-downs charged against the allowance		(82)	-
Other		23	14
Allowance for doubtful accounts at end of year		$620	$570

(*)	Reclassified to conform with the current period presentation, see Note 1B(2).

T.	Commitments and contingencies

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

Note 2 – Significant Accounting Policies (cont’d)

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

The Mass Transit Ticketing divesture and the SmartID Division divesture qualify as discontinued operations and therefore have been presented as such.

Assets and liabilities of discontinued operations that have not yet been actually sold are presented on the balance sheet as of the end of each reporting year in one line.

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

Note 2 – Significant Accounting Policies (cont’d)

V.	Restricted Cash and Cash Equivalents in Statement of Cash Flows

The Company implements the Accounting Standards Update (“ASU”) 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash, which requires amounts generally described as restricted cash and restricted cash equivalents to be included within cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown in the statement of cash flows.

The following table provides a reconciliation of cash, cash equivalents, and restricted cash and cash equivalents reported within the accompanying consolidated balance sheets that sum to the total of the same such amounts presented in the accompanying consolidated statements of cash flows:

	December 31
	2020	2019
Cash and cash equivalents (*)	$2,394	$2,543
Restricted cash and cash equivalents (**)	105	105
Total cash, cash equivalents, and restricted cash and cash equivalents presented in the statements of cash flows	$2,499	$2,648

(*)	Including cash and cash equivalents held for sale. See Notes 1B(2) and 15.

(**)	The restricted cash and cash equivalents are included in short-term investments in the accompanying consolidated balance sheets.

On Track Innovations Ltd.

and Subsidiaries

Notes to the Consolidated Financial Statements

US dollars, NIS and Euro in thousands, except share and per share data

Note 2 – Significant Accounting Policies (cont’d)

W.	Leases

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) (“ASU 2016-02”), which supersedes ASC 840, Leases. This ASU requires lessees to recognize a right-of-use asset and lease liability on the balance sheet for most leases, whereas until December 31, 2018, only financing-type lease liabilities (capital leases) were recognized on the balance sheet. Right-of-use assets represent a company’s right to use an underlying asset for the lease term and lease liabilities represent a company’s obligation to make lease payments arising from the lease. Operating and finance lease right-of-use assets and liabilities are recognized at the commencement date based on the present value of lease payments over the lease term. The Company uses its incremental borrowing rate based on the information available at the commencement date to determine the present value of the lease payments.

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

The Company has adopted ASU 2016-02 commencing from January 1, 2019, under the effective date method. In accordance with the effective date method, comparative periods are not restated, and the Company needs to record a cumulative-effect adjustment within its accumulated deficit in the equity on January 1, 2019, without reclassification of previous financial statements. ASU 2016-02 provides a number of optional practical expedients in transition. The Company elected the ‘package of practical expedients’, which permits the Company not to reassess its prior conclusions regarding lease identification, lease classification and initial direct costs under ASU 2016-02 and also elected the practical expedient pertaining to the use-of hindsight. ASU 2016-02 also provides practical expedients for an entity’s ongoing accounting. The Company also elected the practical expedient to not separate lease and non-lease components for all of the Company’s leases, other than leases of real estate. Additionally, following the adoption of ASU 2016-02 and in subsequent measurements, the Company applies the portfolio approach to account for the operating lease right-of-use assets and liabilities for certain leases and incremental borrowing rates.

The Company did not have a cumulative-effect adjustment to retained earnings as a result of the adoption of ASU 2016-02 on January 1, 2019. The adoption of this standard did not have a material impact on the results of operations and cash flows. See Note 18 for additional disclosures, as required by the ASU 2016-02.

On Track Innovations Ltd.

and Subsidiaries

Notes to the Consolidated Financial Statements

US dollars, NIS and Euro in thousands, except share and per share data

Note 2 – Significant Accounting Policies (cont’d)

X.	Recent accounting pronouncements

1.	In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326). The main objective of this ASU is to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. To achieve this objective, the amendments in this ASU replace the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. The amendments affect entities holding financial assets and net investment in leases that are not accounted for at fair value through net income. The amendments affect loans, debt securities, trade receivables, net investments in leases, off-balance-sheet credit exposures, reinsurance receivables, and any other financial assets not excluded from the scope that have the contractual right to receive cash. ASU 2016-13 is effective for the Company for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. Early adoption is permitted for fiscal years beginning after December 15, 2018. The Company currently does not expect the adoption of this accounting standard to have a material impact on its consolidated financial statements.

2.	In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, which simplifies the accounting for income taxes. This ASU, among other things, removes the exception to the incremental approach for intra-period allocation of tax expense when a company has a loss from continuing operations and income from other items that are not included in continuing operations, such as income from discontinued operations, or income recorded in other comprehensive income. The general rule under ASC 740-20-45-7 is that the tax effect of pretax income or loss from continuing operations should be determined by a computation that does not consider the tax effects of items that are not included in continuing operations. Previously, companies could consider the impact on a loss from continuing operations of items in discontinued operations or other comprehensive income. However, under the amended guidance, companies should not consider the effect of items outside of continuing operations in calculating the tax effect on continuing operations. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020. Early adoption is permitted, with the amendments to be applied on a retrospective, modified retrospective or prospective basis, depending on the specific amendment. The impact of adopting this guidance depends on the Company’s results in the future. For example, if the Company or one of its subsidiaries have carry-forward losses for tax purposes and on the one hand present loss from continuing operations before taxes on income, but on the other hand present income from discontinued operations at the same tax year, the loss from continuing operation will not attract a deferred tax benefit with a corresponding deferred tax expenses in the discontinued operations.

3.	In August 2020, the FASB issued ASU 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40). This pronouncement simplifies the accounting for certain financial instruments with characteristics of liabilities and equity, including convertible instruments and contracts on an entity’s own equity. Specifically, the ASU simplifies accounting for convertible instruments by removing major separation models required under current accounting standard. In addition, the ASU removes certain settlement conditions that are required for equity contracts to qualify for it and simplifies the diluted earnings per share calculations in certain areas. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2021. Early adoption is permitted for annual period beginning after December 15, 2020. The Company is currently evaluating the impact that this new guidance will have on its consolidated financial statements.

On Track Innovations Ltd.

and Subsidiaries

Notes to the Consolidated Financial Statements

US dollars, NIS and Euro in thousands, except share and per share data

Note 3 – Short-term investment

Balances at December 31, 2020 and 2019 consist of bank deposits. The bank deposits bear weighted average annual interest of 0.8% as of December 31, 2020 (As of December 31, 2019 – 1.82%).

See Note 10C as to restrictions on certain deposits.

Note 4 – Other Receivables and Prepaid Expenses

	December 31
	2020	(*) 2019
Government institutions	$104	$155
Prepaid expenses	257	152
Suppliers advance	227	450
Other receivables	107	54
	$695	$811

(*)	Reclassified to conform with the current period presentation, see Note 1B(2).

Note 5 – Inventories

	December 31
	2020	(*) 2019
Raw materials	$926	$1,264
Finished products	1,553	1,756
	$2,479	$3,020

(*)	Reclassified to conform with the current period presentation, see Note 1B(2).

On Track Innovations Ltd.

and Subsidiaries

Notes to the Consolidated Financial Statements

US dollars, NIS and Euro in thousands, except share and per share data

Note 6 – Property, Plant and Equipment, Net

A.	Consist of:

	December 31
Cost	2020	(*) 2019
Leasehold improvements	$245	$189
Computers, software and manufacturing equipment	7,591	7,411
Office furniture and equipment	193	187
Motor vehicles	146	146
Total cost	8,175	7,933
Total accumulated depreciation	7,423	7,186
	$752	$747

(*)	Reclassified to conform with the current period presentation, see Note 1B(2).

B.	As to liens - See Note 10C.

C.	Depreciation expenses amounted to $239 and $239 for the years ended December 31, 2020 and 2019, respectively.

Note 7 – Other Current Liabilities

	December 31
	2020	(*) 2019
Employees and related expenses	$516	$528
Accrued expenses	811	837
Customer advances	142	110
Short-term liabilities due to operating leases and current maturities (***)	762	512
Other current liabilities	52	(**) 618
	$2,283	$2,605

(*)	Reclassified to conform with the current period presentation, see Note 1B(2).
(**)	Thebalance as of December 31, 2019 include provision in amounts of $553, as mentioned in Note 15.

(***)	See Note 18.

On Track Innovations Ltd.

and Subsidiaries

Notes to the Consolidated Financial Statements

US dollars, NIS and Euro in thousands, except share and per share data

Note 8 – Bank Loans

A.	Composition of long-term loans:

	December 31
	2020	2019
Long-term loans (*)	$15	$24
Less - current maturities	1	2
	$14	$22

(*)	As of December 31, 2020, the bank loans are denominated in South African Rand.

B.	Composition of short-term loans, bank credit and current maturities of long-term loans:

	December 31	December 31
	2020	2020	(*) 2019
	%
	Interest rate
In NIS	4. 90	541	456
		541	456
Current maturities of long-term loans		1	2
		$542	$458

(*)	Reclassified to conform with the current period presentation, see Note 1B(2).

C.	Liens for short-term and long-term loans - see Note 10C.

D.	As of December 31, 2020, the Group (excluding the Polish subsidiary that subsequent to the balance sheet date the Company entered into an agreement to sell ) has authorized unused credit lines of $1,109.

On Track Innovations Ltd.

and Subsidiaries

Notes to the Consolidated Financial Statements

US dollars, NIS and Euro in thousands, except share and per share data

Note 9 – Convertible short-term loan from a controlling shareholder

On December 9, 2020, the Company entered into a loan financing agreement (the “Loan Agreement”), with Jerry L. Ivy, Jr., Descendants’ Trust (“Ivy”, or the “Lender”), the Company’s Controlling Shareholder (as such term is defined under the Israeli Companies Law, 5759-1999, as amended, or the Companies Law). The Loan Agreement provides that the Lender will extend a loan to the Company in the amount of up to $1,500, payable in two tranches: one of $625 at the initial closing that took place on December 17, 2020, and the other of $875 at the second closing subject to the terms and conditions of the Loan Agreement.

The amount lent under the Loan Agreement is secured pursuant to a debenture (the “Debenture”) by a first priority floating charge over all the Company’s tangible or intangible assets and other property, the Company owns, subject only to certain permitted security interests, as set forth in Loan Agreement.

The amount lent under the Loan Agreement and all accrued interest matures on June 17, 2021 (the “Maturity Date”), and will be payable in full on the Maturity Date, provided that the maturity date can be extended by six months at the sole option of Ivy. The amount lent bears interest on all outstanding principal at an interest rate of 8.0% per annum, or the Interest; provided, however, that upon an extension of the maturity period beyond the Maturity Date, the Interest will automatically increase, effective as of the Maturity Date, to the rate of 10.0% per annum. Also, in case of an extension of the Maturity Date, the accrued interest for the first six months for which the Loan Amount has been outstanding will be payable by the Company to the Lender at the time of the extension, and the accrued Interest for the extension period will be payable by us on the extended maturity date. In addition, the Company may repay the amount lent, in whole and not in part, and any accrued Interest thereon, at any time prior to the Maturity Date (as it may be extended), in its sole discretion.

The Company has obtained shareholders’ approval to the grant of a right to Ivy, pursuant to which, at any time prior to the repayment in full of the amount lent, together with Interest accrued and all other amounts outstanding under the Agreement (the “Secured Amount”), Ivy will be entitled, at its sole discretion, to demand to convert (the “Conversion Right”) the entire Secured Amount into the Company’s Ordinary Shares, at a price per share equal to the lower of (a) $0.20 per share (subject to adjustment in the event of any bonus shares, combinations or splits) and (b) a price per share reflecting a discount to the average closing bid price of an Ordinary Share over the 20 trading days preceding the Initial Closing (the “Benchmark Price”) ($0.248), as follows: (i) if conversion occurs until March 17, 2021 (no later than three months after the initial closing), the conversion price per share will be $0.1984 (reflects discount of 20% of the Benchmark Price); (ii) if conversion occurs between March 18, 2021, and June 17, 2021 (more than three months but no later than six months after the initial closing), the conversion price per share will be $0.1736 (reflects discount of 30% of the Benchmark Price); (iii) if conversion occurs after June 17, 2021 (more than six months after the initial closing (to the extent extended in accordance with the terms of the Loan Agreement)), the conversion price per share will be $0.124 (reflects discount of 50% of the Benchmark Price); and (iv) if conversion occurs upon an event of default, the conversion price per share will be $0.124 (reflects discount of 50% of the Benchmark Price).

Pursuant to the Loan Agreement, the Conversion Right will become effective only following the approval thereof by the shareholders of the Company in accordance with the requirements of the Companies Law, which approval applies to a controlling shareholder transaction that includes a private offering that may increase the holdings of a controlling shareholder to and above 45% of the share capital of the Company, and will be deemed of no force or effect at any time prior to obtaining such Shareholders' Approval, if at all. The Company obtained such shareholders’ approval.

On Track Innovations Ltd.

and Subsidiaries

Notes to the Consolidated Financial Statements

US dollars, NIS and Euro in thousands, except share and per share data

Note 9 – Convertible short-term loan from a controlling shareholder (cont’d)

The Loan Agreement includes customary events of default, including, among others, failures to repay any amounts due to the Lender, breaches or defaults under the terms of the Agreement, etc. If an event of default occurs, the Secured Amount shall immediately become due and payable, without the need for any notice by the Lender.

The Loan Agreement was subsequently amended to allow for an additional lender to lend $100 under the same terms as Ivy. Accordingly, the aggregate gross amount the Company received under the Loan Agreement is $1,600, out of which $975 took place as part of the second closing on January 28, 2021, subsequent to the balance sheet.

In accordance with ASC 815-15-25,“Derivatives and Hedging”, the conversion feature (“the conversion component”) was considered embedded derivative instrument. Since, as described above, the conversion component was required to be approved by the shareholders of the Company, the conversion component did not qualify for the scope exception under ASC 815-10-15-74(a). Therefore, the conversion component is to be recorded separately from the loan component. The conversion component is measured both initially and in subsequent periods at fair value, with changes in fair value charged to finance expenses, net.

The fair value of the conversion component at the initial closing, December 17, 2020, was estimated using the Trinomial model based on the assumptions, as follows:

Expected volatility (%)	125.2%
Risk-free interest rate (%)	0.09%
Expected dividend yield	0%
Contractual term (years)	0.5
Conversion price (US dollars per share)	0.124
Underlying Share price (US dollars per share)	0.220

Based on the Trinomial model, the fair value of the convertible component was $617 as of December 17, 2020. Accordingly, the loan component was $8 as of December 17, 2020.

There are no significant changes in the model assumptions as of December 31, 2020, compared to the assumptions as of December 17, 2020, as mentioned above. Therefore, the convertible component and the loan component are $617 and $8, respectively, as of December 31, 2020. Both components are presented as Convertible short-term loan from a controlling shareholder within the short-term liabilities.

Transaction expenses related to this convertible loan were $90 during the year ended December 31, 2020 and are presented as financial expenses.

On Track Innovations Ltd.

and Subsidiaries

Notes to the Consolidated Financial Statements

US dollars, NIS and Euro in thousands, except share and per share data

Note 10 – Commitments and Contingencies

A.	Royalties to the Israel Innovation Authority (the “IIA”)

The Company has entered into several research and development agreements, pursuant to which the Company received grants from the IIA, and are therefore obligated to pay royalties to the IIA at a rate of 3%-3.5% of its sales up to the amounts granted (linked to the U.S. dollar with annual interest at LIBOR as of the date of approval, for programs approved from January 1, 1999 and thereafter). The total amount of grants received as of December 31, 2020, net of royalties paid, was approximately $3,400 (including accrued interest). No grants from the IIA were received during the two-year period ended December 31, 2020.

There is a dispute between the Company and the IIA in the amount of approximately NIS 3,571 ($1,111) including accrued interest (while the current debt to the IIA as presented in the Company’s financial statements amounts to approximately $180) due to a claim of the IIA about miscalculations in the amount of royalties paid by the Company and the revenues on which the Company must pay royalties. The company has not yet completed its discussions with the IIA and intends to exhaust all options in order to resolve this matter in a favorable manner. Management believes that, at the current stage, it is more likely than not that a positive resolution will be applied to this dispute. Accordingly, no additional accrual has been recorded in the financial statements in respect of this matter.

During the years ended December 31, 2020 and 2019, there were no royalty expenses.

B.	Leases

The Group operates from leased facilities in the United States, Israel, South Africa and Poland, leased for periods expiring in years 2021 through 2025.

Minimum future rentals of premises, including construction costs-reimbursement (excluding assets held for sale), that should be paid under non-cancelable operating lease agreements at rates in effect as of December 31, 2020 are as follows:

2021	$537
2022	458
2023	318
2024	(*) 584
$1,897

(*)	Including cost-reimbursement that the Company will need to pay at end of 2024, if it decides to not continue to lease the headquarters office in Yokne’am during the extension-period, as mentioned in the agreement.

See also Note 18.

On Track Innovations Ltd.

and Subsidiaries

Notes to the Consolidated Financial Statements

US dollars, NIS and Euro in thousands, except share and per share data

Note 10 – Commitments and Contingencies (cont’d)

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

As of December 31, 2020, the Company granted a guarantee in amount of $109, with an expiration date in May 2024. In addition, as of December 31, 2020, the Company granted performance guarantees in amount of $417 related to the Mass Transit Ticketing. The expiration dates of those guarantees ranged from January 2021 to September 2021. Following the agreement to sell ASEC (see Note 1B(2)), the Company will be no longer subject to these guarantees.

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

Despite the fact that, based on the assessment of the Company’s external legal counsel, the likelihood to succeed in the arbitration process (or other legal procedure in that matter) is high, the Company did not record an indemnification asset as of December 31, 2020 and December 31, 2019, in accordance with accounting standard ASC 450, “Contingencies”.

On Track Innovations Ltd.

and Subsidiaries

Notes to the Consolidated Financial Statements

US dollars, NIS and Euro in thousands, except share and per share data

Note 10 – Commitments and Contingencies (cont’d)

E.	Legal claims (cont’d)

2.	On June 12, 2019, Merwell submitted a complementary claim against the Company in arbitration, with respect to the additional financial details that Merwell claims that the Company was ordered to provide according to the arbitration verdict from February 21, 2016, and additional payments that Merwell claims that the Company is obligated to pay Merwell. The said financial details refer to the quantity of smart driving licenses that Merwell claims were issued in the later period of a project in Tanzania in which Merwell claims to have provided services to the Company. Merwell claims that despite the Company’s failure to provide the details, Merwell obtained the details independently from other sources, and they indicate that the Company is obligated to pay Merwell an additional amount of approximately $1,618, and there might be additional amounts to be claimed in the future, as additional information might be found from time to time. On March 4, 2020, the Company submitted a response to this complementary claim, rejecting Merwell’s claims. On September 16, 2020, Merwell filed a request to amend the additional amount claimed from approximately $1,618 to approximately $3,012. On December 3, 2020, the Company submitted a response to this complementary claim, rejecting Merwell’s claims, and on December 29, 2020, Merwell submitted a response to the Company’s response. As mentioned above, the Company is conducting in parallel a separate arbitration process against SuperCom in that matter, as the Company deems SuperCom to be liable for all the costs and liabilities arising out of this claim. Based on the assessment of the Company’s external legal counsel, given the preliminary stage of the procedure, it is difficult, at this point, to estimate the chances of Merwell’s claims for a complementary arbitration verdict.

3.	In October 2013, a financial claim was filed against the Company and its then French subsidiary, Parx France (in this paragraph, together, the “Defendants”), in the Commercial Court of Paris, France (in this paragraph, the “Court”). The sum of the claim is €1,500 (approximately $1,840) and is based on the allegation that the plaintiff sustained certain losses in connection with Defendants not granting the plaintiff exclusive marketing rights to distribute and operate the Defendants’ PIAF Parking System in Paris and the Ile of France. On October 25, 2017, the Court issued its ruling in this matter dismissing all claims against the Company but ordering Parx France to pay the plaintiff €50 ($61) plus interest in damages plus another approximately €5 ($6) in other fees and penalties. As, in accordance with the sale agreement signed between the Company and Parx France, the Company is liable and shall indemnify Parx France for any amount ruled against it as part of that claim, the Company offered to pay the amounts mentioned above to the plaintiff in consideration for not filing future appeals. The Plaintiff rejected this offer and filed an appeal against Parx France and the Company claiming the sum of €503 ($617) plus interest and expenses. On November 7, 2019, the Company’s external legal counsel concluded that the appeal was inadmissible, and that it believed that the opposing claims would be dismissed. The appeal hearing is scheduled for April 21, 2021. Based on the assessment of the Company’s external legal counsel, the Company’s management is of the opinion that the chances of the appeal being approved against the Company are low.

4.	In July 2019, the Company received a request (the “Request”), to allow a petitioner to submit a class action, which concerns the petitioner’s claims that, inter alia, through the EasyPark card, drivers are permitted to exceed the quota of permitted hours in accordance with the instructions of various local authorities in Israel. The Request was submitted against a company (the “Buyer’s Company”) incorporated by the buyer of the assets (including the parking activity) of the Israeli subsidiaries of the Company (the “Company’s Subsidiaries”) and against two other companies that operate technological means for payment for public parking spaces scattered throughout the cities. Since the majority of potential claims against the Company’s Subsidiaries relate to the period following the sale of the Company’s Subsidiaries’ assets, including the parking activity, it appears that the Company’s exposure through this channel is limited. Furthermore, even if payment will be required, the buyer would be liable for the majority of such payment. Therefore, the Company will not participate in such procedure at this stage. Based on the assessment of the Company’s external legal counsel, the exposure of the Company is low.

5.	The Company has been responding to a Subpoena from the Department of Justice, or DOJ, and a document request from the SEC relating to an inquiry concerning a press release the Company issued on December 18, 2017. The Company has produced the requested documents, participated in voluntary interviews, and is otherwise cooperating with the inquiry. At present, the Company has not been accused of any wrongdoing and it does not currently view the inquiry as material.

6.	Regarding additional legal claims please see Notes 1B(1) and 15.

On Track Innovations Ltd.

and Subsidiaries

Notes to the Consolidated Financial Statements

US dollars, NIS and Euro in thousands, except share and per share data

Note 11 – Revenues

Disaggregation of revenue

The following table disaggregates the Company’s revenues by major source based on categories that depict its nature and timing as reviewed by management for the years ended December 31, 2020 and 2019:

	Year ended December 31
	2020
	Retail	Petroleum	Total
Cashless payment products (A)	$6,958	$-	$6,958

Complete cashless payment solutions (B):
Sales of products (B1)	2,179	1,682	3,861
Licensing fees, transaction fees and services (B2)	1,037	886	1,923
	3,216	2,568	5,784
Total revenues	$10,174	$2,568	$12,742

	Year ended December 31
	(*) 2019
	Retail	Petroleum	Total
Cashless payment products (A)	$5,384	$-	$5,384

Complete cashless payment solutions (B):
Sales of products (B1)	1,048	1,964	3,012
Licensing fees, transaction fees and services (B2)	975	1,278	2,253
	2,023	3,242	5,265
Total revenues	$7,407	$3,242	$10,649

(*)	Reclassified to conform with the current period presentation, see Note 1B(2).

On Track Innovations Ltd.

and Subsidiaries

Notes to the Consolidated Financial Statements

US dollars, NIS and Euro in thousands, except share and per share data

Note 11 – Revenues (cont’d)

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

B.	Complete cashless payment solutions –

The complete solution includes selling of products and complementary services, as follows:

1.	Sales of products –

●	Selling of contactless payment products (see Note 11A above) together with payment gateways and machine-to-machine controllers.

●	Selling of petroleum payment solutions including site and vehicle equipment.

For such sales, the performance obligation, transfer of control and revenue recognition occur when the products are delivered.

2.	Licensing fees, transaction fees and services -

The types of arrangements and their main performance obligations are as follows:

●	To provide terminal management system licensing for software that is responsible for remote terminal management and cloud-based software licensing which provide data insights. For such services, the revenue recognition occurs as the services are rendered since the performance obligation is satisfied over time.

●	To enable loading and sale of electronic contactless and paper cards. For such transaction fees the revenue recognition occurs on the transaction date.

●	To provide technical and customer services for products. For such services, the performance obligation is satisfied over time and therefore revenue recognition occurs as the services are rendered.

The Company includes a warranty in connection with certain contracts with customers, which are not considered to be separate performance obligations. The cost to the Company of this warranty is insignificant.

On Track Innovations Ltd.

and Subsidiaries

Notes to the Consolidated Financial Statements

US dollars, NIS and Euro in thousands, except share and per share data

Note 11 – Revenues (cont’d)

Contract balances (excluding assets held for sales)

	December 31	December 31
	2020	(*) 2019
Trade receivables, net of allowance for doubtful accounts	$1,148	$2,134
Customer advances	$142	$110

(*)	Reclassified to conform with the current period presentation, see Note 1B(2).

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

Note 12 – Equity

A.	Share capital

On December 23, 2019, the Company entered into a share purchase agreement (the “Agreement”) with Jerry L Ivy, Jr. Descendants Trust (“Ivy”) and two other investors (collectively together with Ivy – “Investors”). The Agreement relates to a private placement of an aggregate of up to 12,500,000 ordinary shares of the Company for aggregate gross proceeds to the Company of up to $2,500.

As part of this Agreement, in December 2019 and January 2020, the Company issued 5,460,000 and 1,040,000 ordinary shares, respectively, for aggregate gross proceeds of $1,092 and $208, respectively. Under the term of the Agreement and following the issuance of those shares, the Company appointed one representative to its Board of Directors (the “Board”), designated by Ivy. Also, pursuant to the Agreement, Ivy has a right to purchase any future equity securities offered by the Company, except with respect to certain exempt issuances as set forth in the Agreement.

The issuance of the remaining 6,000,000 ordinary shares (the “Subsequent Closing”) for aggregate gross proceeds of $1,200 took place in April 2020, following the approval by the Company’s shareholders on April 14, 2020, of the resolutions detailed below, that were required for the consummation of the Subsequent Closing under the Agreement and the applicable law: (i) an increase in the number of the ordinary shares authorized for issuance from 50,000,000 to 100,000,000; (ii) the issuance of the ordinary shares to Ivy following which Ivy will hold 25% or more of the total voting rights at general meetings of the shareholders of the Company; and (iii) the election of the representative designated by Ivy to the Board.

On Track Innovations Ltd.

and Subsidiaries

Notes to the Consolidated Financial Statements

US dollars, NIS and Euro in thousands, except share and per share data

Note 12 – Equity (cont’d)

A.	Share capital (cont’d)

The issuance costs were approximately $39 and $111 during 2020 and 2019, respectively.

In addition, pursuant to the terms of the Agreement, on May 5, 2020, after the consummation of the Subsequent Closing, the Board appointed an additional representative designated by Ivy. The appointment of such designee shall remain valid through the next general meeting of the Company’s shareholders or as set forth in the Articles of Association of the Company.

Regarding to a convertible loan that the Company received from Ivy in December 2020 and subsequent to the balance sheet, please see Note 9.

B.	Shares to non-employees

There were no grants to non-employees during the year ended December 31, 2020.

During 2019 the Company granted its consultants 30,000 ordinary shares, respectively. The expenses that are recognized due to these grants are immaterial and are presented within ‘stock-based compensation’ in the statement of changes in equity.

C.	Stock option plans

In February 2001, the Board approved an option plan, under which up to 75,000 share options are to be granted to the Company’s employees, directors and consultants and those of the Company’s subsidiaries and affiliates.

During the years 2002 to 2014, the Board approved an increase of 16,375,000 options to be reserved under the Company’s share option plan.

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

Note 12 – Equity (cont’d)

C.	Stock option plans (cont’d)

The fair value of each option granted to employees during 2020 and 2019 was estimated on the date of grant, using the Black-Scholes model and the following assumptions:

	Year ended December 31
	2020	2019
Expected dividend yield	0%	0%
Expected volatility	97%-109%	78%-88%
Risk-free interest rate	0.22%-1.53%	1.63%-2.47%
Expected life - in years	2.49	2.44

1.	Dividend yield of zero percent for all periods.

2.	Expected average volatility represents a weighted average standard deviation rate for the price of the Company’s ordinary shares on Nasdaq and on the OTCQX market, as applicable.

3.	Risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant.

4.	Estimated expected lives are based on historical grants data.

The Company’s options activity during 2020 (including options to non-employees) and information as to options outstanding and options exercisable as of December 31, 2020 and 2019 are summarized in the following table:

		Weighted
		average
	Number of	exercise	Aggregate
	options	price per	intrinsic
	outstanding	share	value
Outstanding – December 31, 2019	809,000	$0.93
Options granted	814,000	0.24
Options expired or forfeited	(179,667)	0.88
Outstanding – December 31, 2020	1,443,333	$0.54	$5

Exercisable as of:
December 31, 2020	681,330	$0.83	$2

The weighted average grant date fair value of options granted is $0.12 and $0.19 per option during 2020 and 2019, respectively.

On Track Innovations Ltd.

and Subsidiaries

Notes to the Consolidated Financial Statements

US dollars, NIS and Euro in thousands, except share and per share data

Note 12 – Equity (cont’d)

C.	Stock option plans (cont’d)

The following table summarizes information about options outstanding and exercisable (including options to non-employees) as of December 31, 2020:

	Options outstanding			Options Exercisable
	Number	Weighted		Number	Weighted
	outstanding	average	Weighted	Outstanding	average	Weighted
	as of	remaining	Average	as of	remaining	Average
	December 31,	contractual	Exercise	December 31,	contractual	Exercise
Range of exercise price	2020	life (years)	Price	2020	life (years)	Price
$ 0.20-0.90	1,057,333	3.87	$0.33	295,330	3.18	$0.44
$ 1.07-1.22	386,000	1.27	$1.13	386,000	1.27	$1.13
	1,443,333	3.17		681,330	2.10

No options were exercised during the years ended December 31, 2020 and 2019.

As of December 31, 2020, there was $99 of total unrecognized compensation cost related to non-vested stock-based compensation arrangements. That cost is expected to be recognized over a weighted-average period of 1.41 years. The total fair value of shares vested during the year ended December 31, 2020 was $60.

During 2020 and 2019, the Company recorded stock-based compensation expenses in the amount of $67 and $125, respectively, in accordance with ASC Topic 718.

Stock-based compensation expenses are not deductible for tax purposes.

D.	Warrants

1.	During 2019, 40,000 warrants expired.

2.	As of December 31, 2020 and 2019, there are no outstanding warrants.

On Track Innovations Ltd.

and Subsidiaries

Notes to the Consolidated Financial Statements

US dollars, NIS and Euro in thousands, except share and per share data

Note 13 – Supplemental statement of operations data

Other income, net

Consists of:

	Year ended December 31
	2020	(*) 2019
Gain on sale of property and equipment, net (**)	-	(326)
Other	(11)	-
Other income, net	$(11)	$(326)

(*)	Reclassified to conform with the current period presentation, see Note 1B(2).

(**)	In March 2019, OTI Petrosmart (Pty), Ltd., the South African subsidiary (“Petrosmart”), entered into an agreement pursuant to which Petrosmart agreed to sell its head office in Cape Town, South Africa, to a third party for consideration of Rand 15,500 (approximately $1,100), and Petrosmart agreed to lease back this building for its current operations. The sale has been completed and the operating lease commenced during the third quarter of 2019. The leaseback period is three years. The annual rent for the first year is approximately Rand 1,800 (approximately $123) and will be increased by 8.5% each year. Petrosmart has the right to extend the lease by two years. The Company recognized a profit in the amount of approximately $328 during the third quarter of 2019 due to the sale of the building. In February 2021, subsequent to the balance sheet date, Petrosmart signed an addendum to this agreement pursuant to which Petrosmart is entitled to insignificant rental reduction.

On Track Innovations Ltd.

and Subsidiaries

Notes to the Consolidated Financial Statements

US dollars, NIS and Euro in thousands, except share and per share data

Note 14 – Income Taxes

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

The standard tax rate in Israel is 23% during the years 2019-2020.

Current and deferred taxes for the reported periods are calculated according to this tax rate mentioned above.

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

On Track Innovations Ltd.

and Subsidiaries

Notes to the Consolidated Financial Statements

US dollars, NIS and Euro in thousands, except share and per share data

Note 14 – Income Taxes (cont’d)

B.	Non-Israeli subsidiaries are taxed based on the income tax laws in their country of residence.

C.	Deferred tax assets and liabilities:

	December 31	December 31
	2020	(*) 2019
Deferred tax assets:
Carryforward losses	$47,132	$46,102
Other	812	766

Total gross deferred tax assets	47,944	46,868
Less – valuation allowance	(47,944)	(46,868)

Net deferred tax assets	$-	$-

Deferred tax liability -
Other	-	(16)
Net deferred tax liability (**)	$ (**) -	$(16)

(*)	Reclassified to conform with the current period presentation, see Note 1B(2).

(**)	Excluding deferred tax liability held for sale.

The net changes in the total valuation allowance for each of the years ended December 31, 2020 and 2019, are comprised as follows:

	Year ended December 31
	2020	2019
Balance at beginning of year	$46,868	$45,689
Additions during the year from Continuing operations	1,039	1,233
Discontinued operations - see Note 1B	57	164
Tax from previous years	(39)	(169)
Exchange rate differences on carryforward losses	3	13
Deferred intercompany transactions	32	(44)
Other changes	(16)	(18)
Balance at end of year	$47,944	$46,868

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

On Track Innovations Ltd.

and Subsidiaries

Notes to the Consolidated Financial Statements

US dollars, NIS and Euro in thousands, except share and per share data

Note 14 – Income Taxes (cont’d)

D.	As of December 31, 2020, the operating loss carry-forwards and capital loss carryforwards relating to Israeli companies amounted to $164,056 and $37,381, respectively. Operating losses in Israel may be carried forward indefinitely to offset against future taxable operational income. Under the Income Tax (Inflationary Adjustments) Law, 1985, and based on the Company’s election (see Note 14A(1)), tax loss carry-forwards are denominated in U.S. dollars.

Net operating carry-forward losses relating to non-Israeli companies, excluding the Polish subsidiary that on March 29, 2021, the Company entered into an agreement to sell (see Note 1B(2)), aggregate $3,583, which will expire as follows:

2027 -	$2,779.
2028 -	$533.
Indefinitely:	$271.

E.	The Company has not recognized a deferred tax liability for the undistributed earnings of its foreign subsidiaries that arose in 2020 and prior years, because the Company considers these earnings to be indefinitely reinvested. These undistributed earnings will be taxed upon distribution, if at all. A deferred tax liability will be recognized when the Company can no longer demonstrate that it plans to indefinitely reinvest these undistributed earnings. As of December 31, 2020, the undistributed earnings of these foreign subsidiaries, excluding the Polish subsidiary that on March 29, 2021, the Company entered into an agreement to sell (see Note 1B(2)), were $1,560. It is impracticable to determine the additional taxes payable when these earnings are remitted.

F.	Income tax expenses allocated to continuing operations are as follows:

	Year ended December 31
	2020	(*) 2019
Current income tax expenses	$-	$-
Current income tax (expenses) benefits from previous years	(26)	128
Deferred tax benefit (expenses)	36	(22)
Income tax benefit, net	$10	$106

(*)	Reclassified to conform with the current period presentation, see Note 1B(2).

The net loss of discontinued operations for the year ended December 31, 2020 includes income tax benefits of $202. The net loss from discontinued operations for the year ended December 31, 2019 included income tax expenses of $49.

On Track Innovations Ltd.

and Subsidiaries

Notes to the Consolidated Financial Statements

US dollars, NIS and Euro in thousands, except share and per share data

Note 14 – Income Taxes (cont’d)

F.	Cont’d

Reported income tax benefit for the years ended December 31, 2020 and 2019 differed from the amounts that would result from applying the Israeli statutory tax rate of 23%, to loss from continuing operations before taxes on income, as a result of the following:

	Year ended December 31
	2020	(*) 2019
Computed “expected” income tax benefit	$1,162	$1,254
Decrease in income tax benefit resulting from:
Change in valuation allowance, net	(1,039)	(1,233)
Nondeductible stock-based compensation related to options issued to employees	(15)	(29)
Other nondeductible expenses	(50)	(11)
Tax from previous years	(26)	128
Other	(22)	(3)
Reported income tax benefit	$10	$106

(*)	Reclassified to conform with the current period presentation, see Note 1B(2).

G.	Loss from continuing operations before taxes on income consists of the following:

	Year ended December 31
	2020	(*) 2019
Israel	$(4,765)	$(5,526)
Non-Israel	(285)	76
	$(5,050)	$(5,450)

(*)	Reclassified to conform with the current period presentation, see Note 1B(2).

H.	Unrecognized tax benefits

As of December 31, 2020 and 2019, the Company did not have any unrecognized tax benefits. In addition, the Company does not expect that the amount of unrecognized tax benefits will change significantly within the next twelve months.

For the years ended December 31, 2020 and 2019, no interest and penalties related to unrecognized tax benefits have been accrued.

The Company and its major subsidiaries file income tax returns in Israel, South Africa and Poland. With few exceptions, the income tax returns of the Company and its major subsidiaries (excluding the Polish subsidiary that on March 29, 2021, the Company entered into an agreement to sell, see Note 1B(2))) are open to examination by the Israeli and the respective foreign tax authorities for the tax years beginning in 2016.

On Track Innovations Ltd.

and Subsidiaries

Notes to the Consolidated Financial Statements

US dollars, NIS and Euro in thousands, except share and per share data

Note 15 – Discontinued operations

As described in Note 1B, the Company divested its interest in the Mass Transit Ticketing activity and the SmartID division and presented these activities as discontinued operations.

Set forth below are the results of the discontinued operations:

	Year ended December 31
	2020	(*) 2019
Revenues	$2,817	$4,102
Expenses	(3,910)	(4,165)
Other loss, net	-	(**)(482)
Net loss from discontinued operations	$(1,093)	$(545)

(*)	Reclassified to conform with the current period presentation, see Note 1B(2).

(**)	During the year ended December 31, 2017, the Company recorded $1,346 as ‘other income, net’ within the net income from discontinued operations based on a judgment issued by the Israeli Central District Court regarding the Company’s lawsuit against Harel Insurance Company Ltd. (“Harel”) for damages incurred by the Company due to flooding in a subcontractor’s manufacturing site in 2011. The judgment determined that an amount of $1,600, net be awarded to cover the Company’s damages. On October 10, 2017, Harel submitted its appeal of the judgment to the Israeli Supreme Court as well as a request for stay of judgment.

On January 26, 2020, Harel and the Company agreed to the offer of the Israeli Supreme Court, as made by way of settlement in which the Company will pay back to Harel the sum of NIS 1,907 (approximately $553) in three monthly equal installments starting February 26, 2020. Accordingly, the Company recorded ‘other loss, net’ of $482 within the net loss from discontinued operations and ‘general and administrative expenses’ of $71 within the net loss from continuing operations. As of December 31, 2020, the Company paid all the settlement amount.

On Track Innovations Ltd.

and Subsidiaries

Notes to the Consolidated Financial Statements

US dollars, NIS and Euro in thousands, except share and per share data

Note 15 – Discontinued operations (cont’d)

The following table summarizes information about assets and liabilities from discontinued operations held for sale as of December 31, 2020 and 2019:

	December 31
	2020	(*) 2019
Assets held for sale from discontinued operations:

Current assets:
Cash and cash equivalents	$1,017	$1,003
Trade receivables, net of allowance for doubtful accounts of $42	409	296
Other receivables and prepaid expenses	454	1,011
Inventories	392	312
Property, plant and equipment, net	3,136	-
Intangible assets, net	370	-
Right-of-use assets due to operating leases	580	-
	6,358	2,622
Long-term assets:
Property, plant and equipment, net	-	2,947
Intangible assets, net	-	483
Right-of-use assets due to operating leases	-	721
	-	4,151

Liabilities held for sale from discontinued operations:

Current liabilities:
Short-term bank credit and current maturities of long-term loans	2,339	2,020
Trade payables	1,832	3,505
Other current liabilities	443	449
Long-term loans, net of current maturities	(**)642	-
Long-term liabilities due to operating leases, net of current maturities	(**)401	-
Deferred tax liability	172	-
	5,829	5,974
Long-term liabilities:
Long-term liabilities due to operating leases, net of current maturities	-	546
Deferred tax liability	-	400
	$-	$946

(*)	Reclassified to conform with the current period presentation, see Note 1B(2).

(**)	Those liabilities were received for a long-term (more than twelve months) in ASEC, but are presented as held for sale within the current assets as of December 31, 2020, because the Company has determined that the sale of ASEC qualifies as held for sale and as a discontinued operation as of December 31, 2020.

On Track Innovations Ltd.

and Subsidiaries

Notes to the Consolidated Financial Statements

US dollars, NIS and Euro in thousands, except share and per share data

Note 16 – Operating segments

In view of how the Company’s chief operating decision maker (“CODM”) reviews operating results for the purposes of allocating resources and assessing performance, the Company currently reports two segments which are the Group’s strategic business units: (a) Retail, and (b) Petroleum.

The following summary describes the operations in each of the Group’s operating segments:

●	Retail - includes selling and marketing a variety of products for cashless payment solutions for the retail market.

●	Petroleum - includes manufacturing and selling of fuel payment and management solutions. The Group’s solution is a wireless, cashless, cardless and paperless refueling tracking and payment solution, providing customers with maximum flexibility and security.

The strategic business unit’s allocation of resources and evaluation of performance are managed separately. The CODM does not examine assets or liabilities for those segments and therefore they are not presented. Information regarding the results of each reportable segment is included below based on the internal management reports that are reviewed by the CODM.

	Year ended December 31, 2020
	Retail	Petroleum	Consolidated
Revenues	$10,174	$2,568	$12,742
Reportable segment gross profit (**)	4,118	1,021	5,139

Reconciliation of reportable segment
gross profit to gross profit for the period
Depreciation			(34)
Stock-based compensation			(4)
Gross profit for the period			$5,101

	Year ended December 31, 2019 (*)
	Retail	Petroleum	Consolidated
Revenues	$7,407	$3,242	$10,649
Reportable segment gross profit (**)	2,786	1,500	4,286

Reconciliation of reportable segment
gross profit to gross profit for the period
Depreciation			(34)
Stock-based compensation			(5)
Gross profit for the period			$4,247

(*)	Reclassified to conform with the current period presentation, see Note 1B(2).

(**)	Gross profit as reviewed by the CODM represents gross profit, adjusted to exclude depreciation and stock-based compensation.

On Track Innovations Ltd.

and Subsidiaries

Notes to the Consolidated Financial Statements

US dollars, NIS and Euro in thousands, except share and per share data

Note 17 – Geographic Information and Major Customers

The data is presented in accordance with ASC Topic 280, “Segment reporting.”

	Year ended December 31
	2020	(*) 2019
Revenues by geographical areas from external customers
Americas	$4,574	$3,625
Asia	2,415	1,074
Africa	1,520	2,087
Europe	4,233	3,863
Total export	12,742	10,649

(*)	Reclassified to conform with the current period presentation. See Note 1B(2).

	December 31	December 31
	2020	(*) 2019
Long lived assets by geographical areas (excluding assets held for sale)
Domestic (Israel)	$3,538	$1,846
Poland (excluding assets held for sale)	40	50
South Africa	322	496
America	2	19
	$3,902	$2,411

(*)	Reclassified to conform with the current period presentation, see Note 1B(2).

Major Customers

	Year ended December 31
	2020	(*) 2019
	%	%
Major Customers by percentage from total revenues
Customer A	19%	20%
Customer B	14%	6%
Customer C	12%	13%

(*)	Reclassified to conform with the current period presentation. See Note 1B(2).

The revenues derived from those four customers are presented within the revenues from the Retail segment.

On Track Innovations Ltd.

and Subsidiaries

Notes to the Consolidated Financial Statements

US dollars, NIS and Euro in thousands, except share and per share data

Note 18 – Leases

The Company leases a limited number of assets, mainly offices and cars for use in its operations. The Company adopted the accounting standard ASC 842, “Leases”, and all the related amendments on January 1, 2019 and used the effective date as Company’s date of initial application.

As of December 31, 2020, right-of-use assets due to operating leases, excluding right-of-use assets that held for sale, are $2,903) as of December 31, 2019 - $1,413) and the liabilities due to operating leases, excluding liabilities that held for sale, are $3,105 (as of December 31, 2019 - $1,449), out of which $2,343 are classified as long-term liabilities and $762 are classified as current liabilities (see Note 7).

The right-of-use assets and the liabilities due to operating leases as of December 31, 2020, include assets and liabilities in the amount of $1,650 and $1,773, respectively, that derive from the lease commencement of the headquarters office in Yokneam, Israel (in lieu of the previous leased headquarters building in Rosh Pina) in January 2020. The operating lease period of this office is five years (excluding the extension-period, as mentioned in the agreement). The total annual rent expenses of this building, including management fees and excluding construction costs-reimbursement payments, is approximately NIS 595 ($185) during the lease period and approximately NIS 654 ($203) during the extension-period, if extended. The construction costs reimbursement payments are approximately NIS 2,913 ($906), out of which 50% will be paid during the lease period. If the Company leases this office during the extension-period of five years, the rest of the 50% costs-reimbursement payments will be paid during the extension-period. Otherwise, the rest of the 50% costs-reimbursement payments will be paid at the end of 2024.

The Company includes renewal options that it is reasonably certain to exercise in the measurement of the lease liabilities. The remaining operating lease periods of the leases range from less than one year to nine years as of December 31, 2020. The weighted average remaining lease term is 3.2 years as of December 31, 2020.

The following is a schedule of the maturities of operating lease liabilities for the next five years as of December 31, 2020, and thereafter, as were taken into account in the calculation of the operating lease liabilities as of December 31, 2020:

2021	$954
2022	803
2023	381
2024	243
2025	258
Thereafter	1,032
Total leases payments	3,671
Less - discount	566
Operating lease liabilities (*)	$3,105

(*)	Excluding liabilities held for sale

As of December 31, 2020, the weighted average discount rate of those operating leases is approximately 5.4%.

Operating lease costs and cash paid for amounts included in the measurement of the lease liabilities, excluding liabilities held for sale, were approximately $906 and $868, respectively, during the year ended December 31, 2020. Operating lease costs and cash paid for amounts included in the measurement of the lease liabilities, excluding liabilities held for sale, were approximately $700 during the year ended December 31, 2019. Operating lease costs include fixed payments and variable payments that depend on an index or rate. There are no other significant variable lease payments.

The Company does not have any material leases, individually or in the aggregate, classified as a finance leasing arrangement.

On Track Innovations Ltd.

and Subsidiaries

Notes to the Consolidated Financial Statements

US dollars, NIS and Euro in thousands, except share and per share data

Note 19 – Related party

Regarding to transaction and balance with a related party, Ivy, as of December 31, 2020, see Note 9. See also Note 20 about subsequent events.

Note 20 – Subsequent events

A.	Regarding to an agreement to sell ASEC, including its Mass Transit Ticketing operation, as signed subsequent to the balance sheet date, see Notes 1B(2) and 15.

B.	Regarding to convertible short-term loan in amount of $975, out of which $875 was received from a controlling shareholder on January 28, 2021, see Note 9.

C.	Subsequent to the balance sheet date, the Company granted 602,500 options to its employees, out of which 100,000 and 50,000 were granted to the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, respectively. Each option shall be exercisable to one ordinary share of the Company upon payment exercise price of $0.22. The options will be subject to a three-year vesting period starting on the grant date so that each portion of 200,833 options shall vest on each of the first, second and third anniversaries of the grant date.

In addition, the Company granted to its new director, Uri Arazy, 30,000 options, whose terms are similar to the terms of the options mentioned above, except the exercise price that amounted to $0.36.