Form 10-Q
period 2021-03-31
ON TRACK INNOVATIONS LTD
filed 2021-05-13
CIK 1021604

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

Yes ☐     No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 53,824,377 Ordinary Shares outstanding as of May 10, 2021.

ON TRACK INNOVATIONS LTD.

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

ON TRACK INNOVATIONS LTD. AND ITS SUBSIDIARIES

INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As of March 31, 2021

(Unaudited)

On Track Innovations Ltd.

and its Subsidiaries

Interim Unaudited Condensed Consolidated Financial Statements as of March 31, 2021

On Track Innovations Ltd.

and its Subsidiaries

Interim Unaudited Condensed Consolidated Balance Sheets

US dollars in thousands except share data

	March 31	December 31
	2021	2020
Assets

Current assets
Cash and cash equivalents	$979	$1,377
Short-term investments	105	105
Trade receivables (net of allowance for doubtful accounts of $608 and $620 as of March 31, 2021 and December 31, 2020, respectively)	1,759	1,148
Other receivables and prepaid expenses	645	695
Inventories	2,369	2,479
Assets from discontinued operations - held for sale	6,559	6,358
Total current assets	12,416	12,162

Non-current assets
Long term restricted deposit for employee benefits	493	511
Severance pay deposits	396	411
Property, plant and equipment, net	715	752
Intangible assets, net	229	247
Right-of-use assets due to operating leases	2,723	2,903
Total non-current assets	4,556	4,824

Total Assets	$16,972	$16,986

The accompanying notes are an integral part of these interim unaudited condensed consolidated financial statements.

On Track Innovations Ltd.

and its Subsidiaries

Interim Unaudited Condensed Consolidated Balance Sheets

US dollars in thousands except share data

	March 31	December 31
	2021	2020
Liabilities and Equity

Current Liabilities
Short-term bank credit and current maturities of long-term bank loans	$1,109	$542
Convertible short-term loan from a controlling shareholder	8	625
Trade payables	1,507	1,667
Other current liabilities	2,347	2,283
Liabilities from discontinued operations - held for sale	5,959	5,829
Total current liabilities	10,930	10,946

Long-Term Liabilities
Long-term loans, net of current maturities	8	14
Long-term liabilities due to operating leases, net of current maturities	2,097	2,343
Accrued severance pay	949	977
Total long-term liabilities	3,054	3,334
Total Liabilities	13,984	14,280

Commitments and Contingencies, see note 6

Equity
Ordinary shares of NIS 0.1 par value: Authorized – 100,000,000 shares as of March 31, 2021 and December 31, 2020; issued: 55,003,076 shares as of March 31, 2021 and December 31, 2020; outstanding: 53,824,377 shares as of March 31, 2021 and December 31, 2020	1,423	1,423
Additional paid-in capital	230,789	227,209
Treasury shares at cost - 1,178,699 shares as of March 31, 2021 and December 31, 2020	(2,000)	(2,000)
Accumulated other comprehensive loss	(1,098)	(961)
Accumulated deficit	(226,126)	(222,965)
Total Equity	2,988	2,706

Total Liabilities and Equity	$16,972	$16,986

The accompanying notes are an integral part of these interim unaudited condensed consolidated financial statements.

On Track Innovations Ltd.

and its Subsidiaries

Interim Unaudited Condensed Consolidated Statements of Operations

US dollars in thousands except share and per share data

	Three months ended March 31
	2021	(*) 2020
Revenues
Sales	$2,387		$3,343
Software as a Service (“SaaS”)	382		324
Total revenues	2,769		3,667

Cost of revenues
Cost of sales	1,366		2,021
Total cost of revenues	1,366		2,021

Gross profit	1,403		1,646

Operating expenses
Research and development	838		893
Selling and marketing	605		698
General and administrative	746		802
Total operating expenses	2,189		2,393

Operating loss from continuing operations	(786)		(747)

Loss from change in fair value of embedded derivative	(1,974)		-
Other financial income, net	4		176
Financial (expenses) income, net	(1,970)		176

Loss from continuing operations before taxes on income	(2,756)		(571)

Income tax benefits (expenses), net	13		(5)

Loss from continuing operations	(2,743)		(576)
Loss from discontinued operations	(418)		(93)

Net loss	$(3,161)		$(669)

Basic and diluted net loss attributable to shareholders per ordinary share
From continuing operations	$(0.05)		$(0.01)
From discontinued operations	$(0.01)	$	(** )
	$(0.06)		$(0.01)

Weighted average number of ordinary shares used in computing basic and diluted net loss per ordinary share	53,824,377		47,790,091

(*)	Reclassified to conform with the current period presentation, see Note 1C(2).

(**)	Less than $0.01 per ordinary share.

The accompanying notes are an integral part of these interim unaudited condensed consolidated financial statements.

On Track Innovations Ltd.

and its Subsidiaries

Interim Unaudited Condensed Consolidated Statements of Comprehensive Loss

US dollars in thousands

	Three months ended March 31
	2021	(*) 2020
Total comprehensive loss:
Net loss	$(3,161)	$(669)
Exchange differences on translation of foreign continuing operations	(85)	18
Exchange differences on translation of foreign discontinued operations	(52)	(312)

Total comprehensive loss	$(3,298)	$(963)

(*)	Reclassified to conform with the current period presentation, see Note 1C(2).

The accompanying notes are an integral part of these interim unaudited condensed consolidated financial statements.

On Track Innovations Ltd.

and its Subsidiaries

Interim Unaudited Condensed Consolidated Statements of Changes in Equity

US dollars in thousands

	Number of		Additional	Treasury	Accumulated other comprehensive
	Shares	Share	paid-in	Shares	Income	Accumulated	Total
	issued	capital	capital	(at cost)	(loss)	deficit	equity
Balance as of December 31, 2019	47,963,076	$1,226	$225,970	$(2,000)	$(974)	$(216,832)	$7,390

Changes during the three month period ended March 31, 2020:

Issuance of shares, net of issuance costs of $8	1,040,000	30	170	-	-	-	200
Stock-based compensation	-	-	12	-	-	-	12
Foreign currency translation adjustments	-	-	-	-	(294)	-	(294)
Net loss	-	-	-	-	-	(669)	(669)
Balance as of March 31, 2020	49,003,076	$1,256	$226,152	$(2,000)	$(1,268)	$(217,501)	$6,639

Balance as of December 31, 2020	55,003,076	$1,423	$227,209	$(2,000)	$(961)	$(222,965)	$2,706

Changes during the three month period ended March 31, 2021:

Classification of embedded derivative from liability to equity (*)	-	-	3,566	-	-	-	3,566
Stock-based compensation	-	-	14	-	-	-	14
Foreign currency translation adjustments	-	-	-	-	(137)	-	(137)
Net loss	-	-	-	-	-	(3,161)	(3,161)
Balance as of March 31, 2021	55,003,076	$1,423	$230,789	$(2,000)	$(1,098)	$(226,126)	$2,988

(*)	See Note 5

The accompanying notes are an integral part of these interim unaudited condensed consolidated financial statements.

On Track Innovations Ltd.

and its Subsidiaries

Interim Unaudited Condensed Consolidated Statements of Cash Flows

US dollars in thousands

	Three months ended March 31
	2021	(*) 2020
Cash flows from continuing operating activities
Net loss from continuing operations	$(2,743)	$(576)
Adjustments required to reconcile net loss to net cash provided by continuing operating activities:
Stock-based compensation related to options issued to employees and others	14	12
Accrued interest and linkage differences, net	(169)	(156)
Transaction expenses related to convertible short-term loan received from shareholders	10	-
Loss from change in fair value of embedded derivative	1,974	-
Depreciation and amortization	100	108
Deferred tax benefits, net	(13)	(11)
Changes in operating assets and liabilities:
Change in accrued severance pay, net	(13)	(8)
Increase in trade receivables, net	(764)	(867)
Decrease in other receivables and prepaid expenses	50	55
Decrease in inventories	110	386
(Decrease) increase in trade payables	(169)	429
Increase in other current liabilities	152	596
Net cash used in continuing operating activities	(1,461)	(32)

Cash flows from continuing investing activities
Purchase of property and equipment and intangible assets	(29)	(103)
Change in short-term investments, net	-	1,509
Net cash (used in) provided by continuing investing activities	(29)	1,406

Cash flows from continuing financing activities
(Decrease) increase in short-term bank credit, net	(1,160)	111
Convertible short-term loan received from shareholders, net of transaction expenses	961	-
Repayment of long-term loans	(2)	(5)
Proceeds from issuance of shares, net of issuance costs	-	200
Net cash (used in) provided by continuing financing activities	(201)	306

Net cash provided by (used in) discontinued operating activities	3	(1,434)
Net cash provided by (used in) discontinued investing activities	2,091	(66)
Net cash provided by discontinued financing activities	-	49
Total net cash provided by (used in) discontinued operations	2,094	(1,451)

Effect of exchange rate changes on cash and cash equivalents	(98)	(135)

Increase in cash, cash equivalents and restricted cash	305	94
Cash, cash equivalents and restricted cash - beginning of the period (**)	2,499	2,648

Cash, cash equivalents and restricted cash - end of the period (**)	$2,804	$2,742

(*)	Reclassified to conform with the current period presentation, see Note 1C(2).

(**)	Including cash and cash equivalents from discontinued operations held for sale. See also Note 8.

The accompanying notes are an integral part of these interim unaudited condensed consolidated financial statements.

On Track Innovations Ltd.

and its Subsidiaries

Interim Unaudited Condensed Consolidated Statements of Cash Flows (cont’d)

US dollars in thousands

	Three months ended March 31
	2021		2020
Supplementary cash flows activities:
Cash paid during the period for:
Interest paid	$	(*) 22		$23
Income taxes paid		$-	$	(**) 31
Income tax refund received		$6		$-

(*)	Including $7 that derives from discontinued operations.
(**)	Derives from discontinued operations.

Supplemental disclosures of non-cash flow information
Payables due to transaction expenses related to convertible short-term loan received from shareholders	$38		$-
Payables due to purchase of property and equipment and intangible assets	$30		$62
Payables due to purchase of property and equipment and intangible assets from discontinued operations - held for sale	$-	$	(*) 112
Classification of embedded derivative from liability to equity	$3,566		$-

(*)	Derives from discontinued operations

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

The Company’s ordinary shares are quoted for trading on the OTCQX market (formerly listed on the Nasdaq Capital Market until October 31, 2019).

At March 31, 2021, the Company operates in two operating segments: (a) Retail, and (b) Petroleum (see Note 11). The Company completed the sale of its Mass Transit Ticketing operation in April 2021, subsequent to the balance sheet date (see Note 1C(2)). The Company has determined that the sale of the Mass Transit Ticketing business qualifies as held for sale and as a discontinued operation as of March 31, 2021 and December 31, 2020. Accordingly, the results and the cash flows of this operation for all reporting periods are presented in the statements of operations and in the statements of cash flows, respectively, as discontinued operations separately from continuing operations

B.	Interim Unaudited Financial Information

The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements and therefore should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

In the opinion of management, all adjustments considered necessary for a fair statement, consisting of normal recurring adjustments, have been included. Operating results for the three month period ended March 31, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021.

Use of Estimates:

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the assets, liabilities, revenue, costs, expenses and accumulated other comprehensive loss that are reported in the Interim Consolidated Financial Statements and accompanying disclosures. These estimates are based on management’s best knowledge of current events, historical experience, actions that the Company may undertake in the future and on various other assumptions that are believed to be reasonable under the circumstances. As a result, actual results may be different from these estimates.

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

On April 20, 2016, the purchaser of the Smart ID division, SuperCom Ltd. (“SuperCom”), and the Company entered into a settlement agreement resolving certain litigation between SuperCom and the Company pursuant to which SuperCom paid the Company $2,050 and agreed to pay the Company up to $1,500 in accordance with and subject to a certain earn-out mechanism. In November 2017, the Company commenced an arbitration procedure with SuperCom, in which the Company claims that additional earn-out payments have not been paid to the Company. SuperCom raised claims against the Company during the arbitration for material damages. An arbitration decision was issued on December 24, 2018 in the Company’s favor and denied SuperCom’s claims. The arbitrator ordered SuperCom to disclose the financial information regarding the earn-out payments that the Company is entitled to receive, and to pay the Company accordingly, or otherwise pay the Company approximately $1,300 that reflects the maximum earn-out amount that has not yet been paid to the Company by SuperCom. The arbitration verdict was approved as a court’s verdict in June 2019, but SuperCom failed to disclose the financial information in the way it should have done according to the arbitration decision. Therefore, in December 2019 the Company submitted a complementary claim to the arbitrator, asking for a final award that includes a final payment by SuperCom (as opposed to merely disclosing information). On January 21, 2021, after conclusion of the evidence phase in the arbitration, and after the Company already filed its summaries, SuperCom submitted new documents claiming that these include the missing financial information. Following the submission of these documents, on February 9, 2021, the Company submitted an application claiming that implementing the contractual sanction mechanism on the amounts presented in these documents testifies to the Company’s entitlement to the maximum earn-out amount, and, therefore, the arbitrator is requested to order that the parties will complete their summaries and then a verdict will be given. On March 8, 2021, the arbitrator accepted the Company’s application and on April 11, 2021, the Company submitted complementary summaries. The Company is now awaiting the submission of SuperCom’s summaries, following which the Company may submit a response summary.

The Company records the earn-out payments only when the consideration is determined to be realizable. The Company did not record or receive any contingent consideration during the three months ended March 31, 2021 and 2020.

On Track Innovations Ltd.

and Subsidiaries

Notes to the Interim Unaudited Condensed Consolidated Financial Statements

US dollars, NIS and Euro in thousands, except share and per share data

Note 1 - Organization and Basis of Presentation (cont’d)

C.	Divestiture of operations (cont’d)

2.	On March 29, 2021 the Company entered into an agreement (the “Sale Agreement”) for the sale of 100% of the issued and outstanding share capital of its wholly owned Polish subsidiary, ASEC S.A. (“ASEC”), with Vector Software SP. Z O.O. (the “Buyer”). ASEC is headquartered in Krakow, Poland, and has been conducting the Company’s Mass Transit Ticketing business in Europe.

The sale of ASEC was completed on April 21, 2021. The Company has determined that the sale of the Mass Transit Ticketing business qualifies as held for sale and as a discontinued operation as of March 31, 2021 and December 31, 2020. Accordingly, the results and the cash flows of this operation for all reporting periods are presented in the statements of operations and in the statements of cash flows, respectively, as discontinued operations separately from continuing operations. In addition, assets and liabilities of the Polish subsidiary and assets and liabilities related to the Mass Transit Ticketing operation that have not yet been actually sold as of March 31, 2021, are presented as assets and liabilities held for sale in the balance sheets as of March 31, 2021 and December 31, 2020.

The consideration for ASEC after reduction of some working capital adjustments, as agreed in April 2021, is approximately $2,700, out of which: (I) approximately $2,100 (the “First Installment”), was transferred from the Buyer to ASEC at the end of March 2021 in order to repay Polish bank loans, out of which approximately $1,700 was repaid as of March 31, 2021 and a loan of approximately $400 was repaid at the beginning of April 2021. The First Installment is presented as held for sale in the balance sheet as of March 31, 2021, and as cash provided by discontinued investing activities in the statements of cash flows for the three months ended March 31, 2021; and (II) $600 (the “Net Consideration”) was paid by the Buyer to the Company in April 2021 and increased the Company’s financial resources. As of March 31, 2021, the Company recognized a loss from impairment of assets in amount of $29 that reflects the difference between the book value of ASEC’s assets, net of liabilities, and the Net Consideration.

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

The Company has had recurring losses and has an accumulated deficit as of March 31, 2021 of $226,126. The Company also has a payable balance on its short-term bank loans, that is due within the next 12 months, of $1,109 and a convertible short-term loan from shareholders of $1,600 (out of which only an amount of $8 is presented as liability), that, if not converted, would mature in the second quarter of 2021 (see also Note 5) as of March 31, 2021. This amount does not include short-term loans held for sale.

Since inception, the Company’s principal sources of liquidity have been revenues, proceeds from sales of equity securities (regarding to the issuance of shares during last two years, see Note 10), borrowings from banks, government and shareholders, including convertible loans, proceeds from the exercise of options and warrants as well as proceeds from the divestiture of parts of the Company’s businesses. The Company had cash, cash equivalents and short-term investments representing bank deposits of $1,084 (of which an amount of $105 has been pledged as security for certain items), excluding cash and cash equivalents held for sale, as of March 31, 2021.

On Track Innovations Ltd.

and Subsidiaries

Notes to the Interim Unaudited Condensed Consolidated Financial Statements

US dollars, NIS and Euro in thousands, except share and per share data

Note 1 - Organization and Basis of Presentation (cont’d)

D.	Liquidity and Capital Resources (cont’d)

The recent deterioration in the coronavirus (“COVID-19”) pandemic situation in Poland led to an almost complete stop to the Company’s Mass Transit Ticketing sales business, which negatively impacted the Company’s cash flow since March 2020. On April 21, 2021, subsequent to the balance sheet date, the Company completed the sale of ASEC, including its Mass Transit Ticketing activity - see Note 1C(2). Further, in December 2020 and January 2021, the Company borrowed a loan, in two tranches aggregating $1,600, from its controlling shareholder and another shareholder that, if not converted, would mature in the second quarter of 2021.

The Company’s management has taken cost reduction steps, including material reductions in the salaries of its management and employees, and has been working for the past few months on updating the Company’s strategy for the coming years in order to realize its potential, resume its growth, and ultimately create shareholder value. The Company is attempting to raise additional funds and to increase its cash. The Company commenced a rights offering in April 2021, which expires in May 2021 – See Note 10B. Based on the commitment letter of the Company’s controlling shareholder pursuant to which it committed to exercise its basic subscription rights as part of the rights offering and its over-subscription privilege for up to approximately $2,800 in the aggregate, subject, however, to the limitations as mentioned in Note 10B, the Company believes that the Company has sufficient capital resources to fund its operations for at least the next 12 months. In addition, the Company engaged an investment bank to explore strategic options and is investing resources in this process.

In connection with the outbreak of COVID-19, the Company has taken steps to protect its workforce in Israel, the United States, Poland, South Africa and elsewhere. Such steps include working from home where possible, minimizing face-to-face meetings, utilizing video conference as much as possible, social distancing at facilities and elimination of all international travel. The Company continues to comply with all local health directives.

So far, the main direct impact of the COVID-19 pandemic was a decrease in the Company’s revenues derived from Mass Transit Ticketing activity in the Polish market. The revenues from this operation, that were relatively stable during the year preceding the COVID-19 outbreak, decreased by $295 in the first quarter of 2021 compared to the first quarter of 2020, mainly due to lockdowns and other restrictions and consequences of the COVID-19 as started in March 2020. On April 21, 2021, the Company sold ASEC, including its Mass Transit Ticketing activity, as mentioned above. The results, including the revenues, and the cash flows of the Mass Transit Ticketing operation for all reporting periods are presented in the statements of operations and in the statements of cash flows, respectively, as discontinued operations separately from continuing operations.

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

Notes to the Interim Unaudited Condensed Consolidated Financial Statements

US dollars, NIS and Euro in thousands, except share and per share data

Note 2 – Significant Accounting Policies

Except as described in Note 2A below, these interim unaudited condensed consolidated financial statements have been prepared according to the same accounting policies as those discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

A.	Recently Adopted Accounting Pronouncements

In December 2019, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, which simplifies the accounting for income taxes. This ASU, among other things, removes the exception to the incremental approach for intra-period allocation of tax expense when a company has a loss from continuing operations and income from other items that are not included in continuing operations, such as income from discontinued operations, or income recorded in other comprehensive income. The general rule under Accounting Standards Codification (“ASC”) 740-20-45-7 is that the tax effect of pretax income or loss from continuing operations should be determined by a computation that does not consider the tax effects of items that are not included in continuing operations. Previously, companies could consider the impact on a loss from continuing operations of items in discontinued operations or other comprehensive income. However, under the amended guidance, companies should not consider the effect of items outside of continuing operations in calculating the tax effect on continuing operations. The Company adopted ASU 2019-12 as of January 1, 2021. The adoption of this accounting standard did not have a material effect on our financial position, results of operations and cash flows.

B.	Recent accounting pronouncements

1.	In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326). The main objective of this ASU is to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. To achieve this objective, the amendments in this ASU replace the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. The amendments affect entities holding financial assets and net investment in leases that are not accounted for at fair value through net income. The amendments affect loans, debt securities, trade receivables, net investments in leases, off-balance-sheet credit exposures, reinsurance receivables, and any other financial assets not excluded from the scope that have the contractual right to receive cash. ASU 2016-13 is effective for the Company for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. Early adoption is permitted for fiscal years beginning after December 15, 2018. The Company currently does not expect the adoption of this accounting standard to have a material impact on its consolidated financial statements.

2.	In August 2020, the FASB issued ASU 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40). This pronouncement simplifies the accounting for certain financial instruments with characteristics of liabilities and equity, including convertible instruments and contracts on an entity’s own equity. Specifically, the ASU simplifies accounting for convertible instruments by removing major separation models required under current accounting standard. In addition, the ASU removes certain settlement conditions that are required for equity contracts to qualify for it and simplifies the diluted earnings per share calculations in certain areas. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2021. Early adoption is permitted for annual period beginning after December 15, 2020. The Company is currently evaluating the impact that this new guidance will have on its consolidated financial statements.

On Track Innovations Ltd.

and Subsidiaries

Notes to the Interim Unaudited Condensed Consolidated Financial Statements

US dollars, NIS and Euro in thousands, except share and per share data

Note 3 - Other Receivables and Prepaid Expenses

	March 31	December 31
	2021	2020
Government institutions	$43	$104
Prepaid expenses	252	257
Suppliers advance	293	227
Other receivables	57	107
	$645	$695

Note 4 - Other Current Liabilities

	March 31	December 31
	2021	2020
Employees and related expenses	$691	$516
Accrued expenses	882	811
Customer advances	31	142
Short-term liabilities due to operating leases and current maturities	713	762
Other current liabilities	30	52
	$2,347	$2,283

On Track Innovations Ltd.

and Subsidiaries

Notes to the Interim Unaudited Condensed Consolidated Financial Statements

US dollars, NIS and Euro in thousands, except share and per share data

Note 5 - Convertible short-term loan from shareholders

On December 9, 2020, the Company entered into a loan financing agreement (the “Loan Agreement”), with Jerry L. Ivy, Jr., Descendants’ Trust (“Ivy”, or the “Lender”), the Company’s Controlling Shareholder (as such term is defined under the Israeli Companies Law, 5759-1999, as amended (the “Companies Law”)). The Loan Agreement provides that the Lender will extend a loan to the Company in the amount of up to $1,500, payable in two tranches: one of $625 at the initial closing that took place on December 17, 2020, and the other of $875 at the second closing that took place on January 28, 2021. The amount lent under the Loan Agreement is secured pursuant to a debenture (the “Debenture”) by a first priority floating charge over all the Company’s tangible or intangible assets and other property, the Company owns, subject only to certain permitted security interests, as set forth in Loan Agreement. The amount lent under the Loan Agreement and all accrued interest matures on June 17, 2021 (the “Maturity Date”), and will be payable in full on the Maturity Date, provided that the maturity date can be extended by six months at the sole option of Ivy. The amount lent bears interest on all outstanding principal at an interest rate of 8.0% per annum, or the Interest; provided, however, that upon an extension of the maturity period beyond the Maturity Date, the Interest will automatically increase, effective as of the Maturity Date, to the rate of 10.0% per annum. Also, in case of an extension of the Maturity Date, the accrued interest for the first six months for which the Loan Amount has been outstanding will be payable by the Company to the Lender at the time of the extension, and the accrued Interest for the extension period will be payable by the Company on the extended maturity date. In addition, the Company may repay the amount lent, in whole and not in part, and any accrued Interest thereon, at any time prior to the Maturity Date (as it may be extended), in its sole discretion. On March 2, 2021, the Company obtained shareholders’ approval to the grant of a right to Ivy, pursuant to which, at any time prior to the repayment in full of the amount lent, together with Interest accrued and all other amounts outstanding under the Agreement (the “Secured Amount”), Ivy will be entitled, at its sole discretion, to demand to convert (the “Conversion Right”) the entire Secured Amount into the Company’s Ordinary Shares, at a price per share equal to the lower of (a) $0.20 per share (subject to adjustment in the event of any bonus shares, combinations or splits) and (b) a price per share reflecting a discount to the average closing bid price of an Ordinary Share over the 20 trading days preceding the Initial Closing (the “Benchmark Price”) ($0.248), as follows: (i) if conversion occurs until March 17, 2021 (no later than three months after the initial closing), the conversion price per share will be $0.1984 (reflects discount of 20% of the Benchmark Price); (ii) if conversion occurs between March 18, 2021, and June 17, 2021 (more than three months but no later than six months after the initial closing), the conversion price per share will be $0.1736 (reflects discount of 30% of the Benchmark Price); (iii) if conversion occurs after June 17, 2021 (more than six months after the initial closing (to the extent extended in accordance with the terms of the Loan Agreement)), the conversion price per share will be $0.124 (reflects discount of 50% of the Benchmark Price); and (iv) if conversion occurs upon an event of default, the conversion price per share will be $0.124 (reflects discount of 50% of the Benchmark Price).

Pursuant to the Loan Agreement, the Conversion Right will become effective only following the approval thereof by the shareholders of the Company in accordance with the requirements of the Companies Law, which approval applies to a controlling shareholder transaction that includes a private offering that may increase the holdings of a controlling shareholder to and above 45% of the share capital of the Company, and will be deemed of no force or effect at any time prior to obtaining such Shareholders’ Approval, if at all. The Company obtained such shareholders’ approval on March 2, 2021.

The Loan Agreement includes customary events of default, including, among others, failures to repay any amounts due to the Lender, breaches or defaults under the terms of the Agreement, etc. If an event of default occurs, the Secured Amount shall immediately become due and payable, without the need for any notice by the Lender.

The Loan Agreement was subsequently amended to allow for an additional lender (“the additional lender”) to lend $100 under the same terms as Ivy. Accordingly, the aggregate gross amount the Company received under the Loan Agreement is $1,600, out of which $975 took place as part of the second closing on January 28, 2021.

On Track Innovations Ltd.

and Subsidiaries

Notes to the Interim Unaudited Condensed Consolidated Financial Statements

US dollars, NIS and Euro in thousands, except share and per share data

Note 5 - Convertible short-term loan from shareholders (cont’d)

In accordance with ASC 815-15-25, Derivatives and Hedging, the conversion feature (“the conversion component”) was considered embedded derivative instrument. Since, as described above, the conversion component was required to be approved by the shareholders of the Company, the conversion component did not qualify for the scope exception under ASC 815-10-15-74(a). Therefore, the conversion component is to be recorded separately from the loan component. The conversion component is measured both initially and in subsequent periods until obtaining the shareholders’ approval of the Conversion Right, at fair value, with changes in fair value charged to finance expenses, net.

The fair value of the conversion component at the initial closing, December 17, 2020, was estimated using the Trinomial model based on the assumptions, as follows:

Expected volatility (%)	125.2%
Risk-free interest rate (%)	0.09%
Expected dividend yield	0%
Contractual term (years)	0.500
Conversion price (US dollars per share)	0.124
Underlying Share price (US dollars per share)	0.220

Based on the Trinomial model, the fair value of the conversion component of the initial closing was $617 as of December 17, 2020. Accordingly, the loan component at the initial closing was $8 as of December 17, 2020.

There were no significant changes in the model assumptions as of December 31, 2020, compared to the assumptions as of December 17, 2020, as mentioned above. Therefore, the conversion component and the loan component were $617 and $8, respectively, as of December 31, 2020. Both components were presented as Convertible short-term loan from a controlling shareholder within the short-term liabilities as of December 31, 2020.

The fair value of the conversion component at the second closing, January 28, 2021, was estimated using the Trinomial model based on the assumptions, as follows:

Expected volatility (%)	103.23%
Risk-free interest rate (%)	0.075%
Expected dividend yield	0%
Contractual term (years)	0.386
Conversion price (US dollars per share)	0.124
Underlying Share price (US dollars per share)	0.240

Based on the Trinomial model, the entire proceeds of the second closing in amount of $975 were allocated to the conversion component and the residual balance of the of the loan component of the second closing is zero.

The table below summarizes the balances of the conversion components and the loan components of the initial closing and the second closing, as follows:

	Conversion component	Loan component	Total
Initial closing	$617	$8	$625
Second closing	975	-	975
	$1,592	$8	$1,600

On Track Innovations Ltd.

and Subsidiaries

Notes to the Interim Unaudited Condensed Consolidated Financial Statements

US dollars, NIS and Euro in thousands, except share and per share data

Note 5 - Convertible short-term loan from shareholders (cont’d)

On March 2, 2021, the Company obtained shareholders’ approval of the Conversion Right. At this shareholders meeting date, the fair value of the conversion component of both the initial closing and second closing was estimated using the Trinomial model based on the assumptions, as follows:

Expected volatility (%)	107.34%
Risk-free interest rate (%)	0.044%
Expected dividend yield	0%
Contractual term (years)	0.296
Conversion price (US dollars per share)	0.124
Underlying Share price (US dollars per share)	0.390

The change in the fair value of the conversion component is as follows:

Conversion component
Fair value before the shareholders’ approval date	$1,592
Change in fair value (*)	1,974
Fair value at the shareholders’ approval date	$3,566

(*)	This amount is recorded as loss from change in fair value of embedded derivative as part of the financial expenses in the statements of operations.

Following the shareholders’ approval of the Conversion Right on March 2, 2021, the conversion component is qualifying for the scope exception under ASC 815-10-15-74(a). In accordance with ASC 815-15-35-4, since the embedded conversion option in the convertible debt no longer meets the bifurcation criteria, the fair value of the conversion component, in the amount of $3,566, was reclassified from short-term liability to shareholders equity at this approval date.

Additional financial expenses derive from the convertible loan are summarized in the table, as follows:

	Three months ended
	March 31, 2021	December 31, 2020
Transaction expenses	$10	$90
Interest expenses (*)	26	2
	$36	$92

(*)	Including interest expenses of $25 and $2 to Ivy, the controlling shareholder, during the three months ended March 31, 2021, and December 31, 2020, respectively. The accrued interest expenses are included in ‘other current liabilities’.

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

Despite the fact that, based on the assessment of the Company’s external legal counsel, the likelihood to succeed in the arbitration process (or other legal procedure in that matter) is high, the Company did not record an indemnification asset as of March 31, 2021, and December 31, 2020, in accordance with accounting standard ASC 450, “Contingencies”.

2.	On June 12, 2019, Merwell submitted a complementary claim against the Company in arbitration, with respect to the additional financial details that Merwell claims that the Company was ordered to provide according to the arbitration verdict from February 21, 2016, and additional payments that Merwell claims that the Company is obligated to pay Merwell. The said financial details refer to the quantity of smart driving licenses that Merwell claims were issued in the later period of a project in Tanzania in which Merwell claims to have provided services to the Company. Merwell claims that despite the Company’s failure to provide the details, Merwell obtained the details independently from other sources, and they indicate that the Company is obligated to pay Merwell an additional amount of approximately $1,618, and there might be additional amounts to be claimed in the future, as additional information might be found from time to time. On March 4, 2020, the Company submitted a response to this complementary claim, rejecting Merwell’s claims. On September 16, 2020, Merwell filed a request to amend the additional amount claimed from approximately $1,618 to approximately $3,012. On April 8, 2021, the arbitrator ordered the parties to submit their written testimonies – Merwell by May 8, 2021, and the Company by June 8, 2021. As mentioned above, the Company is conducting in parallel a separate arbitration process against SuperCom in that matter, as the Company deems SuperCom to be liable for all the costs and liabilities arising out of this claim. Based on the assessment of the Company’s external legal counsel, given the preliminary stage of the procedure, it is difficult, at this point, to estimate the chances of Merwell’s claims for a complementary arbitration verdict.

On Track Innovations Ltd.

and Subsidiaries

Notes to the Interim Unaudited Condensed Consolidated Financial Statements

US dollars, NIS and Euro in thousands, except share and per share data

Note 6 - Commitments and Contingencies (cont’d)

A.	Legal claims (cont’d)

3.	In October 2013, a financial claim was filed against the Company and its then French subsidiary, Parx France (in this paragraph, together, the “Defendants”), in the Commercial Court of Paris, France (in this paragraph, the “Court”). The sum of the claim is €1,500 (approximately $1,760) and is based on the allegation that the plaintiff sustained certain losses in connection with Defendants not granting the plaintiff exclusive marketing rights to distribute and operate the Defendants’ PIAF Parking System in Paris and the Ile of France. On October 25, 2017, the Court issued its ruling in this matter dismissing all claims against the Company but ordering Parx France to pay the plaintiff €50 ($59) plus interest in damages plus another approximately €5 ($6) in other fees and penalties. As, in accordance with the sale agreement signed between the Company and Parx France, the Company is liable and shall indemnify Parx France for any amount ruled against it as part of that claim, the Company offered to pay the amounts mentioned above to the plaintiff in consideration for not filing future appeals. The Plaintiff rejected this offer and filed an appeal against Parx France and the Company claiming the sum of €503 ($590) plus interest and expenses. On November 7, 2019, the Company’s external legal counsel concluded that the appeal was inadmissible, and that it believed that the opposing claims would be dismissed. The case was pleaded before the Court and the Court is to provide its decision by July 1, 2021. Based on the assessment of the Company’s external legal counsel, the Company’s management is of the opinion that the chances of the appeal being approved against the Company are low.

4.	In July 2019, the Company received a request (the “Request”), to allow a petitioner to submit a class action, which concerns the petitioner’s claims that, inter alia, through the EasyPark card, drivers are permitted to exceed the quota of permitted hours in accordance with the instructions of various local authorities in Israel. The Request was submitted against a company incorporated by the buyer of the assets (including the parking activity) of the Israeli subsidiaries of the Company (the “Company’s Subsidiaries”) and against two other companies that operate technological means for payment for public parking spaces scattered throughout the cities. Since the majority of potential claims against the Company’s Subsidiaries relate to the period following the sale of the Company’s Subsidiaries’ assets, including the parking activity, it appears that the Company’s exposure through this channel is limited. Furthermore, even if payment will be required, the buyer would be liable for the majority of such payment. Therefore, the Company will not participate in such procedure at this stage. Based on the assessment of the Company’s external legal counsel, the exposure of the Company is low.

5.	The Company has been responding to a Subpoena from the Department of Justice and a document request from the Securities and Exchange Commission relating to an inquiry concerning a press release the Company issued on December 18, 2017. The Company has produced the requested documents, participated in voluntary interviews, and is otherwise cooperating with the inquiry. At present, the Company has not been accused of any wrongdoing and it does not currently view the inquiry as material.

6.	Regarding additional legal claims, see Note 1C(1).

On Track Innovations Ltd.

and Subsidiaries

Notes to the Interim Unaudited Condensed Consolidated Financial Statements

US dollars, NIS and Euro in thousands, except share and per share data

Note 6 - Commitments and Contingencies (cont’d)

B.	Other contingency

The Company has entered into several research and development agreements, pursuant to which the Company received grants from the Israel Innovation Authority (“IIA”), and is therefore obligated to pay royalties to the IIA at a rate of 3%-3.5% of its sales up to the amounts granted (linked to the U.S. dollar with annual interest at LIBOR as of the date of approval, for programs approved from January 1, 1999 and thereafter). The total amount of grants received as of March 31, 2021, net of royalties paid, was approximately $3,400 (including accrued interest). No grants from the IIA were received during the three months ended March 31, 2021 and 2020.

There is a dispute between the Company and the IIA in the amount of approximately NIS 3,571 ($1,071) including accrued interest (while the current debt to the IIA as presented in the Company’s financial statements amounts to approximately $167) due to a claim of the IIA about miscalculations in the amount of royalties paid by the Company and the revenues on which the Company must pay royalties. The Company has not yet completed its discussions with the IIA and intends to exhaust all options in order to resolve this matter in a favorable manner. Management believes that, at the current stage, it is more likely than not that a positive resolution will be applied to this dispute. Accordingly, no additional accrual has been recorded in the financial statements in respect of this matter.

During the three months ended March 31, 2021 and 2020, there were no royalty expenses.

C.	Guarantees

As of March 31, 2021, the Company granted a guarantee in amount of $105, with an expiration date in May 2024. In addition, as of March 31, 2021, the Company granted performance guarantees in amount of $278 related to the Mass Transit Ticketing activity. The expiration dates of those guarantees ranged from April 2021 to September 2021. Following the sale of ASEC (see Note 1C(2)), the Company is no longer subject to these guarantees in an amount of $278.

On Track Innovations Ltd.

and Subsidiaries

Notes to the Interim Unaudited Condensed Consolidated Financial Statements

US dollars, NIS and Euro in thousands, except share and per share data

Note 7 – Revenues

Disaggregation of revenue

The following tables disaggregate the Company’s revenue by major source based on categories that depict its nature and timing as reviewed by management for the three months ended March 31, 2021 and 2020:

	Three months ended March 31 2021
	Retail	Petroleum	Total
Cashless payment products (A)	$1,524	$-	$1,524

Complete cashless payment solutions (B):
Sales of products (B1)	421	239	660
SaaS and services (B2)	337	248	585
	758	487	1,245
Total revenues	$2,282	$487	$2,769

	Three months ended March 31 (*) 2020
	Retail	Petroleum	Total
Cashless payment products (A)	$2,391	$-	$2,391

Complete cashless payment solutions (B):
Sales of products (B1)	279	571	850
SaaS and other services (B2)	199	227	426
	478	798	1,276
Total revenues	$2,869	$798	$3,667

(*)	Reclassified to conform with the current period presentation, see Note 1C(2).

Performance obligations

Below is a listing of performance obligations for the Company’s main revenue streams:

A.	Cashless payment products –

The performance obligation is the selling of contactless payment products. Most of those products are Near Field Communication (NFC) readers. For such sales the performance obligation, transfer of control and revenue recognition occur when the products are delivered.

On Track Innovations Ltd.

and Subsidiaries

Notes to the Interim Unaudited Condensed Consolidated Financial Statements

US dollars, NIS and Euro in thousands, except share and per share data

Note 7 – Revenues (cont’d)

Performance obligations (cont’d)

B.	Complete cashless payment solutions –

The complete solution includes selling of products and complementary services, as follows:

1.	Sales of products –

●	Selling of contactless payment products (see A above) together with payment gateways and machine-to-machine controllers.

●	Selling of petroleum payment solutions including site and vehicle equipment.

For such sales, the performance obligation, transfer of control and revenue recognition occur when the products are delivered.

2.	SaaS and other services -

The types of arrangements and their main performance obligations are as follows:

●	To provide terminal management system licensing for software that is responsible for remote terminal management and cloud-based software licensing which provide data insights. For such services, the revenue recognition occurs as the services are rendered since the performance obligation is satisfied over time.

●	To provide technical and customer services for products. For such services, the performance obligation is satisfied over time and therefore revenue recognition occurs as the services are rendered.

The Company includes a warranty in connection with certain contracts with customers, which are not considered to be separate performance obligations. The cost to the Company of this warranty is insignificant.

Contract balances

	March 31	December 31
	2021	2020
Trade receivables, net of allowance for doubtful accounts	$1,759	$1,148
Customer advances	$31	$142

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

Notes to the Interim Unaudited Condensed Consolidated Financial Statements

US dollars, NIS and Euro in thousands, except share and per share data

Note 8 – Discontinued operations

As described in Note 1C, the Company divested its interest in the Mass Transit Ticketing activity and the SmartID division and presented these activities as discontinued operations.

Set forth below are the results of the discontinued operations:

	Three months ended March 31
	2021	(*) 2020
Revenues	$488	$783
Expenses	(877)	(876)
Other loss, net	(29)	-
Net loss from discontinued operations	$(418)	$(93)

(*)	Reclassified to conform with the current period presentation, see Note 1C(2).

The following table summarizes information about assets and liabilities from discontinued operations held for sale as of March 31, 2021 and December 31, 2020:

	March 31,	December 31,
	2021	2020
Assets held for sale from discontinued operations:
Current assets:
Cash and cash equivalents	$1,720	$1,017
Trade receivables, net of allowance for doubtful accounts of $42	348	409
Other receivables and prepaid expenses	544	454
Inventories	384	392
Property, plant and equipment, net of impairment of $29 (see Note 1C(2))	2,738	3,136
Intangible assets, net	326	370
Right-of-use assets due to operating leases	499	580
	6,559	6,358

Liabilities held for sale from discontinued operations:
Current liabilities:
Short-term bank credit and current maturities of long-term loans	583	2,339
Trade payables	1,846	1,832
Other current liabilities	2,503	443
Long-term loans, net of current maturities (*)	608	642
Long-term liabilities due to operating leases, net of current maturities (*)	341	401
Deferred tax liability	78	172
	5,959	5,829

(*)	Those liabilities were received for a long-term (more than twelve months) in ASEC, but are presented as held for sale within the current assets as of March 31, 2021, and December 31, 2020, because the Company has determined that the sale of ASEC qualifies as held for sale and as a discontinued operation as of those dates.

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

The Company, in estimating fair value for financial instruments, determined that the carrying amounts of cash and cash equivalents, trade receivables, short-term bank credit and trade payables are equivalent to, or approximate their fair value due to the short-term maturity of these instruments. The carrying amounts of variable interest rate long-term loans are equivalent or approximate to their fair value as they bear interest at approximate market rates. The liabilities held for sale include a long-term loan, that does not bear any interest, but taking into account the schedule of its maturities, its amount and the relatively current low market rates, the difference between its carrying amount and its fair value is insignificant.

As of March 31, 2021, the Company held approximately $105 of short-term bank deposits (as of December 31, 2020 - $105). As of March 31, 2021, and December 31, 2020, short-term deposits in the amount of $105 have been pledged as security in respect of guarantees granted and cannot be pledged to others or withdrawn without the consent of the bank.

Derivatives

Embedded derivatives are separated from the host contract and carried at fair value when (1) the embedded derivative possesses economic characteristics that are not clearly and closely related to the economic characteristics of the host contract and (2) a separate, standalone instrument with the same terms would qualify as a derivative instrument. The derivative is measured both initially and in subsequent periods at fair value, with changes in fair value charged to financial expenses, net. As to embedded derivatives arising from the issuance of convertible debentures, see Note 5. Transaction expenses related to the embedded derivatives are recognized as financial expenses at the date of the initial recognition.

On Track Innovations Ltd.

and Subsidiaries

Notes to the Interim Unaudited Condensed Consolidated Financial Statements

US dollars, NIS and Euro in thousands, except share and per share data

Note 10 – Equity

A.	Share capital

On December 23, 2019, the Company entered into a share purchase agreement (the “Agreement”) with Ivy and two other investors (collectively together with Ivy – “Investors”). The Agreement relates to a private placement of an aggregate of up to 12,500,000 ordinary shares of the Company for aggregate gross proceeds to the Company of up to $2,500.

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

The issuance costs were approximately $39 and $111 during 2020 and 2019, respectively. The issuance costs were approximately $8 during the first quarter of 2020.

In addition, pursuant to the terms of the Agreement, on May 5, 2020, after the consummation of the Subsequent Closing, the Board appointed an additional representative designated by Ivy. The appointment of such designee shall remain valid through the next general meeting of the Company’s shareholders or as set forth in the Articles of Association of the Company.

Regarding a convertible loan that the Company received from Ivy in December 2020 and January 2021, see Note 5.

B.	Rights Offering

We are currently conducting a rights offering (the “Rights Offering”), pursuant to a prospectus dated April 20, 2021, under which we are offering our shareholders the ability to exercise subscription rights and purchase, for every subscription right held by them as of April 14, 2021 (i.e. the record date), one ordinary share of the Company, at a purchase price of $0.174 per share, before the expiration of the Rights Offering, which is scheduled for May 19, 2021. In the event the Rights Offering will be fully subscribed for and exercised, the Company shall issue an amount of up to 18,965,517 ordinary shares for an aggregate amount of up to $3,300.

For the purpose of securing a full subscription, Ivy, the Company’s controlling shareholder, has provided a commitment letter pursuant to which it committed to fully exercise its right, while additionally requesting to exercise additional rights un-subscribed for, for up to approximately $2,825 in the aggregate, subject, however, to the limitation that such holdings, including any of its affiliates, will not exceed 45% or more of the Company’s issued and outstanding share capital after conclusion of the Rights Offering (the “Backstop Commitment”). Ivy will not receive any fee in connection with the Backstop Commitment. As of the date of this Form 10-Q, Ivy and its affiliates own approximately 28.4% of our issued and outstanding shares.

On Track Innovations Ltd.

and Subsidiaries

Notes to the Interim Unaudited Condensed Consolidated Financial Statements

US dollars, NIS and Euro in thousands, except share and per share data

Note 10 – Equity (cont’d)

C.	Stock option plans

During each of the three-month periods ended March 31, 2021 and March 31, 2020, 632,500 and 204,000 options were granted, respectively. The vesting period for the options is three years. The average exercise prices for the options that were granted during the three months ended March 31, 2021 and March 31, 2020, are $0.23 and $0.28, respectively. Those options expire up to five years after the date of grant. Any options which are forfeited or cancelled before expiration become available for future grants under the Company’s option plan. The fair value of each option granted to employees during the three months ended March 31, 2021 and March 31, 2020 was estimated on the date of grant, using the Black-Scholes model and the following assumptions:

	Three months ended March 31
	2021	2020
Expected dividend yield	0%	0%
Expected volatility (average)	113.48%	102.45%
Risk-free interest rate (average)	0.17%	0.65%
Expected life - in years	2.50	2.44

1.	Dividend yield of zero percent for all periods.

2.	Expected average volatility represents a weighted average standard deviation rate for the price of the Company’s ordinary shares on Nasdaq and on the OTCQX market, as applicable.

3.	Risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant.

4.	Estimated expected lives are based on historical grants data.

The Company’s options activity (including options to non-employees) and options outstanding and options exercisable as of December 31, 2020 and March 31, 2021, are summarized in the following table:

	Number of options outstanding	Weighted average exercise price per share
Outstanding – December 31, 2020	1,443,333	$0.54

Options granted	632,500	0.23
Options expired or forfeited	(114,665)	0.72
Outstanding – March 31, 2021	1,961,168	$0.43

Exercisable as of:
December 31, 2020	681,330	$0.83
March 31, 2021	685,014	$0.76

On Track Innovations Ltd.

and Subsidiaries

Notes to the Interim Unaudited Condensed Consolidated Financial Statements

US dollars, NIS and Euro in thousands, except share and per share data

Note 10 – Equity (cont’d)

C.	Stock option plans (cont’d)

The weighted average fair value of options granted during the three months ended March 31, 2021 and during the three months ended March 31, 2020 is $0.14 and $0.11, respectively, per option. The aggregate intrinsic value of outstanding options as of March 31, 2021 and December 31, 2020 is $222 and $5, respectively. The aggregate intrinsic value of exercisable options as of March 31, 2021 and December 31, 2020 is $36 and $2, respectively.

The following table summarizes information about options outstanding and exercisable (including options to non-employees) as of March 31, 2021:

	Options outstanding			Options Exercisable
	Number	Weighted		Number	Weighted
	outstanding	average	Weighted	Outstanding	average	Weighted
	as of	remaining	Average	as of	remaining	Average
	March 31,	contractual	Exercise	March 31,	contractual	Exercise
Range of exercise price ($)	2021	life (years)	Price ($)	2021	life (years)	Price ($)
0.20-0.90	1,605,168	4.20	0.28	329,014	3.72	0.35
1.07-1.22	356,000	1.11	1.13	356,000	1.11	1.13
	1,961,168	3.64		685,014	2.36

As of March 31, 2021, there was approximately $168 of total unrecognized compensation cost related to non-vested stock-based compensation arrangements. That cost is expected to be recognized over a weighted-average period of approximately 1.53 years.

During the three months ended March 31, 2021, and March 31, 2020, the Company recorded stock-based compensation expenses in the amount of $14 and $12, respectively, in accordance with ASC 718, Compensation-Stock Compensation.

D.	Stock options and warrants in the amounts of 15,086,837 and 1,008,000 outstanding as of March 31, 2021 and 2020, respectively, have been excluded from the calculation of the diluted net loss per ordinary share because all such securities have an anti-dilutive effect for all periods presented.

On Track Innovations Ltd.

and Subsidiaries

Notes to the Interim Unaudited Condensed Consolidated Financial Statements

US dollars, NIS and Euro in thousands, except share and per share data

Note 11 - Operating segments

For the purposes of allocating resources and assessing performance in order to improve profitability, the Company’s chief operating decision maker (“CODM”) examines two segments which are the Company’s strategic business units: (1) Retail, and (2) Petroleum.

Information regarding the results of each reportable segment is included below based on the internal management reports that are reviewed by the CODM.

	Three months ended March 31, 2021
	Retail	Petroleum	Total
Revenues	$2,282	$487	$2,769
Reportable segment gross profit (**)	1,179	233	1,412

Reconciliation of reportable segment gross profit to gross profit for the period Depreciation			(8)
Stock-based compensation			(1)
Gross profit for the period in the consolidated financial statement			$1,403

	Three months ended March 31, 2020 (*)
	Retail	Petroleum	Total
Revenues	$2,869	$798	$3,667
Reportable segment gross profit (**)	1,333	323	1,656

Reconciliation of reportable segment gross profit to gross profit for the period Depreciation			(9)
Stock-based compensation			(1)
Gross profit for the period in the consolidated financial statement			$1,646

(*)	Reclassified to conform with the current period presentation, see Note 1C(2).

(**)	Gross profit as reviewed by the CODM, represents gross profit, adjusted to exclude depreciation and stock-based compensation.

On Track Innovations Ltd.

and Subsidiaries

Notes to the Interim Unaudited Condensed Consolidated Financial Statements

US dollars, NIS and Euro in thousands, except share and per share data

Note 12 – Related party

Regarding transactions and balances with a related party, Ivy, a controlling shareholder, see Notes 5, 10A and 10B.

Note 13 – Subsequent events

1.	Regarding to completion of the sale of ASEC, including its Mass Transit Ticketing operation on April 21, 2021, see Notes 1C(2) and 8.

2.	Regarding of the Company’s rights offering in April 2021, see Note 10B.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward - Looking Statements

The statements contained in this Quarterly Report on Form 10-Q, or Quarterly Report, that are not historical facts are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 and other federal securities laws. Such forward-looking statements may be identified by, among other things, the use of forward-looking terminology such as “believes,” “intends,” “plans”, “expects,” “may,” “will,” “should,” or “anticipates” or the negative thereof or other variations thereon or comparable terminology, and similar expressions are intended to identify forward-looking statements. We remind readers that forward-looking statements are merely predictions and therefore are inherently subject to uncertainties and other factors and involve known and unknown risks that could cause the actual results, performance, levels of activity, or our achievements, or industry results, to be materially different from any actual future results, performance, levels of activity, or our achievements, or industry results, expressed or implied by such forward-looking statements. Such forward-looking statements may appear in this Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” as well as elsewhere in this Quarterly Report and include, among other statements, statements regarding the following:

●	any impact of the Corona Virus, or COVID-19, pandemic on our business and cash flow, including timing of receipt of orders and payment from our customers;

●	future sources of revenue, ongoing relationships with current and future business partners, distributors, suppliers, customers, end-user customers and resellers;

●	future costs and expenses and adequacy of capital resources;

●	our expectations regarding our short-term and long-term capital requirements and satisfaction thereof;

●	the impact of ongoing litigation on our business;

●	the results of our pending rights offering;

●	our outlook for the coming months; and

●	information with respect to any other plans and strategies for our business.

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

Our business and operations are subject to substantial risks, which increase the uncertainty inherent in the forward-looking statements contained in this Quarterly Report. Except as required by law, we undertake no obligation to release publicly the result of any revision to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Further information on potential factors that could affect our business is described among others under the heading “Risk Factors” below and in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2020 filed with the SEC. Readers are also urged to carefully review and consider the various disclosures we have made in that report.

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

To date, we have deployed over one million payment solutions to our focused unattended markets: self-service kiosk, micro-markets and vending machines, entertainment and gaming, automated teller machines, Mass Transit Ticketing Validation and fuel payments.

We operate through regional offices, supporting clients and payment industry partners with its unique contactless payment solutions.

On April 21, 2021, we sold our Polish subsidiary, ASEC S.A., or ASEC, including our Mass Transit Ticketing activity in Poland. The consideration for the sale of ASEC was agreed to equal $3 million, of which approximately $2.1 million was used to repay Polish bank loans, and which was reduced by an agreed amount of approximately $300,000 due to working capital adjustments. Following this sale, we operate in two segments: (1) Retail, and (2) Petroleum.

In addition, we engaged an investment bank to explore strategic options and are investing resources in this process.

This discussion and analysis should be read in conjunction with our interim condensed consolidated financial statements and notes thereto contained in “Item 1. Financial Statements” of this Quarterly Report and our Annual Report on Form 10-K for the fiscal year ended December 31, 2020 filed with the SEC.

Results of Operations

Discontinued operations. In April 2021, we completed the sale of 100% of the issued and outstanding share capital of ASEC. ASEC is headquartered in Krakow, Poland and had been conducting our Mass Transit Ticketing business in Poland (which was attributed to our “Retail and Mass Transit Ticketing” segment). In December 2013, we completed the sale of certain assets, certain subsidiaries and IP directly related to our SmartID division. Accordingly, the results and the cash flows from such operations for all reporting periods are presented in the statements of operations and in the statements of cash flows, respectively, as discontinued operations separately from continuing operations. All the data in this Quarterly Report that are derived from our financial statements, unless otherwise specified, exclude the results of those discontinued operations.

Three months ended March 31, 2021, compared to the three months ended March 31, 2020

Sources of Revenue

We have historically derived a substantial majority of our revenues from the sale of our products, including both complete systems and original equipment manufacturer components and also less significantly, from engineering services, customer services and technical support. In addition, we have derived revenues from Software as a Service, or SaaS. During the three months ended March 31, 2021 and March 31, 2020, the revenues that we derived from those sources are presented in two separate line items, as follows (in thousands):

	Three months ended March 31,
	2021	2020
Sales	$2,387	$3,343
SaaS	$382	$324
Total revenues	$2,769	$3,667

Sales. Sales decreased by $1.0 million, or 29%, in the three months ended March 31, 2021, compared to the three months ended March 31, 2020. The decrease is mainly attributed to a decrease of Retail segment sales in the Americas, a decrease in sales of Petroleum products in Africa and the Americas and a decrease of Retail sales in Europe, partially offset by an increase in Retail segment sales in APAC.

SaaS. SaaS revenues include monthly payments for a set of different software applications such as Terminal Management Systems, Payment gateway, and other software applications for the Retail segment, and a separate set of applications for fuel management systems supporting the Petroleum segment. Our SaaS revenues increased by $58,000, or 18%, in the three months ended March 31, 2021, compared to the three months ended March 31, 2020. The increase is mainly attributed to an increase in revenues in our Retail segment.

We have historically derived revenues from different geographical areas. The following table sets forth our revenues, by dollar amount (in thousands) and as a percentage of quarterly revenues in different geographical areas, in the three months ended March 31, 2021 and March 31, 2020:

Three months ended March 31,	Americas		Europe		Africa		APAC
2021	$873	32%	$914	33%	$368	13%	$614	22%
2020	$1,755	48%	$1,182	32%	$517	14%	$213	6%

Our revenues from sales in Americas decreased by $882,000, or 50%, in the three months ended March 31, 2021, compared to the three months ended March 31, 2020, mainly due to a decrease in sales of readers to the U.S. market.

Our revenues from sales in Europe decreased by $268,000, or 23%, in the three months ended March 31, 2021, compared to the three months ended March 31, 2020, mainly due to a decrease in Retail sales.

Our revenues from sales in Africa decreased by $149,000, or 29%, in the three months ended March 31, 2021, compared to the three months ended March 31, 2020, mainly due to a decrease in sales of Petroleum products.

Our revenues from sales in the Asia-Pacific region, or APAC, increased by $401,000, or 188%, in the three months ended March 31, 2021, compared to the three months ended March 31, 2020, mainly due to an increase in Retail sales.

Our revenues derived from outside the United States are primarily received in currencies other than the U.S. dollar and accordingly have a varying impact upon our total revenues as a result of fluctuations in exchange rates.

The following table sets forth our revenues by dollar amount (in thousands) and as a percentage of revenues by segments, during the three months ended March 31, 2021 and March 31, 2020:

Three months ended March 31,	Retail		Petroleum
2021	$2,282	82%	$487	18%
2020	$2,869	78%	$798	22%

Our revenues from Retail in the three months ended March 31, 2021 decreased by $587,000, or 20%, compared to the three months ended March 31, 2020, mainly attributed to a decrease of sales in the United States and a decrease of sales in Europe, partially offset by an increase in sales in APAC.

Our revenues in the three months ended March 31, 2021, from Petroleum decreased by $311,000, or 39%, compared to the three months ended March 31, 2020, mainly due to a decrease in sales of Petroleum products in Africa and the Americas.

Cost of Revenues and Gross Margin

Our cost of revenues, presented by gross profit and gross margin percentage, for the three months ended March 31, 2021 and March 31, 2020, were as follows (dollar amounts in thousands):

	Three months ended March 31,
Cost of revenues	2021	2020
Cost of sales	$1,366	$2,021
Gross profit	$1,403	$1,646
Gross margin percentage	51%	45%

Cost of sales. Cost of sales consists primarily of materials, as well as salaries, fees to subcontractors and related costs of our technical staff that assemble our products. The decrease of $655,000, or 32%, in the three months ended March 31, 2021, compared to the three months ended March 31, 2020, resulted primarily from a decrease in sales.

Gross margin. The increase in gross margin percentage in the three months ended March 31, 2021, compared to the three months ended March 31, 2020, is mainly attributed to a change in our revenue mix, including an increase of the ratio of our SaaS revenues out of the total revenues.

Operating expenses

Our operating expenses for the three months ended March 31, 2021 and March 31, 2020, were as follows (in thousands):

	Three months ended March 31,
Operating expenses	2021	2020
Research and development	$838	$893
Selling and marketing	$605	$698
General and administrative	$746	$802
Total operating expenses	$2,189	$2,393

Research and development. Our research and development expenses consist primarily of the salaries and related expenses of our research and development staff, as well as subcontracting expenses. The decrease of $55,000, or 6%, in the three months ended March 31, 2021, compared to the three months ended March 31, 2020, is primarily attributed to reductions in the salaries and a decrease in subcontracting expenses, partially offset by an increase derived from recruitment of new employees.

Selling and marketing. Our selling and marketing expenses consist primarily of salaries and substantially all of the expenses of our sales and marketing subsidiaries and offices in the United States, South Africa and Europe, as well as expenses related to advertising, professional expenses and participation in exhibitions and tradeshows. The decrease of $93,000, or 13%, in the three months ended March 31, 2021, compared to the three months ended March 31, 2020, is primarily attributed to a decrease in employment expenses, mainly due to reductions in salaries, and also less significantly decreases in exhibition and traveling expenses as a result of the impact of COVID-19.

General and administrative. Our general and administrative expenses consist primarily of salaries and related expenses of our executive management and financial and administrative staff. These expenses also include costs of our professional advisors (such as legal and accounting), office expenses and insurance. The decrease of $56,000, or 7%, in the three months ended March 31, 2021, compared to the three months ended March 31, 2020, is primarily attributed to a decrease in employment expenses, mainly due to reductions in the salaries of our management and employees, and also less significantly decreases in traveling expenses as a result of the impact of COVID-19.

Financing (expenses) income, net

Our financing (expenses) income, net, for the three months ended March 31, 2021 and March 31, 2020, were as follows (in thousands):

	Three months ended March 31,
	2021	2020
Loss from change in fair value of embedded derivative	$(1,974)	$-
Other financial income, net	$4	$176
Financing (expenses) income, net	$(1,970)	$176

Financing (expenses) income, net, consist primarily of financing expense related to interest payable on bank loans, bank commissions and to a change in fair value of embedded derivative in the convertible short-term loan received from shareholders, also referred to as the Convertible Loan below, partially offset by financing income related to interest earned on investments in short-term deposits and foreign exchange differentials. The change in total financing (expenses) income, net, of $2.1 million in the three months ended March 31, 2021, compared to the three months ended March 31, 2020, is mainly due to a loss from change in the fair value of embedded derivative of $2.0 million in the first quarter of 2021 and to a much lesser degree from exchange rate differential.

Net loss from continuing operations

Our net loss from continuing operations for the three months ended March 31, 2021 and March 31, 2020, was as follows (in thousands):

	Three months ended March 31,
	2021	2020
Net loss from continuing operations	$(2,743)	$(576)

The increase in our net loss from continuing operations of $2.2 million, or 376%, in the three months ended March 31, 2021, compared to the three months ended March 31, 2020, is mainly due to an increase in our financing expenses, net, due to a loss from change in fair value of embedded derivative and a decrease in our sales, partially offset by a decrease in our operating expenses, as described above.

Net loss from discontinued operations

Our net loss from discontinued operations for the three months ended March 31, 2021 and March 31, 2020, was as follows (in thousands):

	Three months ended March 31,
	2021	2020
Net loss from discontinued operations	$(418)	$(93)

The results from the Mass Transit Ticketing activity and the SmartID activity for the reporting periods are presented in the statements of operations as discontinued operations separately from continuing operations. The increase in the net loss from discontinued operations of $325,000, or 349%, in the three months ended March 31, 2021, compared to the three months ended March 31, 2020, is mainly due to an increase in loss from the Mass Transit Ticketing operation as a result of the impact of COVID-19. We completed the sale of this operation on April 21, 2021.

Net loss

Our net loss for the three months ended March 31, 2021 and March 31, 2020, was as follows (in thousands):

	Three months ended March 31,
	2021	2020
Net loss	$(3,161)	$(669)

The increase in net loss of $2.5 million, or 372%, in the three months ended March 31, 2021, compared to the three months ended March 31, 2020, is primarily due to an increase in our financing expenses, net, derived from loss from change in fair value of embedded derivative, a decrease in our sales and an increase in net loss from discontinued operations, partially offset by a decrease in our operating expenses, as described above.

Liquidity and Capital Resources

Our principal sources of liquidity since our inception have been revenues, proceeds from sales of equity securities, borrowings from banks, governments and shareholders, including convertible loans, proceeds from the exercise of options and warrants as well as proceeds from the divestiture of parts of our businesses. As of March 31, 2021, we had cash, cash equivalents and short-term investments representing bank deposits of $1.1 million (of which an amount of $105,000 has been pledged as security for certain items), excluding cash and cash equivalents held for sale.

The recent deterioration in the COVID-19 pandemic situation in Poland led to an almost complete stop to our Mass Transit Ticketing sales business, which negatively impacted our cash flow since March 2020. On April 21, 2021, we completed the sale of our wholly owned Polish subsidiary, ASEC, including our Mass Transit Ticketing activity.

In December 2020 and January 2021, we borrowed a loan, or the Convertible Loan, in two tranches aggregating $1.6 million, from Jerry Ivy, Jr. Descendants’ Trust, our controlling shareholder, and another shareholder that, if not converted, would mature on June 17, 2021. The Convertible Loan and accrued interest, may be converted, at the discretion of our controlling shareholder into our ordinary shares at a conversion price of approximately $0.174 if converted on or before June 17, 2021 and $0.124 thereafter.

Our management has taken cost reduction steps, including material reductions in the salaries of our management and employees, and has been working for the past few months on updating our strategy for the coming years in order to realize our potential and resume our growth, and ultimately create shareholder value. We are attempting to raise additional funds and to increase our cash. In April 2021, we commenced a rights offering with an aggregate price of up to $3.3 million (if fully subscribed) and a subscription price per share of $0.174. Our controlling shareholder, has provided a commitment letter pursuant to which it committed to exercise its basic subscription rights as part of the rights offering and its over-subscription privilege for up to approximately $2.8 million in the aggregate, subject, however, to the limitation that such holdings, including any of its affiliates, will not exceed 45% or more of our issued and outstanding share capital after conclusion of the rights offering. The rights offering expires on May 19, 2021. Based on the commitment letter of our controlling shareholder, we believe that we have sufficient capital resources to fund our operations for at least the next 12 months. In addition, we engaged an investment bank to explore strategic options and are investing resources in this process.

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

So far, the main direct impact of the COVID-19 pandemic was a decrease in our revenues derived from Mass Transit Ticketing activity in the Polish market. The revenues from this operation, that were relatively stable during the year preceding the COVID-19 outbreak, decreased by $295,000 in the first quarter of 2021 compared to the first quarter of 2020, mainly due to the lockdown and other restrictions and consequences of the COVID-19 as started in March 2020. On April 21, 2021, we completed the sale of ASEC, including our Mass Transit Ticketing activity, as mentioned above. The results, including the revenues, and the cash flows of the Mass Transit Ticketing operation for all reporting periods are presented in the statements of operations and in the statements of cash flows, respectively, as discontinued operations separately from continuing operations. The consideration for the sale of ASEC was agreed to equal $3 million, of which approximately $2.1 million was used to repay Polish bank loans and was reduced by an agreed upon reduction of approximately $300,000 due working capital adjustments. Accordingly, we received net cash of $600,000 from the ASEC sale in April 2021.

Another impact of COVID-19 has been on product delivery, where components’ procurement lead time is longer and a shortage in components has grown as the duration of the COVID-19 pandemic has continued. As long as the COVID-19 pandemic continues, the components’ lead time may be longer than normal and the shortage in components may continue or get worse. Therefore, we maintain a comprehensive network of world-wide suppliers.

We have seen a higher interest from a growing number of potential customers and partners as they forecasted that the need for our products will grow, yet execution of closing is still slow due to the current business environment.

It is difficult to predict what other impacts the COVID-19 pandemic may have on us.

Operating activities related to continuing operations

For the three months ended March 31, 2021, net cash used in continuing operating activities was $1.5 million primarily due to a $2.7 million net loss from continuing operations, a $764,000 increase in trade receivables, a $169,000 decrease in trade payables, a $169,000 change in accrued interest and linkage differences, $13,000 of deferred tax benefits and a $13,000 change in accrued severance pay, partially offset by a $2.0 million loss from change in fair value of embedded derivative, a $152,000 increase in other current liabilities, a $110,000 decrease in inventory, $100,000 of depreciation and amortization, a $50,000 decrease in other receivables and prepaid expenses, $14,000 of expenses due to stock-based compensation issued to employees and others and $10,000 of transaction expenses related to the convertible short-term loan received from shareholders.

For the three months ended March 31, 2020, net cash used in continuing operating activities was $32,000 primarily due to a $867,000 increase in trade receivables, a $576,000 net loss from continuing operations, a $156,000 change in accrued interest and linkage differences, $11,000 of deferred tax benefits and a $8,000 change in accrued severance pay, partially offset by a $596,000 increase in other current liabilities, a $429,000 increase in trade payables, a $386,000 decrease in inventory, $108,000 of depreciation and amortization, a $55,000 decrease in other receivables and prepaid expenses and a $12,000 of expenses due to stock-based compensation issued to employees and others.

Operating activities related to discontinued operations

For the three months ended March 31, 2021, net cash provided by discontinued operating activities was $3,000, mainly related to the Mass Transit Ticketing operations that were managed by ASEC.

For the three months ended March 31, 2020, net cash used in discontinued operating activities was $1.4 million, mainly related to the Mass Transit Ticketing operations that were managed by ASEC and to expenses derived from legal proceedings with Harel Insurance Company Ltd.

Investing and financing activities related to continuing operations

For the three months ended March 31, 2021, net cash used in continuing investing activities was $29,000, due to $29,000 of purchases of long-lived assets.

For the three months ended March 31, 2020, net cash provided by continuing investing activities was $1.4 million, due to a change of $1.5 million in short-term investments, net, partially offset by $103,000 of purchases of long-lived assets.

For the three months ended March 31, 2021, net cash used in continuing financing activities was $201,000, due to a $1.2 million decrease in short-term bank credit, net and a $2,000 repayment of long-term loans, partially offset by $961,000 proceeds from convertible short-term loan received from shareholders, net of transaction expenses.

For the three months ended March 31, 2020, net cash provided by continuing financing activities was $306,000, mainly due to $200,000 of proceeds from issuance of shares, net of issuance costs, and a $111,000 increase in short-term bank credit, net, partially offset by a $5,000 repayment of long-term loans.

Investing and financing activities related to discontinued operations

For the three months ended March 31, 2021, net cash provided by discontinued investing activities was $2.1 million mainly related to the proceeds from the sale of ASEC that were received prior to the closing to repay certain debt in Poland.

For the three months ended March 31, 2020, net cash used in discontinued investing activities was $66,000, mainly related to the purchase of long-lived assets for the Mass Transit Ticketing operations.

We had no cash flows provided by or used in discontinued financing activities in the three months ended March 31, 2021.

For the three months ended March 31, 2020, net cash provided by discontinued financing activities was $49,000, mainly related to an increase in short-term bank credit, net, for the Mass Transit Ticketing operations.

Off Balance Sheet Arrangements

We have no off balance sheet arrangements.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures - Our management, including our Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, are responsible for establishing and maintaining our disclosure controls and procedures (within the meaning of Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended, or Exchange Act). These controls and procedures are designed to ensure that information required to be disclosed in the reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information was made known to our management, including our CEO and CFO, by others within the Company, as appropriate to allow timely decisions regarding required disclosure. We evaluated these disclosure controls and procedures under the supervision of our CEO and CFO as of March 31, 2021. Based upon that evaluation, our management, including our CEO and CFO, concluded that our disclosure controls and procedures are effective as of such date.

Changes in Internal Control Over Financial Reporting - There has been no change in our internal control over financial reporting during the quarter ended March 31, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

For information with respect to legal proceedings to be disclosed under this Item, see Note 6A to the consolidated Financial Statements included under Part I Item 1 in this Quarterly Report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

In December 2020 and January 2021, we borrowed a loan, in two tranches aggregating $1.6 million, from our controlling shareholder, and another shareholder that would mature on June 17, 2021. On March 2, 2021, our shareholders approved, as required under Israeli law, that such loan may be converted. Accordingly, such loan and accrued interest, may be converted, at the discretion of our controlling shareholder into our ordinary shares at a conversion price of approximately $0.174 if converted on or before June 17, 2021 and $0.124 thereafter. We extended the loan, assuming it may be converted, pursuant to an exemption from registration under Section 4(a)(2) of the Securities Act of 1933, as amended.

Item 6. Exhibits.

3.1	Amended and Restated Articles of Incorporation, as amended on April 14, 2020 (incorporated by reference to the Company’s report on Form 10-Q filed with the SEC on May 12, 2020).

3.2	Memorandum of Association, as amended and restated after the April 14, 2020 amendment (incorporated by reference to the Company’s report on Form 10-Q filed with the SEC on May 12, 2020).

31.1*	Rule 13a-14(a) Certification of Chief Executive Officer.

31.2*	Rule 13a-14(a) Certification of Chief Financial Officer.

32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.

32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

101 *	The following materials from our Quarterly Report on Form 10-Q for the quarter ended March 31, 2021 formatted in XBRL (eXtensible Business Reporting Language): (i) the Interim Condensed Consolidated Balance Sheets, (ii) the Interim Condensed Consolidated Statements of Operations, (iii) the Interim Condensed Consolidated Statements of Comprehensive Loss, (iv) the Interim Condensed Statements of Changes in Equity, (v) the Interim Condensed Consolidated Statements of Cash Flows, and (vi) the Notes to Interim Condensed Consolidated Financial Statements, tagged as blocks of text and in detail.

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ON TRACK INNOVATIONS LTD.

By:	/s/ Yehuda Holtzman
Yehuda Holtzman, Chief Executive Officer
(Principal Executive Officer)
Dated: May 13, 2021

By:	/s/ Assaf Cohen
Assaf Cohen, Chief Financial Officer
(Principal Financial and Accounting Officer)
Dated: May 13, 2021