Form 10-Q
period 2021-06-30
ON TRACK INNOVATIONS LTD
filed 2021-08-16
CIK 1021604

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

 ☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

Yes ☐    No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: 72,789,893 Ordinary Shares outstanding as of August 9, 2021.

ON TRACK INNOVATIONS LTD.

i

PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements.

ON TRACK INNOVATIONS LTD. AND ITS SUBSIDIARIES

INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As of June 30, 2021

(Unaudited)

On Track Innovations Ltd.

and its Subsidiaries

Interim Condensed Consolidated

Financial Statements

As of June 30, 2021

(Unaudited)

On Track Innovations Ltd.

and its Subsidiaries

Interim Unaudited Condensed Consolidated Financial Statements as of June 30, 2021

Contents	Page

Interim Unaudited Condensed Consolidated Balance Sheets	F-2 - F-3

Interim Unaudited Condensed Consolidated Statements of Operations	F-4

Interim Unaudited Condensed Consolidated Statements of Comprehensive Loss	F-5

Interim Unaudited Condensed Consolidated Statements of Changes in Equity	F-6 - F-7

Interim Unaudited Condensed Consolidated Statements of Cash Flows	F-8 - F-9

Notes to the Interim Unaudited Condensed Consolidated Financial Statements	F-10 - F-33

On Track Innovations Ltd.

and its Subsidiaries

Interim Unaudited Condensed Consolidated Balance Sheets

US dollars in thousands except share data

	June 30,	December 31,
	2021	2020
Assets

Current assets
Cash and cash equivalents	$959	$1,377
Short-term investments	1,605	105
Trade receivables (net of allowance for doubtful accounts of $609 and $620 as of June 30, 2021 and December 31, 2020, respectively)	2,139	1,148
Other receivables and prepaid expenses	2,712	695
Inventories	2,742	2,479
Assets from discontinued operations - held for sale	-	6,358

Total current assets	10,157	12,162

Non-current assets

Long term restricted deposit for employee benefits	504	511

Severance pay deposits	406	411

Property, plant and equipment, net	705	752

Intangible assets, net	189	247

Right-of-use assets due to operating leases	2,508	2,903

Total non-current assets	4,312	4,824

Total Assets	$14,469	$16,986

The accompanying notes are an integral part of these interim unaudited condensed consolidated financial statements.

On Track Innovations Ltd.

and its Subsidiaries

Interim Unaudited Condensed Consolidated Balance Sheets

US dollars in thousands except share data

	June 30,	December 31,
	2021	2020
Liabilities and Equity

Current Liabilities
Short-term bank credit, short-term loans and current maturities of long-term bank loans	$795	$542
Convertible short-term loan from a controlling shareholder	77	625
Trade payables	2,212	1,667
Other current liabilities	4,270	2,283
Liabilities from discontinued operations - held for sale	-	5,829

Total current liabilities	$7,354	$10,946

Long-Term Liabilities
Long-term loans, net of current maturities	8	14
Long-term liabilities due to operating leases, net of current maturities	1,931	2,343
Accrued severance pay	977	977
Total long-term liabilities	2,916	3,334

Total Liabilities	10,270	14,280

Commitments and Contingencies, see Note 6

Equity

Ordinary shares of NIS 0.1 par value: Authorized – 100,000,000 shares as of June 30, 2021 and December 31, 2020; issued: 73,968,592 and 55,003,076 shares as of June 30, 2021 and December 31, 2020, respectively; outstanding: 72,789,893 and 53,824,377 shares as of June 30, 2021 and December 31, 2020, respectively	2,008	1,423
Additional paid-in capital	233,391	227,209
Treasury shares at cost - 1,178,699 shares as of June 30, 2021 and December 31, 2020	(2,000)	(2,000)
Accumulated other comprehensive loss	(352)	(961)
Accumulated deficit	(228,848)	(222,965)
Total Equity	4,199	2,706

Total Liabilities and Equity	$14,469	$16,986

The accompanying notes are an integral part of these interim unaudited condensed consolidated financial statements.

On Track Innovations Ltd.

and its Subsidiaries

Interim Unaudited Condensed Consolidated Statements of Operations

US dollars in thousands except share and per share data

	Three months ended June 30,		Six months ended June 30,
	2021	(*)2020	2021	(*)2020
Revenues
Sales	$2,446	$3,751	$4,833	$7,094
Software as a Service (“SaaS”)	405	286	787	610

Total revenues	2,851	4,037	5,620	7,704

Cost of revenues
Cost of sales	1,874	2,358	3,240	4,379
Total cost of revenues	1,874	2,358	3,240	4,379

Gross profit	977	1,679	2,380	3,325
Operating expenses
Research and development	900	903	1,738	1,796
Selling and marketing	736	885	1,341	1,583
General and administrative	735	698	1,481	1,500
Total operating expenses	2,371	2,486	4,560	4,879

Operating loss from continuing operations	(1,394)	(807)	(2,180)	(1,554)
Loss from change in fair value of embedded derivative	-	-	(1,974)	-
Other financial (expenses) income, net	(131)	(109)	(127)	67
Financial (expenses) income, net	(131)	(109)	(2,101)	67
Loss from continuing operations before taxes on income	(1,525)	(916)	(4,281)	(1,487)
Income tax benefits (expenses)	-	(12)	13	(17)
Loss from continuing operations	(1,525)	(928)	(4,268)	(1,504)
Loss from discontinued operations	(1,197)	(195)	(1,615)	(288)
Net loss	$(2,722)	$(1,123)	$(5,883)	$(1,792)

Basic and diluted net loss attributable to shareholders per ordinary share (***)
From continuing operations	(0.02)	(0.02)	(0.07)	(0.03)
From discontinued operations	(0.02)	(**)	(0.03)	(0.01)

	$(0.04)	$(0.02)	$(0.10)	$(0.04)

Weighted average number of ordinary shares used in computing basic and diluted net loss per ordinary share	62,577,692	(***)56,335,759	58,225,215	(***)53,840,138

(*)	Reclassified to conform with the current period presentation, see Note 1C(2).
(**)	Less than $0.01 per ordinary share.
(***)	Basic and diluted net losses attributable to shareholders per ordinary share for previous reporting periods were retroactively adjusted due to the completion of rights offering, see Note 1E.

The accompanying notes are an integral part of these interim unaudited condensed consolidated financial statements.

On Track Innovations Ltd.

and its Subsidiaries

Interim Unaudited Condensed Consolidated Statements of Comprehensive Loss

US dollars in thousands

	Three months ended June 30,		Six months ended June 30,
	2021	(*)2020	2021	(*)2020
Total comprehensive loss:
Net loss	$(2,722)	$(1,123)	$(5,883)	$(1,792)
Exchange differences on translation released following sale of a subsidiary	746	-	746	-
Exchange differences on translation of foreign continuing operations	-	(49)	(85)	(31)
Exchange differences on translation of foreign discontinued operations	-	190	(52)	(122)

Total comprehensive loss	$(1,976)	$(982)	$(5,274)	$(1,945)

(*)	Reclassified to conform with the current period presentation, see Note 1C(2).

The accompanying notes are an integral part of these interim unaudited condensed consolidated financial statements.

On Track Innovations Ltd.

and its Subsidiaries

Interim Unaudited Condensed Consolidated Statements of Changes in Equity

US dollars in thousands except for number of shares

	Number of Shares issued	Share capital	Additional paid-in capital	Treasury Shares (at cost)	Accumulated other comprehensive Income (loss)	Accumulated deficit	Total equity
Balance as of March 31, 2020	49,003,076	$1,256	$226,152	$(2,000)	$(1,268)	$(217,501)	$6,639

Changes during the three months period ended June 30, 2020:

Issuance of shares, net of issuance costs of $31 (*)	6,000,000	167	1,002	-	-	-	1,169
Stock-based compensation	-	-	16	-	-	-	16
Exchange differences on translation adjustments	-	-	-	-	141	-	141
Net loss	-	-	-	-	-	(1,123)	(1,123)
Balance as of June 30, 2020	55,003,076	$1,423	$227,170	$(2,000)	$(1,127)	$(218,624)	$6,842

Balance as of March 31, 2021	55,003,076	$1,423	$230,789	$(2,000)	$(1,098)	$(226,126)	$2,988

Changes during the three months period ended June 30, 2021:

Issuance of shares, net of issuance costs of $128 (*)	18,965,516	585	2,587	-	-	-	3,172
Stock-based compensation	-	-	15	-	-	-	15
Exchange differences on translation released following sale of a subsidiary	-	-	-	-	746	-	746
Net loss	-	-	-	-	-	(2,722)	(2,722)
Balance as of June 30, 2021	73,968,592	$2,008	$233,391	$(2,000)	$(352)	$(228,848)	$4,199

(*)	See Note 10A.

The accompanying notes are an integral part of these interim unaudited condensed consolidated financial statements.

On Track Innovations Ltd.

and its Subsidiaries

Interim Unaudited Condensed Consolidated Statements of Changes in Equity

US dollars in thousands except for number of shares

	Number of Shares issued	Share capital	Additional paid-in capital	Treasury Shares (at cost)	Accumulated other comprehensive Income (loss)	Accumulated deficit	Total equity
Balance as of December 31, 2019	47,963,076	$1,226	$225,970	$(2,000)	$(974)	$(216,832)	$7,390

Changes during the six months period ended June 30, 2020:

Issuance of shares, net of issuance costs of $39 (*)	7,040,000	197	1,172	-	-	-	1,369
Stock-based compensation	-	-	28	-	-	-	28
Exchange differences on translation adjustments	-	-	-	-	(153)	-	(153)
Net loss	-	-	-	-	-	(1,792)	(1,792)
Balance as of June 30, 2020	55,003,076	$1,423	$227,170	$(2,000)	$(1,127)	$(218,624)	$6,842

Balance as of December 31, 2020	55,003,076	$1,423	$227,209	$(2,000)	$(961)	$(222,965)	$2,706

Changes during the six months period ended June 30, 2021:

Issuance of shares, net of issuance costs of $128 (*)	18,965,516	585	2,587	-	-	-	3,172
Stock-based compensation	-	-	29	-	-	-	29
Exchange differences on translation adjustments	-	-	-	-	(**)609	-	609
Classification of embedded derivative from liability to equity (***)	-	-	3,566	-	-	-	3,566
Net loss	-	-	-	-	-	(5,883)	(5,883)
Balance as of June 30, 2021	73,968,592	$2,008	$233,391	$(2,000)	$(352)	$(228,848)	$4,199

(*)	See Note 10A.
(**)	Including exchange differences on translation released following sale of a subsidiary in amount of $746.
(***)	See Note 5.

The accompanying notes are an integral part of these interim unaudited condensed consolidated financial statements.

On Track Innovations Ltd.

and its Subsidiaries

Interim Unaudited Condensed Consolidated Statements of Cash Flows

US dollars in thousands

	Six months ended June 30,
	2021	(*) 2020
Cash flows from continuing operating activities
Net loss from continuing operations	$(4,268)		$(1,504)
Adjustments required to reconcile net loss to net cash used in provided by continuing operating activities:
Stock-based compensation related to options issued to employees and others	29		28
Accrued interest and linkage differences, net	(55)		(162)
Transaction expenses related to convertible short-term loan received from shareholders	10		-
Loss from change in fair value of embedded derivative	1,974		-
Depreciation and amortization	200		212
Deferred tax (benefits) expenses, net	(13)		17

Changes in operating assets and liabilities:
Change in accrued severance pay, net	5		11
(Increase) decrease in trade receivables, net	(1,143)		92
Increase in other receivables and prepaid expenses	(416)		(92)
(Increase) decrease in inventories	(263)		380
Increase in trade payables	544		1,268
Increase (decrease) in other current liabilities	173		(283)
Net cash used in continuing operating activities	(3,223)		(33)

Cash flows from continuing investing activities
Purchase of property and equipment and intangible assets	(137)		(283)
Change in short-term investments, net	(1,500)		511
Net cash (used in) provided by continuing investing activities	(1,637)		228

Cash flows from continuing financing activities
(Decrease) increase in short-term bank credit and loans, net	(1,474)		62
Convertible short-term loan received from shareholders, net of transaction expenses	923		-
Repayment of long-term bank loans	(2)		(7)
Proceeds from issuance of shares, net of issuance costs	3.209		1,369
Net cash provided by continuing financing activities	2,656		1,424

Cash flows from discontinued operations
Net cash used in discontinued operating activities	(91)		(1,300)
Net cash provided by (used in) discontinued investing activities	1,338		(207)
Net cash (used in) provided by discontinued financing activities	(380)		799

Total net cash provided by (used in) discontinued operations	867		(708)

Effect of exchange rate changes on cash and cash equivalents	(98)		(86)

(Decrease) increase in cash, cash equivalents and restricted cash	(1,435)		825
Cash, cash equivalents and restricted cash - beginning of the period	(**)2,499		(**)2,648

Cash, cash equivalents and restricted cash - end of the period	$1,064	$	(**)3,473

(*)	Reclassified to conform with the current period presentation, see Note 1C(2).
(**)	Including cash and cash equivalents from discontinued operations held for sale. See also Note 8.

The accompanying notes are an integral part of these interim unaudited condensed consolidated financial statements.

On Track Innovations Ltd.

and its Subsidiaries

Interim Unaudited Condensed Consolidated Statements of Cash Flows

US dollars in thousands

	Six months ended June 30
	2021		2020
Supplementary cash flows activities:

Cash paid during the period for:

Interest paid	$	(*)55		$51

Income taxes paid		$-	$	(**)40

Income tax refund received		$6		$-

(*)	Including $7 that derives from discontinued operations.

(**)	Derives from discontinued operations.

Supplemental disclosures of non-cash flow information
Payables due to issuance costs	$37		$-
Payables due to purchase of property and equipment and intangible assets	$-		$12
Payables due to purchase of property and equipment and intangible assets from discontinued operations - held for sale	$-	$	(*)75
Classification of embedded derivative from liability to equity	$3,566		$-

(*)	Derives from discontinued operations

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

As of June 30, 2021, the Company operates in two operating segments: (a) Retail, and (b) Petroleum (see Note 11). The Company completed the sale of its Mass Transit Ticketing operation in April 2021 (see Note 1C(2)). The Company has determined that the Mass Transit Ticketing business qualifies as a discontinued operation. Accordingly, the results and the cash flows of this operation for all reporting periods are presented in the statements of operations and in the statements of cash flows, respectively, as discontinued operations separately from continuing operations. In addition, the sale of the Mass Transit Ticketing business qualified as held for sale as of December 31, 2020.

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

In the opinion of management, all adjustments considered necessary for a fair statement, consisting of normal recurring adjustments, have been included. Operating results for the six-month period and the three-month period ended June 30, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021.

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

On April 20, 2016, the purchaser of the Smart ID division, SuperCom Ltd. (“SuperCom”), and the Company entered into a settlement agreement resolving certain litigation between SuperCom and the Company pursuant to which SuperCom paid the Company $2,050 and agreed to pay the Company up to $1,500 in accordance with and subject to a certain earn-out mechanism. In November 2017, the Company commenced an arbitration procedure with SuperCom, in which the Company claims that additional earn-out payments have not been paid to the Company. SuperCom raised claims against the Company during the arbitration for material damages. An arbitration decision was issued on December 24, 2018 in the Company’s favor and denied SuperCom’s claims. The arbitrator ordered SuperCom to disclose the financial information regarding the earn-out payments that the Company is entitled to receive, and to pay the Company accordingly, or otherwise pay the Company approximately $1,300 that reflects the maximum earn-out amount that has not yet been paid to the Company by SuperCom. The arbitration verdict was approved as a court’s verdict in June 2019, but SuperCom failed to disclose the financial information in the way it should have done according to the arbitration decision. Therefore, in December 2019 the Company submitted a complementary claim to the arbitrator, asking for a final award that includes a final payment by SuperCom (as opposed to merely disclosing information). On January 21, 2021, after conclusion of the evidence phase in the arbitration, and after the Company already filed its summaries, SuperCom submitted new documents claiming that these include the missing financial information. Following the submission of these documents, on February 9, 2021, the Company submitted an application claiming that implementing the contractual sanction mechanism on the amounts presented in these documents testifies to the Company’s entitlement to the maximum earn-out amount, and, therefore, the arbitrator is requested to order that the parties will complete their summaries and then a verdict will be given. On March 8, 2021, the arbitrator accepted the Company’s application and on April 11, 2021, the Company submitted complementary summaries. Following an arbitration process between the Company and SuperCom, on August 10, 2021, the parties entered into a settlement agreement that concluded the legal proceedings with SuperCom. For further details see Notes 6A(1) and 6A(2).

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

The sale of ASEC was completed on April 21, 2021. The Company has determined that the Mass Transit Ticketing business qualifies as a discontinued operation. Accordingly, the results and the cash flows of this operation for all reporting periods are presented in the statements of operations and in the statements of cash flows, respectively, as discontinued operations separately from continuing operations. In addition, assets and liabilities of the Polish subsidiary and assets and liabilities related to the Mass Transit Ticketing operation that have not yet been actually sold as of December 31, 2020, are presented as assets and liabilities held for sale in the balance sheets as of December 31, 2020.

The consideration for ASEC after reduction of some working capital adjustments, as agreed in April 2021, is approximately $2,700, out of which: (i) approximately $2,100 was transferred from the Buyer to ASEC at the end of March 2021 in order to repay Polish bank loans, out of which approximately $1,700 was repaid as of March 31, 2021 and a loan of approximately $400 was repaid at the beginning of April 2021 and (ii) $600 was paid by the Buyer to the Company in April 2021.

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

The Company has had recurring losses and cash outflows from operating activities. It has an accumulated deficit as of June 30, 2021 of $228,848. As of June 30, 2021 the Company also has a payable balance on its short-term bank loans, that is due within the next 12 months, of $795 and a convertible short-term loan from shareholders, including accrued interest, of $1,661 (out of which, only amounts of $77 is presented as a liability within ‘convertible short-term loan from a controlling shareholder’), that, if not converted, would mature in December 2021 (see also Note 5).

Since inception, the Company’s principal sources of liquidity have been revenues, proceeds from sales of equity securities (regarding the issuance of shares during the last two years, see Note 10A), borrowings from banks, government and shareholders, including convertible loans, proceeds from the exercise of options and warrants as well as proceeds from the divestiture of parts of the Company’s businesses. The Company had cash, cash equivalents and short-term investments representing bank deposits of $2,564 (of which an amount of $105 has been pledged as security for certain items) as of June 30, 2021.

On Track Innovations Ltd.

and Subsidiaries

Notes to the Interim Unaudited Condensed Consolidated Financial Statements

US dollars, NIS and Euro in thousands, except share and per share data

Note 1 - Organization and Basis of Presentation (cont’d)

D.	Liquidity and Capital Resources (cont’d)

The recent situation in Poland resulting from the coronavirus (“COVID-19”) pandemic, led to an almost complete stop to the Company’s Mass Transit Ticketing sales business, which negatively impacted the Company’s cash flow. The revenues from this operation, that were relatively stable during the year preceding the COVID-19 outbreak, decreased by $295 in the first quarter of 2021 compared to the first quarter of 2020, mainly due to lockdowns and other restrictions and consequences of the COVID-19 as started in March 2020. On April 21, 2021, the Company completed the sale of ASEC, including its Mass Transit Ticketing activity, as mentioned in Note 1C(2). The results, including the revenues, and the cash flows of the Mass Transit Ticketing operation for all reporting periods are presented in the statements of operations and in the statements of cash flows, respectively, as discontinued operations separately from continuing operations.

The Company’s management has been working on updating the Company’s strategy for the coming years in order to realize its potential, resume its growth, and ultimately create shareholder value. The Company raised additional funds and increased its cash, cash equivalents and short-term investments on May 19, 2021, as mentioned in Note 10A(2). Additionally, a portion of additional revenue the Company was hoping to recognize in the second quarter has become backlogged due to a shortage in components, as further described below, and will be delivered later in the year. Therefore, the Company believes that it has sufficient capital resources to fund its operations for at least the next 12 months. In addition, the Company engaged an investment bank to explore strategic options and is investing resources in this process.

In connection with the outbreak of COVID-19, the Company has taken steps to protect its workforce in Israel, the United States, Poland, South Africa and elsewhere. Such steps include working from home where possible, minimizing face-to-face meetings, utilizing video conference as much as possible, social distancing at facilities and elimination of most international travel. The Company continues to comply with all local health directives.

The Company has continued to see an interest from new customers, potential customers and partners as they forecasted that the need for the Company’s products will grow, yet execution of closing is still slow due to the current business environment.

While interest from current and new customers is growing, which is reflected in an increasing rate of orders, a global shortage in components, which caused an increase in components prices, freight cost and longer lead-time, has created a delay in fulfilling customers’ orders which impacted the Company’s revenues and product gross margin, mainly in the Retail segment. As a response to this business environment, the Company encourages its customers to provide their forecast for their demand and continues to maintain a comprehensive network of world-wide suppliers in order to optimize its access to critical components. In addition, during last few months the Company purchased an amount of such components to be used for sales later this year. As long as the COVID-19 pandemic continues, the components’ lead-time may be longer than normal and the shortage in components may continue or get worse.

It is difficult to predict what other impacts the COVID-19 pandemic may have on the Company.

On Track Innovations Ltd.

and Subsidiaries

Notes to the Interim Unaudited Condensed Consolidated Financial Statements

US dollars, NIS and Euro in thousands, except share and per share data

Note 1 - Organization and Basis of Presentation (cont’d)

E.	Retroactively adjustment of basic and diluted net losses attributable to shareholders per ordinary share (the “EPS”) for previous reporting periods

At the beginning of the second quarter of 2021, the Company offered its shareholders to purchase additional ordinary shares as part of a rights offering (the “Rights Offering”). The Rights Offering was concluded on May 19, 2021 by issuance of shares, as mentioned in Note 10A(2). The Rights Offering included an offer to all existing shareholders of the Company to purchase additional ordinary shares in consideration for a lower exercise price than the quoted share price in the active market, reflects a bonus element that is somewhat similar to a stock dividend. Therefore, basic and diluted ESP was adjusted retroactively for the bonus element for all periods presented. In computing the adjustment factor to the EPS, the Theoretical ex-rights fair value per share was computed by adding the aggregate fair value of the shares immediately prior to the exercise of the rights to the proceeds from the exercise of the rights and dividing by the number of shares outstanding after the exercise of the rights. The resulting adjusted factor was 1.069 and 1.071 for the three months and the six months ended June 30, 2020, respectively.

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

On Track Innovations Ltd.

and Subsidiaries

Notes to the Interim Unaudited Condensed Consolidated Financial Statements

US dollars, NIS and Euro in thousands, except share and per share data

Note 2 – Significant Accounting Policies (cont’d)

B.	Recent accounting pronouncements (cont’d)

1.	(Cont’d)

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

2.	In August 2020, the FASB issued ASU 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40). This pronouncement simplifies the accounting for certain financial instruments with characteristics of liabilities and equity, including convertible instruments and contracts on an entity’s own equity. Specifically, the ASU simplifies accounting for convertible instruments by removing major separation models required under current accounting standard. In addition, the ASU removes certain settlement conditions that are required for equity contracts to qualify for it and simplifies the diluted earnings per share calculations in certain areas. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2021. Early adoption is permitted for annual period beginning after December 15, 2020. The Company is currently evaluating the impact that this new guidance will have on its consolidated financial statements.

Note 3 - Other Receivables and Prepaid Expenses

	June 30,	December 31,
	2021	2020
Government institutions	$75	$104
Prepaid expenses	277	257
Supplier advances	730	227
Other current receivables	(*) 1,630	107

	$2,712	$695

(*) See Note 6A(2).

Note 4 - Other Current Liabilities

	June 30,	December 31,
	2021	2020
Employees and related expenses	$795	$516
Accrued expenses	882	811
Customer advances	76	142
Short-term liabilities due to operating leases and current maturities	720	762
Other current liabilities	(*) 1,797	52
	$4,270	$2,283

(*) See Note 6A(2).

On Track Innovations Ltd.

and Subsidiaries

Notes to the Interim Unaudited Condensed Consolidated Financial Statements

US dollars, NIS and Euro in thousands, except share and per share data

Note 5 – Convertible short-term loan from shareholders

On December 9, 2020, the Company entered into a loan financing agreement (the “Loan Agreement”), with Jerry L. Ivy, Jr., Descendants’ Trust (“Ivy”, or the “Lender”), the Company’s Controlling Shareholder (as such term is defined under the Israeli Companies Law, 5759-1999, as amended (the “Companies Law”)). The Loan Agreement provides that the Lender will extend a loan to the Company in the amount of up to $1,500 (the “Loan Amount”), payable in two tranches: one of $625 at the initial closing that took place on December 17, 2020, and the other of $875 at the second closing that took place on January 28, 2021. The amount lent under the Loan Agreement is secured pursuant to a debenture by a first priority floating charge over all the Company’s tangible or intangible assets and other property, the Company owns, subject only to certain permitted security interests, as set forth in Loan Agreement. The amount lent under the Loan Agreement and all accrued interest was scheduled to mature on June 17, 2021 (the “Initial Maturity Date”), and was to be payable in full on the Initial Maturity Date, provided that the maturity date could be extended by six months at the sole option of Ivy. The amount lent bears interest on all outstanding principal at an interest rate of 8.0% per annum, (the “Interest”); provided, however, that upon an extension of the maturity period beyond the Initial Maturity Date, the Interest will automatically increase, effective as of the Initial Maturity Date, to the rate of 10.0% per annum. Also, in case of an extension of the Initial Maturity Date, the accrued interest for the first six months for which the Loan Amount has been outstanding will be payable by the Company to the Lender at the time of the extension, and the accrued Interest for the extension period was to be payable by the Company on the extended maturity date. In addition, the Company may repay the amount lent, in whole and not in part, and any accrued Interest thereon, at any time prior to the Initial Maturity Date (as it may be extended), in its sole discretion. On March 2, 2021, the Company obtained shareholders’ approval to the grant of a right to Ivy, pursuant to which, at any time prior to the repayment in full of the amount lent, together with Interest accrued and all other amounts outstanding under the Agreement (the “Secured Amount”), Ivy will be entitled, at its sole discretion, to demand to convert (the “Conversion Right”) the entire Secured Amount into the Company’s Ordinary Shares, at a price per share equal to the lower of (a) $0.20 per share (subject to adjustment in the event of any bonus shares, combinations or splits) and (b) a price per share reflecting a discount to the average closing bid price of an Ordinary Share over the 20 trading days preceding the Initial Closing (the “Benchmark Price”) ($0.248), as follows: (i) if conversion occurs until March 17, 2021 (no later than three months after the initial closing), the conversion price per share will be $0.1984 (reflects discount of 20% of the Benchmark Price); (ii) if conversion occurs between March 18, 2021, and June 17, 2021 (more than three months but no later than six months after the initial closing), the conversion price per share will be $0.1736 (reflects discount of 30% of the Benchmark Price); (iii) if conversion occurs after June 17, 2021 (more than six months after the initial closing (to the extent extended in accordance with the terms of the Loan Agreement)), the conversion price per share will be $0.124 (reflects discount of 50% of the Benchmark Price); and (iv) if conversion occurs upon an event of default, the conversion price per share will be $0.124 (reflects discount of 50% of the Benchmark Price).

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

On June 17, 2021, the Lender, being the majority of the lenders, exercised its option to extend the Initial Maturity Date, and the parties entered into a notice of exercise of option and agreement (the “Extension Agreement”), according to which the maturity date was extended until December 17, 2021 (the “Extended Maturity Date”). Pursuant to both the Loan Agreement and the Extension Agreement, the interest rate automatically increased, effective as of the Initial Maturity Date, to the rate of 10.0% per annum (the “Extension Interest”). Any payment of interest is subject to withholding of taxes at source and the interest rates mentioned above are net of such withholding. The net amount of interest on the Loan Amount accrued through June 17, 2021 was approximately $55 (the “Interest Debt”). Under the Extension Agreement, it was agreed that the Interest Debt shall be payable on the Extended Maturity Date, while until then it shall be considered part of the Loan Amount and shall bear the Extension Interest rate. As of June 30, 2021, the Secured Amount is $1,661. In the event of a conversion of the Loan Amount, the Interest Debt shall convert into Ordinary Shares of the Company at the conversion price of $0.174 per share, and the remaining Secured Amount shall be converted at a price per share of $0.124, as originally contemplated under the Loan Agreement.

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

On March 2, 2021, the Company obtained shareholders’ approval of the Conversion Right. At this shareholders meeting date, the fair value of the conversion component of both the initial closing and second closing was estimated using the Trinomial model based on the assumptions, as follows:

Expected volatility (%)	107.34%
Risk-free interest rate (%)	0.044%
Expected dividend yield	0%
Contractual term (years)	0.296
Conversion price (US dollars per share)	0.124
Underlying Share price (US dollars per share)	0.390

The change in the fair value of the conversion component is as follows:

Conversion component
Fair value before the shareholders’ approval date	$1,592
Change in fair value (*)	1,974
Fair value at the shareholders’ approval date	$3,566

(*)	This amount is recorded as loss from change in fair value of embedded derivative as part of the financial expenses in the statements of operations of the first quarter of 2021.

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

The change in the balance of the Loan component following the shareholders’ approval of the Conversion Right on March 2, 2021, is as follows:

Loan component
Balance as of March 2, 2021	$8
Financial expenses	69
Balance as of June 30, 2021	$77

On Track Innovations Ltd.

and Subsidiaries

Notes to the Interim Unaudited Condensed Consolidated Financial Statements

US dollars, NIS and Euro in thousands, except share and per share data

Note 6 - Commitments and Contingencies

A.	Legal claims

1.	In June 2013, prior to the Company’s divestiture of its SmartID division, Merwell Inc. (“Merwell”) filed a claim against the Company before an agreed-upon arbitrator alleging breach of contract in connection with certain commissions claimed to be owed to Merwell with respect to the division’s activities in Tanzania. These activities, along with all other activities of the SmartID division, were later assigned to and assumed by SuperCom in its purchase of the division. SuperCom undertook to indemnify the Company and hold it harmless against any liability the Company may incur in connection with Merwell’s consulting agreement and the arbitration. An arbitration decision was issued on February 21, 2016, awarding Merwell approximately $855 for outstanding commissions, plus expenses and legal fees, as well as a right to receive additional information from the Company regarding an additional engagement period in Tanzania and a right to possibly receive additional amounts from the Company, if at all, according to the information that will be provided. The arbitration decision had been appealed and the appeal was denied on June 17, 2018. In order to collect the award, Merwell filed a motion against the Company and the Nazareth District Court issued a judgment requiring the Company to pay Merwell an amount of NIS 5,080 (approximately $1,370) that was paid by the Company on January 8, 2019.

As mentioned above, based on the agreement with SuperCom from April 2016 (which was granted an effect of a court judgment), SuperCom was liable for all the costs and liabilities arising out of this claim. Since SuperCom failed to pay the Company the amounts due, in February 2019 the Company initiated an arbitration process to collect from SuperCom, the amount paid to Merwell, as well as any complementary amounts, as may be ordered in the future.

Concurrently and subject to the fulfillment of the arbitration process between the Company and SuperCom, on August 10, 2021, the parties entered into a settlement agreement that concluded the legal proceedings with SuperCom. For further details see Notes 6A(2) below.

2.	On June 12, 2019, Merwell submitted a complementary claim against the Company in arbitration, with respect to the additional financial details that Merwell claims that the Company was ordered to provide according to the arbitration verdict from February 21, 2016, and additional payments that Merwell claims that the Company is obligated to pay Merwell. The said financial details refer to the quantity of smart driving licenses that Merwell claims were issued in the later period of a project in Tanzania in which Merwell claims to have provided services to the Company. Merwell claims that despite the Company’s failure to provide the details, Merwell obtained the details independently from other sources, and they indicate that the Company is obligated to pay Merwell an additional amount of approximately $1,618, and there might be additional amounts to be claimed in the future, as additional information might be found from time to time. On March 4, 2020, the Company submitted a response to this complementary claim, rejecting Merwell’s claims. On September 16, 2020, Merwell filed a request to amend the additional amount claimed from approximately $1,618 to approximately $3,012. As mentioned above, the Company was conducting in parallel a separate arbitration process against SuperCom in that matter, as the Company deems SuperCom to be liable for all the costs and liabilities arising out of this claim. On August 10, 2021, the Company reached settlement agreements with both Merwell and SuperCom. Both settlements are, as noted above, linked, as SuperCom was deemed liable for all costs and expenses arising out of the claim made by Merwell. As part of the settlement with Merwell, the Company paid NIS 5,700 (approximately $1,766) on August 10, 2021, and as part of the settlement with SuperCom (that concluded the legal proceedings, as mentioned in Notes 1C(1) and 6A above), the Company received NIS 5,128 (approximately $1,589) on August 10, 2021. The Financial Statements as of June 30, 2021, includes a provision in amount of $1,766 within ‘other current liabilities’ and an asset in amount of $1,589 within ‘other current receivables, in according to the settlements with Merwell and SuperCom, respectively. The loss of $177 that derives from those settlements is presented within ‘loss from discontinued operations’.

On Track Innovations Ltd.

and Subsidiaries

Notes to the Interim Unaudited Condensed Consolidated Financial Statements

US dollars, NIS and Euro in thousands, except share and per share data

Note 6 - Commitments and Contingencies (cont’d)

A.	Legal claims (cont’d)

3.	In October 2013, a financial claim was filed against the Company and its then French subsidiary, Parx France (in this paragraph, together, the “Defendants”), in the Commercial Court of Paris, France (in this paragraph, the “Court”). The sum of the claim is €1,500 (approximately $1,783) and is based on the allegation that the plaintiff sustained certain losses in connection with Defendants not granting the plaintiff exclusive marketing rights to distribute and operate the Defendants’ PIAF Parking System in Paris and the Ile of France. On October 25, 2017, the Court issued its ruling in this matter dismissing all claims against the Company but ordering Parx France to pay the plaintiff €50 ($59) plus interest in damages plus another approximately €5 ($6) in other fees and penalties. As, in accordance with the sale agreement signed between the Company and Parx France, the Company is liable and shall indemnify Parx France for any amount ruled against it as part of that claim, the Company offered to pay the amounts mentioned above to the plaintiff in consideration for not filing future appeals. The Plaintiff rejected this offer and filed an appeal against Parx France and the Company claiming the sum of €503 ($598) plus interest and expenses. On November 7, 2019, the Company’s external legal counsel concluded that the appeal was inadmissible, and that it believed that the opposing claims would be dismissed. The case was pleaded before the Court and the Court has provided a judgement, dated July 8, 2021, declaring that the appeal against the Company is null and void, and annulled the €50 ($59) damages pronounced by the previous court.

4.	In July 2019, the Company received a request (the “Request”), to allow a petitioner to submit a class action, which concerns the petitioner’s claims that, inter alia, through the EasyPark card, drivers are permitted to exceed the quota of permitted hours in accordance with the instructions of various local authorities in Israel. The Request was submitted against a company incorporated by the buyer of the assets (including the parking activity) of the Israeli subsidiaries of the Company (the “Company’s Subsidiaries”) and against two other companies that operate technological means for payment for public parking spaces scattered throughout the cities. Since the majority of potential claims against the Company’s Subsidiaries relate to the period following the sale of the Company’s Subsidiaries’ assets, including the parking activity, it appears that the Company’s exposure through this channel is limited. Furthermore, even if payment will be required, the buyer would be liable for the majority of such payment. Therefore, the Company will not participate in such procedure at this stage. Based on the assessment of the Company’s external legal counsel, the exposure of the Company is low.

On Track Innovations Ltd.

and Subsidiaries

Notes to the Interim Unaudited Condensed Consolidated Financial Statements

US dollars, NIS and Euro in thousands, except share and per share data

Note 6 - Commitments and Contingencies (cont’d)

B.	Other contingency

The Company has entered into several research and development agreements, pursuant to which the Company received grants from the Israel Innovation Authority (“IIA”), and is therefore obligated to pay royalties to the IIA at a rate of 3%-3.5% of its sales up to the amounts granted (linked to the U.S. dollar with annual interest at LIBOR as of the date of approval, for programs approved from January 1, 1999 and thereafter). The total amount of grants received as of June 30, 2021, net of royalties paid, was approximately $3,400 (including accrued interest). No grants from the IIA were received during the six months ended June 30, 2021 and 2020.

There is a dispute between the Company and the IIA in the amount of approximately NIS 3,600 ($1,104) including accrued interest (while the current debt to the IIA as presented in the Company’s financial statements amounts to approximately $156) due to a claim of the IIA about miscalculations in the amount of royalties paid by the Company and the revenues on which the Company must pay royalties. The Company has not yet completed its discussions with the IIA and intends to exhaust all options in order to resolve this matter in a favorable manner. Management believes that, at the current stage, it is more likely than not that a positive resolution will be applied to this dispute. Accordingly, no additional accrual has been recorded in the financial statements in respect of this matter.

During the six months ended June 30, 2021 and 2020, there were no royalty expenses.

C.	Guarantees

As of June 30, 2021, the Company granted a guarantee in an amount of $105, with an expiration date in May 2024.

On Track Innovations Ltd.

and Subsidiaries

Notes to the Interim Unaudited Condensed Consolidated Financial Statements

US dollars, NIS and Euro in thousands, except share and per share data

Note 7 – Revenues

Disaggregation of revenue

The following tables disaggregate the Company’s revenues by major source based on categories that depict its nature and timing as reviewed by management for the three months ended June 30, 2021 and 2020:

	Three months ended June 30, 2021
	Retail	Petroleum	Total
Cashless payment products (A)	$1,170	$-	$1,170
Complete cashless payment solutions (B):
Sales of products (B1)	807	409	1,216
SaaS and other services (B2)	202	263	465
	1,009	672	1,681
Total revenues	$2,179	$672	$2,851

	Three months ended June 30, 2020(*)
	Retail	Petroleum	Total
Cashless payment products (A)	$1,701	$-	$1,701
Complete cashless payment solutions (B):
Sales of products (B1)	1,651	304	1,955
SaaS and other services (B2)	204	177	381
	1,855	481	2,336

Total revenues	$3,556	$481	$4,037

(*)	Reclassified to conform with the current period presentation, see Note 1C(2).

On Track Innovations Ltd.

and Subsidiaries

Notes to the Interim Unaudited Condensed Consolidated Financial Statements

US dollars, NIS and Euro in thousands, except share and per share data

Note 7 – Revenues (cont’d)

Disaggregation of revenue (cont’d)

The following tables disaggregate the Company’s revenues by major source based on categories that depict its nature and timing as reviewed by management for the six months ended June 30, 2021 and 2020:

	Six months ended June 30, 2021
	Retail	Petroleum	Total
Cashless payment products (A)	$2,694	$-	$2,694

Complete cashless payment solutions (B):
Sales of products (B1)	1,228	648	1,876
SaaS and other services (B2)	539	511	1,050
	1,767	1,159	2,926

Total revenues	$4,461	$1,159	$5,620

	Six months ended June 30, (*) 2020
	Retail	Petroleum	Total
Cashless payment products (A)	$4,092	$-	$4,092

Complete cashless payment solutions (B):
Sales of products (B1)	1,930	875	2,805
SaaS and other services (B2)	403	404	807
	2,333	1,279	3,612

Total revenues	$6,425	$1,279	$7,704

(*)	Reclassified to conform with the current period presentation, see Note 1C(2).

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

Contract balances

	June 30,	December 31,
	2021	2020
Trade receivables, net of allowance for doubtful accounts	$2,139	$1,148
Customer advances	$76	$142

Trade receivable are recognized when the right to consideration becomes unconditional based upon contractual billing schedules.

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

Note 8 – Discontinued operations

As described in Note 1C, the Company divested its interest in ASEC, including its Mass Transit Ticketing activity and the SmartID division and presented these activities as discontinued operations.

Set forth below are the results of the discontinued operations:

	Three months ended June 30,		Six months ended June 30,
	2021	(*)2020	2021	(*)2020
Revenues	$-	$817	$488	$1,600
Expenses	(275)	(1,012)	(1,152)	(1,888)
Other loss, net	(**)(922)	-	(**)(951)	-
Net loss from discontinued operations	$(1,197)	$(195)	$(1,615)	$(288)

(*)	Reclassified to conform with the current period presentation, see Note 1C(2).

(**)	Mainly including net loss of $177 due to the legal proceedings, as mentioned in Note 6A(2), and loss of $746 due to transfer of the exchange differences on translation, as derived from ASEC, from other comprehensive loss to the statement of operations loss (see statements of comprehensive loss).

On Track Innovations Ltd.

and Subsidiaries

Notes to the Interim Unaudited Condensed Consolidated Financial Statements

US dollars, NIS and Euro in thousands, except share and per share data

Note 8 – Discontinued operations (cont’d)

The following table summarizes information about assets and liabilities from discontinued operations held for sale as of December 31, 2020:

December 31,
2020
Assets held for sale from discontinued operations:
Current assets:
Cash and cash equivalents	$1,017
Trade receivables, net of allowance for doubtful accounts of $42	409
Other receivables and prepaid expenses	454
Inventories	392
Property, plant and equipment, net	3,136
Intangible assets, net	370
Right-of-use assets due to operating leases	580
6,358

Liabilities held for sale from discontinued operations:
Current liabilities:
Short-term bank credit and current maturities of long-term loans	2,339
Trade payables	1,832
Other current liabilities	443
Long-term loans, net of current maturities (*)	642
Long-term liabilities due to operating leases, net of current maturities (*)	401
Deferred tax liability	172
5,829

(*)	Those liabilities were received for a long-term (more than twelve months) in ASEC, but were presented as held for sale within the current assets as of December 31, 2020, because the Company has determined that the sale of ASEC qualified as held for sale and as a discontinued operation as of December 31, 2020.

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

The Company, in estimating fair value for financial instruments, determined that the carrying amounts of cash and cash equivalents, trade receivables, short-term bank credit and trade payables are equivalent to, or approximate their fair value due to the short-term maturity of these instruments. The carrying amounts of variable interest rate long-term loans are equivalent or approximate to their fair value as they bear interest at approximate market rates. The liabilities held for sale as of December 31, 2020, included a long-term loan, that did not bear any interest, but taking into account the schedule of its maturities, its amount and the relatively low market rates, the difference between its carrying amount and its fair value was insignificant.

As of June 30, 2021, the Company held approximately $1,605 of short-term bank deposits (as of December 31, 2020 - $105). As of June 30, 2021 and December 31, 2020, a short-term deposit in the amount of $105 has been pledged as security in respect of guarantees granted and cannot be pledged to others or withdrawn without the consent of the bank.

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

On Track Innovations Ltd.

and Subsidiaries

Notes to the Interim Unaudited Condensed Consolidated Financial Statements

US dollars, NIS and Euro in thousands, except share and per share data

Note 10 – Equity

A.	Share capital

1.	On December 23, 2019, the Company entered into a share purchase agreement (the “Agreement”) with Ivy and two other investors (collectively together with Ivy – “Investors”). The Agreement relates to a private placement of an aggregate of up to 12,500,000 ordinary shares of the Company for aggregate gross proceeds to the Company of up to $2,500.

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

The issuance costs were approximately $31, $8 and $111 during the three months ended June 30, 2020, March 31, 2020, and December 31, 2019, respectively.

In addition, pursuant to the terms of the Agreement, on May 5, 2020, after the consummation of the Subsequent Closing, the Board appointed an additional representative designated by Ivy. The appointment of such designee shall remain valid through the next general meeting of the Company’s shareholders or as set forth in the Articles of Association of the Company.

2.	During the second quarter of 2021 the Company conducted a rights offering (the “Rights Offering”), under which the Company offered its shareholders the ability to exercise subscription rights and purchase, for every subscription right held by them as of April 14, 2021 (i.e. the record date), one Ordinary Share of the Company, at a purchase price of $0.174 per share.

The Rights Offering was concluded on May 19, 2021 and was oversubscribed. Accordingly, the Company issued an aggregate of 18,965,516 Ordinary Shares (the “Issued Shares”) for aggregate gross proceeds to the Company of $3,300. The Issued Shares included 10,869,304 shares that were issued to Ivy and its affiliates, upon exercise of its basic subscription rights and over-subscription rights. Following the Rights Offering, Ivy and its affiliates own 35.9% of issued and outstanding share capital as of June 30, 2021.

The issuance costs derived from the Rights Offering were approximately $128.

3.	Ivy has an existing right to purchase additional shares from the Company upon conversion of a convertible loan – See Note 5.

On Track Innovations Ltd.

and Subsidiaries

Notes to the Interim Unaudited Condensed Consolidated Financial Statements

US dollars, NIS and Euro in thousands, except share and per share data

Note 10 – Equity (cont’d)

B.	Stock option plans

During each of the six month periods ended June 30, 2021 and June 30, 2020, 640,000 and 814,000 options were granted, respectively. The vesting period for the options is three years. The average exercise prices for the options that were granted during the six months ended June 30, 2021 and June 30, 2020 are $0.23 and $0.24, respectively. Those options expire up to five years after the date of grant. Any options which are forfeited or cancelled before expiration become available for future grants under the Company’s option plan. The fair value of each option granted to employees during the six months ended June 30, 2021 and June 30, 2020 was estimated on the date of grant, using the Black-Scholes model and the following assumptions:

	Six months ended June 30,
	2021	2020
Expected dividend yield	0%	0%
Expected volatility	113%	107%
Risk-free interest rate	0.17%	0.36%
Expected life - in years	2.50	2.49

1.	Dividend yield of zero percent for all periods.
2.	Expected average volatility represents a weighted average standard deviation rate for the price of the Company’s ordinary shares on Nasdaq and on the OTCQX market, as applicable.
3.	Risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant.
4.	Estimated expected lives are based on historical grants data.

The Company’s options activity (including options to non-employees) and options outstanding and options exercisable as of December 31, 2020 and June 30, 2021, are summarized in the following table:

	Number of options outstanding	Weighted average exercise price per share
Outstanding – December 31, 2020	1,443,333	$0.54
Options granted	640,000	0.23
Options expired or forfeited	(117,000)	0.72
Outstanding – June 30, 2021	1,966,333	0.43
Exercisable as of:
December 31, 2020	681,330	$0.83
June 30, 2021	714,346	$0.74

The weighted average fair value of options granted during the six months ended June 30, 2021 and during the six months ended June 30, 2020 is $0.14 and $0.12, respectively, per option. The aggregate intrinsic value of outstanding options as of June 30, 2021 and December 31, 2020 is approximately $65 and $5, respectively. The aggregate intrinsic value of exercisable options as of June 30, 2021 and December 31, 2020 $12 and $2, respectively.

On Track Innovations Ltd.

and Subsidiaries

Notes to the Interim Unaudited Condensed Consolidated Financial Statements

US dollars, NIS and Euro in thousands, except share and per share data

Note 10 – Equity (cont’d)

B.	Stock option plans (cont’d)

The following table summarizes information about options outstanding and exercisable (including options to non-employees) as of June 30, 2021:

	Options outstanding			Options exercisable
Range of exercise price ($)	Number Outstanding as of June 30, 2020	Weighted average remaining contractual life (years)	Weighted Average Exercise Price	Number Outstanding As of June 30, 2020	Weighted average remaining contractual life (years)	Weighted Average Exercise Price
0.20-0.90	1,610,333	3.95	0.27	358,346	3.45	0.35
1.07-1.22	356,000	0.85	1.13	356,000	0.85	1.13
	1,966,333	3.39		714,346	2.16

As of June 30, 2021, there was approximately $153 of total unrecognized compensation cost related to non-vested stock-based compensation arrangements. That cost is expected to be recognized over a weighted-average period of approximately 1.41 years.

During the three months ended June 30, 2021 and June 30, 2020, the Company recorded stock-based compensation expenses in the amount of $15 and $16, respectively, in accordance with ASC 718, Compensation-Stock Compensation.

During the six months ended June 30, 2021 and June 30, 2020, the Company recorded stock-based compensation expenses in the amount of $29 and $28, respectively, in accordance with ASC 718, Compensation-Stock Compensation.

C.	Stock options, including shares that Could derive from a convertible short-term loan from shareholders, as mentioned in Note 5, in the amounts of 15,217,536 and 1,593,000 outstanding as of June 30, 2021 and 2020, respectively, have been excluded from the calculation of the diluted net loss per ordinary share because all such securities have an anti-dilutive effect for all periods presented.

D.	As for the newly adopted Equity Incentive Plan, as approved subsequent the balance sheet date, see Note 13.

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

Information regarding the results of each reportable segment is included below based on the internal management reports that are reviewed by the CODM.

	Three months ended June 30, 2021
	Retail	Petroleum	Total

Revenues	$2,179	$672	$2,851

Reportable segment gross profit (**)	587	400	987

Reconciliation of reportable segment
gross profit to gross profit for the period

Depreciation			(9)
Stock-based compensation			(1)

Gross profit for the period in the consolidated financial statement			$977

	Three months ended June 30, 2020 (*)
	Retail	Petroleum	Total

Revenues	$3,556	$481	$4,037

Reportable segment gross profit (**)	1,425	264	1,689

Reconciliation of reportable segment
gross profit to gross profit for the period

Depreciation			(9)
Stock-based compensation			(1)

Gross profit for the period in the consolidated financial statement			$1,679

(*)	Reclassified to conform with the current period presentation, see Note 1C(2).

(**)	Gross profit as reviewed by the CODM, represents gross profit, adjusted to exclude depreciation and stock-based compensation.

On Track Innovations Ltd.

and Subsidiaries

Notes to the Interim Unaudited Condensed Consolidated Financial Statements

US dollars, NIS and Euro in thousands, except share and per share data

Note 11 - Operating segments (cont’d)

	Six months ended June 30, 2021
	Retail	Petroleum	Total

Revenues	$4,461	$1,159	$5,620

Reportable segment gross profit (**)	1,766	633	2,399

Reconciliation of reportable segment gross profit to gross profit for the period

Depreciation			(17)
Stock-based compensation			(2)

Gross profit for the period in the consolidated financial statement			$2,380

	Six months ended June 30, 2020 (*)
	Retail	Petroleum	Total

Revenues	$6,425	$1,279	$7,704

Reportable segment gross profit (**)	2,758	587	3,345

Reconciliation of reportable segment gross profit to gross profit for the period

Depreciation			(18)
Stock-based compensation			(2)

Gross profit for the period in the consolidated financial statement			$3,325

(*)	Reclassified to conform with the current period presentation, see Note 1C(2).

(**)	Gross profit as reviewed by the CODM, represents gross profit, adjusted to exclude depreciation and stock-based compensation.

On Track Innovations Ltd.

and Subsidiaries

Notes to the Interim Unaudited Condensed Consolidated Financial Statements

US dollars, NIS and Euro in thousands, except share and per share data

Note 12 – Balances and transactions with related parties

Regarding balances and transactions with a related party, Ivy, a controlling shareholder, during the reporting period, see Notes 5 and 10A.

Note 13 – Subsequent events

1.	On July 19, 2021, and July 23, 2021, each of the compensation committee of the Board (the “Committee”) and the Board approved a new incentive plan (the “Equity Incentive Plan”), as mentioned in Note 10D, and further contingently approved, subject to filing of the Equity Incentive Plan and signing of appropriate grant documents by the grantees, of grants of 3.9 million stock units (“RSU Awards”) to employees pursuant to the Equity Incentive Plan. The RSU Awards will vest over a three-year vesting period, such that a 1/3 of the RSU Award shall vest each year. An RSU Award to the Company’s Chief Executive Officer is subject, in addition to the conditions set forth above, to the approval of the amended compensation policy in the upcoming annual general meeting of the shareholders of the Company.

The Company does not plan to issue any additional securities under its 2001 Stock Option Plan. The company plans to offer employees that were granted with options, as part of the 2001 Stock Option Plan, to forfeit their outstanding options, as mentioned in Note 10B, in exchange for grant of RSU to be granted in accordance with the Equity Incentive Plan.

2.	Regarding settlement agreements with both Merwell and SuperCom, dated August 10, 2021, and its impact on the Financial Statements as of June 30, 2021, see Note 6A(2).

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward - Looking Statements

The statements contained in this Quarterly Report on Form 10-Q, or Quarterly Report, that are not historical facts are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 and other federal securities laws. Such forward-looking statements may be identified by, among other things, the use of forward-looking terminology such as “believes,” “intends,” “plans”, “expects,” “may,” “will,” “should,” or “anticipates” or the negative thereof or other variations thereon or comparable terminology, and similar expressions are intended to identify forward-looking statements. We remind readers that forward-looking statements are merely predictions and therefore are inherently subject to uncertainties and other factors and involve known and unknown risks that could cause the actual results, performance, levels of activity, or our achievements, or industry results, to be materially different from any actual future results, performance, levels of activity, or our achievements, or industry results, expressed or implied by such forward-looking statements. Such forward-looking statements may appear in this Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” as well as elsewhere in this Quarterly Report and include, among other statements, statements regarding the following:

●	any impact of the Corona Virus, or COVID-19, pandemic on our business and cash flow, including timing of receipt of orders, revenue recognition, payment from our customers and gross margin;

●	future sources of revenue, ongoing relationships with current and future business partners, distributors, suppliers, customers, end-user customers and resellers;

●	future costs and expenses and adequacy of capital resources;

●	our expectations regarding our short-term and long-term capital requirements and satisfaction thereof;

●	the impact of ongoing litigation on our business;

●	interest from current and new customers and rate or orders

●	the global shortage in components and the related effects of an increase in components’ prices, freight cost and longer lead-times;

●	our outlook for the coming months; and

●	plans and strategies for our business.

The factors discussed herein and in those risk factors expressed below and from time to time in our press releases or filings with the Securities and Exchange Commission, or the SEC, could cause actual results and developments to be materially different from those expressed in or implied by such statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak and are made only as of the date of this filing.

Our business and operations are subject to substantial risks, which increase the uncertainty inherent in the forward-looking statements contained in this Quarterly Report. Except as required by law, we undertake no obligation to release publicly the result of any revision to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Further information on potential factors that could affect our business is described, among others, under the heading “Risk Factors” below and in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2020 filed with the SEC. Readers are also urged to carefully review and consider the various disclosures we have made in that report.

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

Three months ended June 30, 2021, compared to the three months ended June 30, 2020

Sources of Revenue

We have historically derived a substantial majority of our revenues from the sale of our products, including both complete systems and original equipment manufacturer components, and, less significantly, from engineering services, customer services and technical support. In addition, we have derived revenues from Software as a Service, or SaaS. During the three months ended June 30, 2021 and June 30, 2020, the revenues that we derived from those sources were as follows (in thousands):

	Three months ended June 30,
	2021	2020
Sales	$2,446	$3,751
SaaS	$405	$286
Total revenues	$2,851	$4,037

Sales. Sales decreased by $1.3 million, or 35%, in the three months ended June 30, 2021, compared to the three months ended June 30, 2020. The decrease is mainly attributed to a decrease of Retail segment sales in the Asia-Pacific region, or APAC, and Europe, partially offset by an increase in Petroleum segment sales in Africa.

SaaS. SaaS revenues include monthly payments for a set of different software applications such as Terminal Management Systems, Payment gateway, and other software applications for the Retail segment, and a separate set of applications for fuel management systems supporting the Petroleum segment. Our SaaS revenues increased by $119,000, or 42%, in the three months ended June 30, 2021, compared to the three months ended June 30, 2020. The increase is mainly attributed to an increase in revenues in both our Retail segment and our Petroleum segment.

We have historically derived revenues from different geographical areas. The following table sets forth our revenues, by dollar amount (in thousands) and as a percentage of quarterly revenues in different geographical areas, in the three months ended June 30, 2021 and June 30, 2020:

Three months ended June 30,	Americas		Europe		Africa		APAC
2021	$824	29%	$1,174	41%	$451	16%	$402	14%
2020	$810	20%	$1,328	33%	$237	6%	$1,662	41%

Our revenues from sales in the Americas in the three months ended June 30, 2021, compared to the three months ended June 30, 2020, remained consistent.

Our revenues from sales in Europe decreased by $154,000, or 12%, in the three months ended June 30, 2021, compared to the three months ended June 30, 2020, mainly due to a decrease in Retail sales.

Our revenues from sales in Africa increased by $214,000, or 90%, in the three months ended June 30, 2021, compared to the three months ended June 30, 2020, mainly due to an increase in revenues from the Petroleum segment.

Our revenues from sales in APAC decreased by $1.3 million, or 76%, in the three months ended June 30, 2021, compared to the three months ended June 30, 2020, mainly due to a decrease in Retail sales.

Our revenues derived from outside the United States are primarily received in currencies other than the U.S. dollar and accordingly have a varying impact upon our total revenues as a result of fluctuations in exchange rates.

The following table sets forth our revenues by dollar amount (in thousands) and as a percentage of revenues by segments, during the three months ended June 30, 2021 and June 30, 2020:

Three months ended June 30,	Retail		Petroleum
2021	$2,179	76%	$672	24%
2020	$3,556	88%	$481	12%

Our revenues from Retail in the three months ended June 30, 2021 decreased by $1.4 million, or 39%, compared to the three months ended June 30, 2020, mainly attributed to a decrease in Retail sales in the APAC and European markets.

Our revenues from Petroleum in the three months ended June 30, 2021 increased by $191,000, or 40%, compared to the three months ended June 30, 2020, mainly due to an increase in revenues from the Petroleum segment in Africa.

Cost of Revenues and Gross Margin

Our cost of revenues, presented by gross profit and gross margin percentage, in the three months ended June 30, 2021 and June 30, 2020 were as follows (dollar amounts in thousands):

Cost of revenues	Three months ended June 30,
	2021	2020
Cost of sales	$1,874	$2,358
Gross profit	$977	$1,679
Gross margin percentage	34%	42%

Cost of sales. Cost of sales consists primarily of materials, as well as salaries, fees to subcontractors, related costs of our technical staff that assemble our products and freight expenses. The decrease of $484,000, or 20%, in the three months ended June 30, 2021, compared to the three months ended June 30, 2020, resulted primarily from a decrease in sales.

Gross margin. The decrease in gross margin in the three months ended June 30, 2021, compared to the three months ended June 30, 2020, is mainly attributed to an increase of components costs due to a components shortage as part of the impact of COVID-19 pandemic and in lesser degree due to revenue mix.

Operating expenses

Our operating expenses in the three months ended June 30, 2021 and June 30, 2020 were as follows (in thousands):

Operating expenses	Three months ended June 30,
	2021	2020
Research and development	$900	$903
Selling and marketing	$736	$885
General and administrative	$735	$698
Total operating expenses	$2,371	$2,486

Research and development. Our research and development expenses consist primarily of the salaries and related expenses of our research and development staff, as well as subcontracting expenses. Our research and development, in the three months ended June 30, 2021, compared to the three months ended June 30, 2020, remained consistent.

Selling and marketing. Our selling and marketing expenses consist primarily of salaries and substantially all of the expenses of our sales and marketing for the subsidiaries and offices in the United States, South Africa and Europe, as well as expenses related to advertising, professional expenses, participation in exhibitions and tradeshows and a change in allowance for doubtful accounts. The decrease of $149,000, or 17%, in the three months ended June 30, 2021, compared to the three months ended June 30, 2020, is primarily attributed to a decrease in employment expenses and professional expenses.

General and administrative. Our general and administrative expenses consist primarily of salaries and related expenses of our executive management and financial and administrative staff. These expenses also include costs of our professional advisors (such as legal and accounting), office expenses and insurance. The increase of $37,000, or 5%, in the three months ended June 30, 2021, compared to the three months ended June 30, 2020, is primarily attributed to an increase in professional expenses, partially offset by a decrease in employment expenses.

Financing expenses, net

Our financing expenses, net, in the three months ended June 30, 2021 and June 30, 2020 were as follows (in thousands):

	Three months ended June 30,
	2021	2020
Financing expenses, net	$(131)	$(109)

Financing expenses consist primarily of interest payable on loans, bank commissions and foreign exchange losses. Financing income consists primarily of foreign exchange gains and interest earned on investments in short-term deposits. The increase in financing expenses, net, of $22,000, or 20%, in the three months ended June 30, 2021, compared to the three months ended June 30, 2020, is mainly due to interest expenses as a result of a convertible loan from shareholders.

Net loss from continuing operations

Our net loss from continuing operations in the three months ended June 30, 2021 and June 30, 2020 was as follows (in thousands):

	Three months ended June 30,
	2021	2020
Net loss from continuing operations	$(1,525)	$(928)

The increase in the net loss from continuing operations of $597,000, or 64%, in the three months ended June 30, 2021, compared to the three months ended June 30, 2020, is mainly due to a decrease in our gross profit, partially offset by a decrease in our operating expenses, as described above.

Net loss from discontinued operations

Our net loss from discontinued operations in the three months ended June 30, 2021 and June 30, 2020 was as follows (in thousands):

	Three months ended June 30,
	2021	2020
Net loss from discontinued operations	$(1,197)	$(195)

Our net loss from discontinued operations for the reporting periods is presented in the statements of operations as discontinued operations separately from continuing operations. The increase in the net loss from discontinued operations of $1.0 million, or 514%, in the three months ended June 30, 2021, compared to the three months ended June 30, 2020, is mainly due to classification in an amount of $746,000 of exchange differences on translation from other comprehensive loss to net loss from discontinued operations due to completion of sale of ASEC in the second quarter of 2021, and net expenses relating to the settlement of the litigation processes with Merwell Inc. and SuperCom Ltd.

Net loss

Our net loss in the three months ended June 30, 2021 and June 30, 2020 was as follows (in thousands):

	Three months ended June 30,
	2021	2020
Net loss	$(2,722)	$(1,123)

The increase in net loss of $1.6 million or 143%, in the three months ended June 30, 2021, compared to the three months ended June 30, 2020, is mainly due to a decrease in our gross profit and an increase in net loss from discontinued operations, partially offset by a decrease in our operating expenses, as described above.

Six months ended June 30, 2021 compared to six months ended June 30, 2020

Sources of Revenue

During the six months ended June 30, 2021 and June 30, 2020, our revenues were as follows (in thousands):

	Six months ended June 30,
	2021	2020
Sales	$4,833	$7,094
SaaS	$787	$610
Total revenues	$5,620	$7,704

Sales. Sales decreased by $2.3 million, or 32%, in the six months ended June 30, 2021, compared to the six months ended June 30, 2020. The decrease is mainly attributed to a decrease of Retail segment sales in APAC, the Americas and Europe.

SaaS. Our SaaS revenues increased by $177,000, or 29%, in the six months ended June 30, 2021, compared to the six months ended June 30, 2020. The increase is mainly attributed to an increase in revenues of both our Retail segment and our Petroleum segment.

The following table sets forth our revenues, by dollar amount (in thousands) and as a percentage of revenues in different geographical areas, in the six months ended June 30, 2021 and June 30, 2020:

Six months ended June 30,	Americas		Europe		Africa		APAC
2021	$1,698	30%	$2,087	37%	$819	15%	$1,016	18%
2020	$2,565	33%	$2,510	33%	$754	10%	$1,875	24%

Our revenues from sales in the Americas decreased by $867,000, or 34%, in the six months ended June 30, 2021, compared to the six months ended June 30, 2020, mainly due to a decrease in sales of readers to the U.S. market.

Our revenues from sales in Europe decreased by $423,000, or 17%, in the six months ended June 30, 2021, compared to the six months ended June 30, 2020, mainly due to a decrease in Retail sales.

Our revenues from sales in Africa increased by $65,000, or 9%, in the six months ended June 30, 2021, compared to the six months ended June 30, 2020, mainly due to an increase in revenues of Petroleum segment.

Our revenues from sales in APAC decreased by $859,000, or 46%, in the six months ended June 30, 2021, compared to the six months ended June 30, 2020, mainly due to a decrease in Retail sales.

Our revenues derived from outside the United States are primarily received in currencies other than the U.S. dollar and accordingly have a varying impact upon our total revenues as a result of fluctuations in exchange rates.

The following table sets forth our revenues by dollar amount (in thousands) and as a percentage of revenues by segments, during the six months ended June 30, 2021 and June 30, 2020:

Six months ended June 30,	Retail		Petroleum
2021	$4,461	79%	$1,159	21%
2020	$6,425	83%	$1,279	17%

Our revenues from Retail in the six months ended June 30, 2021 decreased by $2.0 million, or 31%, compared to the six months ended June 30, 2020, mainly attributed to a decrease in Retail sales in APAC, the United States and Europe.

Our revenues in the six months ended June 30, 2021 from Petroleum decreased by $120,000, or 9%, compared to the six months ended June 30, 2020, mainly due to a decrease in sales of Petroleum products in APAC and the Americas, partially offset by an increase in SaaS revenues of Petroleum in Africa.

Cost of Revenues and Gross Margin

Our cost of revenues, presented by gross profit and gross margin percentage, in the six months ended June 30, 2021 and June 30, 2020 were as follows (dollar amounts in thousands):

	Six months ended June 30,
	2021	2020
Cost of sales	$3,240	$4,379
Gross profit	$2,380	$3,325
Gross margin percentage	42%	43%

Cost of sales. The decrease of $1.1 million, or 26%, in the six months ended June 30, 2021, compared to the six months ended June 30, 2020, resulted primarily from a decrease in sales.

Gross margin. the decrease of gross margin percentage in the six months ended June 30, 2021, compared to the six months ended June 30, 2020, is mainly attributed to an increase of components costs due to a components shortage as part of the impact of COVID-19 pandemic, partially offset by change in our revenue mix.

Operating expenses

Our operating expenses in the six months ended June 30, 2021 and June 30, 2020 were as follows (in thousands):

Operating expenses	Six months ended June 30,
	2021	2020
Research and development	$1,738	$1,796
Selling and marketing	$1,341	$1,583
General and administrative	$1,481	$1,500
Total operating expenses	$4,560	$4,879

Research and development. The decrease of $58,000, or 3%, in the six months ended June 30, 2021, compared to the six months ended June 30, 2020, is primarily attributed to a decrease in subcontracting expenses, partially offset by an increase in employment expenses.

Selling and marketing. The decrease of $242,000, or 15%, in the six months ended June 30, 2021, compared to the six months ended June 30, 2020, is primarily attributed to a decrease in employment expenses and professional expenses.

General and administrative. The decrease of $19,000, or 1%, in the six months ended June 30, 2021, compared to the six months ended June 30, 2020, is primarily attributed to a decrease in employment expenses, partially offset by an increase in professional expenses.

Financing (expenses) income, net

Our financing (expenses) income, net, in the six months ended June 30, 2021 and June 30, 2020 were as follows (in thousands):

	Six months ended June 30,
	2021	2020
Loss from change in fair value of embedded derivative	$(1,974)	$-
Other financial (expenses) income, net	(127)	$67
Financing (expenses) income, net	(2,101)	$67

The change in financing (expenses) income, net, in the six months ended June 30, 2021, compared to the six months ended June 30, 2020, of $2.2 million, is mainly due to a loss from change in the fair value of embedded derivative as a result of the convertible loan of $2.0 million and to a lesser degree from interest expenses as a result of loan from shareholders and exchange rate differential.

Net loss from continuing operations

Our net loss from continuing operations in the six months ended June 30, 2021 and June 30, 2020 was as follows (in thousands):

	Six months ended June 30,
	2021	2020
Net loss from continuing operations	$(4,268)	$(1,504)

The increase in net loss from continuing operations of $2.8 million, or 184%, in the six months ended June 30, 2021, compared to the six months ended June 30, 2020, is mainly due to a decrease in our sales, a decrease in our gross profit and an increase in our financing expenses, net, and due to a loss from change in fair value of embedded derivative, partially offset by a decrease in our operating expenses, as described above.

Net loss from discontinued operations

Our net loss from discontinued operations in the six months ended June 30, 2021 and June 30, 2020 was as follows (in thousands):

	Six months ended June 30,
	2021	2020
Net loss from discontinued operations	$(1,615)	$(288)

Our net loss from discontinued operations for the reporting periods are presented in the statements of operations as discontinued operations separately from continuing operations. The increase in the net loss from discontinued operations of $1.3 million, or 461%, in the six months ended June 30, 2021, compared to the six months ended June 30, 2020, is mainly due to classification in an amount of $746,000 of exchange differences on translation from other comprehensive loss to net loss from discontinued operations due to completion of sale of ASEC in the six months ended on June 30, 2021, and net expenses relating to the settlement of the litigation processes with Merwell Inc. and SuperCom Ltd.

Net loss

Our net loss in the six months ended June 30, 2021 and June 30, 2020 was as follows (in thousands):

	Six months ended June 30,
	2021	2020
Net loss	$(5,883)	$(1,792)

The increase in net loss of $4.1 million, or 283%, in the six months ended June 30, 2021, compared to the six months ended June 30, 2020, is primarily due to a decrease in our gross profit, an increase in our financing expenses, net, due to a loss from change in fair value of embedded derivative and an increase in net loss from discontinued operations, partially offset by a decrease in our operating expenses, as described above.

Liquidity and Capital Resources

Our principal sources of liquidity since our inception have been revenues, proceeds from sales of equity securities, borrowings from banks, governments and shareholders, including convertible loans, proceeds from the exercise of options and warrants as well as proceeds from the divestiture of parts of our businesses.We have had recurring losses and cash outflows from operating activities. As of June 30, 2021, we had cash, cash equivalents and short-term investments representing bank deposits of $2.6 million (of which an amount of $105,000 has been pledged as security for certain items).

The recent situation in Poland resulting from the COVID-19 pandemic led to an almost complete stop to our Mass Transit Ticketing sales business, which negatively impacted our cash flow since March 2020. On April 21, 2021, we completed the sale of our wholly owned Polish subsidiary, ASEC, including our Mass Transit Ticketing activity. The consideration for the sale of ASEC was agreed to equal $3 million, of which approximately $2.1 million was used to repay Polish bank loans and was reduced by approximately $300,000 due working capital adjustments.

On December 9, 2020 and January 2021, we entered into a loan financing agreement, or the Loan Agreement, with Jerry L. Ivy, Jr., Descendants’ Trust, or the Lender. The Lender is our controlling shareholder. The Loan Agreement was amended on January 26, 2021, to allow for an additional lender to join the Lender and lend an additional $100,000 and provides that the Lender and the additional lender will extend us a loan in the aggregate amount of up to $1,600,000, or the Loan Amount. The Loan Agreement, before it was amended, was further described in the Current Report on Form 8-K filed by the Company on December 15, 2020. The Loan Agreement provides, among other things, that the Loan Amount and all accrued interest, or the Secured Amount, matures upon the lapse of six months following the initial closing, i.e., on June 17, 2021, or the Maturity Date, and will be payable in full on the Maturity Date, provided that the maturity date can be extended, in respect of the Loan Amount, at the sole option of the majority of the lenders. On June 17, 2021, the Lender, being the majority of the lenders, exercised its option to extend the maturity date, and the parties entered into a notice of exercise of option and agreement, or the Extension Agreement, according to which the maturity date was extended until December 17, 2021, or the Extended Maturity Date, and the Extended Maturity Period, as applicable. The Loan Amount has been bearing interest on all outstanding principal at an interest rate of 8.0% per annum. The net amount of interest on the Loan Amount accrued through June 17, 2021 was $54,849, or the Interest Debt. Pursuant to the Extension Agreement, the interest rate will automatically increase, effective as of the Maturity Date, to the rate of 10.0% per annum, or the Extension Interest. Any payment of interest is subject to withholding of taxes at source and the interest rates mentioned above are net of such withholding. Under the Extension Agreement, it was agreed that the Interest Debt shall be payable on the Extended Maturity Date, while until then it shall be considered part of the Loan Amount and shall bear the Extension Interest rate. In the event of a conversion of the Loan amount, the Interest Debt shall convert into our ordinary shares at the conversion price of $0.174 per share, and the remaining Secured Amount shall be converted at a price per share of $0.124, as originally contemplated under the Loan Agreement.

Our management has been working on updating our strategy for the coming years in order to realize our potential and resume our growth, and ultimately create shareholder value. We raised additional funds and increased our cash, cash equivalents and short-term investments in a gross amount of $3.3 million by closing a rights offering, or the Rights Offering, on May, 19, 2021, under which we offered our existing shareholders to purchase additional ordinary shares in consideration for a lower exercise price than the quoted share price in the active market, reflecting a bonus element that is somewhat similar to a stock dividend. The Rights Offering was oversubscribed and generated $3.3 million in gross proceeds. The issuance costs derived for the Rights Offering were approximately $128,000. As part of the Rights Offering we issued an aggregate of 18,965,516 shares for $0.174 per share. In addition to the above, a portion of additional revenue we were hoping to recognize in the second quarter has become backlogged due to a lack of components, as further described below, and will be delivered later in the year. Therefore, we believe that we have sufficient capital resources to fund our operations for at least the next 12 months. In addition, we engaged an investment bank to explore strategic options and are investing resources in this process.

In connection with the outbreak of COVID-19, we have taken steps to protect our workforce in Israel, the United States, Poland, South Africa and elsewhere. Such steps include working from home where possible, minimizing face-to-face meetings, utilizing video conference as much as possible, social distancing at facilities and elimination of most international travel. We continue to comply with all local health directives.

We have continued to see an interest from new customers, potential customers and partners as they forecasted that the need for our products will grow, yet execution of closing is still slow due to the current business environment.

While interest from current and new customers is growing, which is reflected in an increasing rate of orders, a global shortage in components, which caused an increase in components’ prices, freight cost and longer lead-times, has created a delay in fulfilling customers’ orders, which impacted our revenues and product gross margin, mainly in the Retail segment. As a response to this business environment, we encourage our customers to provide their forecast for their demand and continue to maintain a comprehensive network of worldwide suppliers in order to optimize our access to critical components. In addition, we recently purchased an amount of such components to be used for sales later this year. As long as the COVID-19 pandemic continues, the components’ lead-time may be longer than normal and the shortage in components may continue or get worse.

It is difficult to predict what other impacts the COVID-19 pandemic may have on us.

Operating activities related to continuing operations

For the six months ended June 30, 2021, net cash used in continuing operating activities was $3.2 million, primarily due to a $4.3 million net loss from continuing operations, a $1.1 million increase in trade receivables, net, a $416,000 increase in other receivables and prepaid expenses, a $263,000 increase in inventories, a $55,000 change in accrued interest and linkage differences and $13,000 of deferred tax benefits, net, partially offset by a $2.0 million loss from change in fair value of embedded derivative, a $544,000 increase in trade payables, $200,000 of depreciation and amortization, a $173,000 increase in other current liabilities, $29,000 of expenses due to stock-based compensation issued to employees and others, $10,000 of transaction expenses related to the convertible short-term loan received from shareholders and a $5,000 change in accrued severance pay, net.

For the six months ended June 30, 2020, net cash used in continuing operating activities was $33,000 primarily due to a $1.5 million net loss from continuing operations, a $283,000 decrease in other current liabilities, a $162,000 change in accrued interest and linkage differences and a $92,000 increase in other receivables and prepaid expenses, partially offset by a $1.3 million increase in trade payables, a $380,000 decrease in inventories, $212,000 of depreciation and amortization, a $92,000 decrease in trade receivables, net, $28,000 of expenses due to stock based compensation issued to employees, $17,000 of deferred tax expenses, net, and a $11,000 change in accrued severance pay, net.

Operating activities related to discontinued operations

For the six months ended June 30, 2021, net cash used in discontinued operating activities was $91,000, mainly related to the Mass Transit Ticketing operation that was managed by ASEC, and legal expenses related to the dispute with Merwell Inc. and SuperCom Ltd. in connection with the SmartID division.

For the six months ended June 30, 2020, net cash used in discontinued operating activities was $1.3 million, mainly related to the Mass Transit Ticketing operation that was managed by ASEC and to expenses derived from legal proceedings with Harel Insurance Company Ltd.

Investing and financing activities related to continuing operations

For the six months ended June 30, 2021, net cash used in continuing investing activities was $1.6 million, mainly due to a $1.5 million change in short-term investments, and $137,000 of purchases of property and equipment and intangible assets.

For the six months ended June 30, 2020, net cash provided by continuing investing activities was $228,000, mainly due to a $511,000 change in short-term investments, net, partially offset by $283,000 of purchases of property and equipment and intangible assets.

For the six months ended June 30, 2021, net cash provided by continuing financing activities was $2.7 million, mainly due to $3.2 million in proceeds from issuance of shares as a result of the Rights Offering, net of issuance costs and a $923,000 convertible short-term loan received from shareholders, net of transaction expenses, partially offset by a $1.5 million decrease in short-term bank credit and loans, net, and a $2,000 repayment of long-term bank loans.

For the six months ended June 30, 2020, net cash provided by continuing financing activities was $1.4 million, mainly due to $1.4 million of proceeds from issuance of shares, net of issuance costs, and a $62,000 increase in short-term bank credit and loans, net, partially offset by a $7,000 of repayment of long-term bank loans.

Investing and financing activities related to discontinued operations

For the six months ended June 30, 2021, net cash provided by discontinued investing activities was $1.3 million, mainly related to $2.7 million consideration for the sale of ASEC, partially offset by cash and cash equivalents as held by ASEC at the closing date of its sale.

For the six months ended June 30, 2020, net cash used in discontinued investing activities was $207,000, related to the purchase of long-lived assets for the Mass Transit Ticketing operations.

For the six months ended June 30, 2021, net cash used in discontinued financing activities was $380,000, related to repayment of short-term bank loan, for the Mass Transit Ticketing operations.

For the six months ended June 30, 2020, net cash provided by discontinued financing activities was $799,000, related to proceeds from long-term bank loan for the Mass Transit Ticketing operations.

Off Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures - Our management, including our Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, are responsible for establishing and maintaining our disclosure controls and procedures (within the meaning of Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended, or Exchange Act). These controls and procedures are designed to ensure that information required to be disclosed in the reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information was made known to our management, including our CEO and CFO, by others within the Company, as appropriate to allow timely decisions regarding required disclosure. We evaluated these disclosure controls and procedures under the supervision of our CEO and CFO as of June 30, 2021. Based upon that evaluation, our management, including our CEO and CFO, concluded that our disclosure controls and procedures are effective as of such date.

Changes in Internal Control Over Financial Reporting - There has been no change in our internal control over financial reporting during the quarter ended June 30, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

For information with respect to legal proceedings to be disclosed under this Item, see Note 6A to the consolidated Financial Statements included under Part I Item 1 in this Quarterly Report.

Item 1A. Risk Factors.

Our business faces many risks, a number of which are described under the caption “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020. Other than as set forth below, there have been no material changes from the risk factors previously disclosed in such Annual Report. The risks described in such Annual Report and below may not be the only risks we face. Other risks of which we are not yet aware, or that we currently believe are not material, may also materially and adversely impact our business operations or financial results. If any of the events or circumstances described in the risk factors contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020 or described below occurs, our business, financial condition or results of operations could be adversely impacted and the value of an investment in our securities could decline. Investors and prospective investors should consider the risks described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020 and below, and the information contained under the caption “Forward-Looking Statements” and elsewhere in this Quarterly Report on Form 10-Q before deciding whether to invest in our securities.

We face risks due to a global shortage in the components required for the supply of our products.

As part of the different impacts of the COVID 19 pandemic, there currently is a global shortage in the components required for the supply of our products, which has led to an increase in the prices of such components, in freight cost and to a longer lead-times. Such shortage can make it harder for us to be able to fulfill orders made by customers, which might have an impact on our revenues and product gross margin, mainly in the Retail segment. In order to mitigate the risk, we encourage our customers to provide a forecast to their demand and continue to maintain a comprehensive network of worldwide suppliers in order to optimize our access to critical components. In addition, during last few months we have purchased a larger amount of such components to be used for sales later this year. However, these measures may not be sufficient to mitigate the aforementioned risks. As long as the COVID-19 pandemic continues, the components’ lead-time may be longer than normal and shortage in components may continue or become greater which would adversely affect our business.

Item 5. Other Information.

On July 19, 2021, our Compensation Committee of the Board of Directors, or the Board, approved, and recommended the Board to approve, our new 2021 equity incentive plan, or the Plan. On July 22, 2021, the Board approved the Plan. Following approval of the Plan we ceased issuing securities under our 2001 Stock Option Plan.

The Plan provides us with a general guidance as to the grants of equity to employees and service providers (such as the types of equity to be granted, vesting schedules, determination of exercise prices, exercise of options, etc.) as well as containing provisions needed for the compliance with the requirements of the Israeli Tax Authority. The below summary is subject to the full terms of the Plan that is attached to this Quarterly Report on Form 10-Q as Exhibit 10.2.

The purpose of the Plan is to increase shareholder value and to advance the interests of the Company by furnishing economic incentives.

Administration of the Plan

The Plan is administered by the Board or by a committee comprised of some of its members, which shall have the power and authority detailed in the Plan. References to the Board include also such committee. All decisions, determinations and interpretations of the Board shall be final and binding on all grantees. No member of the Board shall be liable towards any grantee for any action taken or determination made in good faith with respect to the Plan or any securities issued thereunder.

Designation of Grantees

The persons eligible for participation in the Plan as grantees, or Grantees, are any employees and non-employees of the Company and/or of any of the Company’s affiliates and any other person which the Board determines to be eligible for the issuance of awards. Securities under Section 102, or Section 102, of the Israeli Income Tax Ordinance, or ITO, shall be issued only to employees of the Company and/or an affiliate thereof.

Shares Subject to the Plan

The aggregate number of shares reserved for the purposes of the Plan shall be fixed from time to time by the Board. Currently there are 3.9 million shares reserved for issuance under the Plan. Any shares which at the time of termination of the Plan remain unissued and do not underlie any outstanding options, shall cease to be reserved for the purpose of the Plan. Should any option, or any portion thereof, for any reason expire or be cancelled prior to its exercise, the shares subject to such option shall become available for issuance or sale under the Plan. Shares may be made available from the authorized but unissued shares of the Company or from shares held in the Company’s treasury.

With respect to the Restricted Shares (as defined below), the Grantee shall also have, subject to the full vesting of Restricted Shares and the provisions of the Articles of Association of the Company, the right to sell such shares.

Issuance of Restricted Shares

The Board may issue Shares which shall be subject to certain restrictions, or Restricted Shares, and condition their grant or vesting upon the attainment of specified performance targets or such other factors as the Board may determine.

Upon delivery of a notice to the Grantee of non-achievement of the vesting milestones, setting forth the number of Shares to be repurchased or forfeited by the Company, or the Repurchased Shares, the Company shall become the legal and beneficial owner of the Repurchased Shares and all rights and interests therein or thereto without the necessity for any action on the part of the Company or Grantee.

Term of Option

Each unexercised option granted pursuant to the Plan shall expire upon the tenth anniversary of the date of grant thereof or earlier, in the event of termination of Grantee’s employment or service with the Company or any of its subsidiaries, unless the Board established a shorter or longer term for an option or there are circumstances under which such option shall be cancelled or expire.

Exercise Price and Consideration

The exercise price shall be determined by the Board in its sole discretion. The proceeds received by the Company from the issuance of Shares and/or Shares subject to options will be added to the general funds of the Company and used at the Company’s discretion.

Vesting of the Options

Generally, options shall vest and become exercisable according to the following three year vesting schedule, such that one third (1/3) of the options granted shall become vested upon lapse of each year as of the date of grant, or any other date determined by the Board, provided that on and before the respective preceding vesting dates the option holder, or the Optionee, shall be and shall have been continuously employed by the Company or provided services to the Company. The vesting provisions of individual options or Restricted Shares may vary, as the Board may determine.

Exercise of Options

The exercise of options shall be effective upon receipt of Optionee’s written notice by the Company together with full payment of the exercise price and the execution and delivery of any other required document. The notice of exercise is irrevocable and may not be rescinded or revised once it has been delivered to the Company.

Each vested option granted under the Plan shall be exercisable. However, no option shall be exercisable after the expiration date set forth in the grant agreement.

The exercise of options may be made through a net exercise mechanism as set forth in the Plan.

The options may be exercised by the Optionee in whole at any time or in part from time to time, to the extent that the options become vested and exercisable, prior to the expiration date, and provided that the Optionee is employed by or providing services to the Company or any of its affiliates, at all times during the period beginning with the date of grant and ending upon the date of exercise.

Right as a Shareholder

Shares and options issued pursuant to the Plan shall be issued in the name of the Grantee or to a trustee, or the Trustee, in the name of the Grantee, as applicable. With respect to options, prior to exercise and until the registration of the Optionee as a holder of Shares in the Company’s register of shareholders, an Optionee, as such, shall have no right to vote or receive dividends or any other rights of or as a shareholder

An Optionee shall not have any of the rights or privileges of a shareholder in the Company in respect of any Shares purchasable upon the exercise of any options, until the Optionee shall have exercised the option, paid the exercise price and applicable tax thereof and have been registered as a holder of such Shares in the Company’s register of shareholders upon exercise of the options in accordance with the provisions of the Plan.

Termination of Employment

In the event of termination other than for cause, as such term is defined in the Plan, all options issued to that Optionee, which are vested and exercisable at the time of such termination, may be exercised within the period specified in the Plan and then will expire. Any Shares covered by the unvested portion of the option shall revert back to the Plan. In the event of termination for cause, all outstanding options granted to such Optionee (whether vested or not) shall, to the extent not theretofore exercised, immediately expire and shall be of no further force and effect as of the date of such termination and shall revert to the Plan.

With respect to an unapproved 102 Option, which are options that do not qualify for favorable tax treatment under the ITO, the Optionee shall extend to the Company and/or its affiliate security or guarantee for the payment of tax due at the time of sale of Shares, all in accordance with the provisions of Section 102.

Adjustments

A Grantee’s rights to purchase or receive Shares under the Plan shall be adjusted in the event of changes in capitalization, such as share split and reverse share split, dissolution or liquidation. In addition, special arrangements will take place in the case of certain transactions, or a Transaction, which is defined as (i) a merger, consolidation, acquisition or reorganization of the Company with one or more other entities in which the Company is not the surviving entity (or if in the context of a reverse triangular merger, the Company is the surviving entity), (ii) an acquisition of all or over 50% of the shares of the Company in a transaction or series of related transactions. For the avoidance of doubt, any merger or reverse triangular merger with a publicly traded entity in which the shareholders of the Company prior to such transaction hold more than 50% of the shares of the combined entity, shall not be considered a Transaction; (iii) a sale and/or transfer (including by way an exclusive license) of all or substantially all of the assets or shares of the Company to a third party(ies); or (iv) such other transaction with a similar effect, as shall be determined by the Board in each case, other than a transaction or series of a related transaction for the sole purpose of effecting a change in domicile of the Company.

In the event of a Transaction, all unvested options and Restricted Shares of employees who worked at least one year with the Company shall fully vest immediately prior to the consummation of a Transaction and each outstanding unexercised option and Restricted Share may be assumed by the successor company or an affiliate thereof, or may be replaced by a share option, or a share, as applicable, in, or right against, the successor company or an affiliate thereof, and appropriate adjustments shall be made in the number of shares (and respectively, in the case of options, the exercise price per share) in order to reflect such an assumption or replacement. If the options and/or the Restricted Share are not assumed or substituted, the Board may decide that the vesting periods set forth in the grant agreements shall be fully or partially accelerated.

In connection with a Transaction, the Board may also determine that all options and Restricted Shares which are “in the money” with respect to the Transaction, shall be replaced with the right of the Optionee to receive the difference between the per-share consideration being paid in the Transaction for each Share, and the exercise price, minus the amount of any applicable withholding taxes, and all options and/or Restricted Shares which are not “in the money” may, at the full discretion of the Board, be cancelled or assumed as aforesaid. In addition, the Board may decide that the Optionees shall be subject to all or some of the same terms and conditions, and risks, as the risks being taken by the Company’s shareholders in the Transaction, pro rata and mutatis mutandis.

Designation of Shares and/or Options Pursuant to Section 102

The Board may designate Shares and/or options to qualify under Section 102 under the capital gains route or ordinary income route.. Such election shall be filed with the Israeli Tax Authority, and shall obligate the Company to issue only one type of approved 102 Shares, or Approved 102 Shares, and/or approved 102 Options, or Approved 102 Options, it has elected.

Trustee

Any Approved 102 Shares and/or Approved 102 Options shall be issued pursuant to the Plan to a Trustee who shall hold them in trust pursuant to the Company’s instructions from time to time.

Dividends

With respect to all Shares issued, the Grantee (or the Trustee of his behalf, in the case of 102 Shares or Shares issued upon the exercise of 102 Options) shall be entitled to receive dividends in accordance with the quantity of such Shares, subject to the provisions of the Company’s Articles of Association and subject to any applicable taxation on distribution of dividends, and, when applicable, subject to the provisions of Section 102.

Amendment and Termination of the Plan

The Board may terminate, alter, adjust, suspend or amend the Plan, or any part thereof, in any respect, except that if at any time the approval of the shareholders of the Company is required pursuant to the Israeli Companies Law, 1999 or the regulations promulgated thereunder, the Board may not effect such modification or amendment without such approval.

Governing Law

The validity, construction, interpretation, administration and effect of the Plan and any rules, regulations and actions relating to the Plan will be governed by and construed exclusively in accordance with the laws of the State of Israel, notwithstanding the conflicts of laws principles of any jurisdiction. The competent courts in Tel Aviv shall have sole and exclusive jurisdiction over any dispute with regard to any controversy or claim arising under, out of, or in connection with this Plan, its validity, its interpretation, its execution or any breach or claimed breach thereof.

Item 6. Exhibits.

3.1	Amended and Restated Articles of Incorporation, as amended on April 14, 2020 (incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 12, 2020).

3.2	Memorandum of Association, as amended and restated after the April 14, 2020 amendment (incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 12, 2020).

10.1	Notice of Exercise of Option and Agreement dated June 17, 2021 (incorporated by reference to the Company’s Current Report on Form 8-K filed on June 23, 2021).

10.2*	On Track Innovations Ltd. 2021 Equity Incentive Plan.

31.1*	Rule 13a-14(a) Certification of Chief Executive Officer.

31.2*	Rule 13a-14(a) Certification of Chief Financial Officer.

32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.

32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

101 *	The following materials from our Quarterly Report on Form 10-Q for the quarter ended June 30, 2021 formatted in XBRL (eXtensible Business Reporting Language): (i) the Interim Condensed Consolidated Balance Sheets, (ii) the Interim Condensed Consolidated Statements of Operations, (iii) the Interim Condensed Consolidated Statements of Comprehensive Loss, (iv) the Interim Condensed Statements of Changes in Equity, (v) the Interim Condensed Consolidated Statements of Cash Flows, and (vi) the Notes to Interim Condensed Consolidated Financial Statements, tagged as blocks of text and in detail.

104*	Cover Page Interactive Data File––the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

*	Filed herewith.

**	Furnished herewith.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ON TRACK INNOVATIONS LTD.

By:	/s/ Yehuda Holtzman
Yehuda Holtzman, Chief Executive Officer
(Principal Executive Officer)

Dated: August 16, 2021

By:	/s/ Assaf Cohen
Assaf Cohen, Chief Financial Officer
(Principal Financial and Accounting Officer)

Dated: August 16, 2021