Form 10-Q
period 2021-09-30
ON TRACK INNOVATIONS LTD
filed 2021-11-15
CIK 1021604

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

Yes ☐    No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: 72,789,893 Ordinary Shares outstanding as of November 9, 2021.

ON TRACK INNOVATIONS LTD.

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

ON TRACK INNOVATIONS LTD. AND ITS SUBSIDIARIES

INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As of September 30, 2021

(Unaudited)

On Track Innovations Ltd.

and its Subsidiaries

Interim Condensed Consolidated

Financial Statements

As of September 30, 2021

(Unaudited)

On Track Innovations Ltd.

and its Subsidiaries

Interim Unaudited Condensed Consolidated Financial Statements as of September 30, 2021

Contents	Page

Interim Unaudited Condensed Consolidated Balance Sheets	F-2 - F-3
Interim Unaudited Condensed Consolidated Statements of Operations	F-4
Interim Unaudited Condensed Consolidated Statements of Comprehensive Loss	F-5
Interim Unaudited Condensed Consolidated Statements of Changes in Equity	F-6 - F-7
Interim Unaudited Condensed Consolidated Statements of Cash Flows	F-8 - F-9
Notes to the Interim Unaudited Condensed Consolidated Financial Statements	F-10 - F-32

On Track Innovations Ltd.

and its Subsidiaries

Interim Unaudited Condensed Consolidated Balance Sheets

US dollars in thousands except share and per share data

	September 30,	December 31,
	2021	2020
Assets

Current assets
Cash and cash equivalents	$1,253	$1,377
Short-term investments	-	105
Trade receivables (net of allowance for doubtful accounts of $610 and $620 as of September 30, 2021 and December 31, 2020, respectively)	3,839	1,148
Other receivables and prepaid expenses	1,142	695
Inventories	3,223	2,479
Assets from discontinued operations - held for sale	-	6,358
Total current assets	9,457	12,162
Non-current assets

Restricted bank deposit	105	-

Long-term restricted deposit for employee benefits	509	511

Severance pay deposits	410	411

Property, plant and equipment, net	702	752

Intangible assets, net	171	247

Right-of-use assets due to operating leases	2,304	2,903
Total non-current assets	4,201	4,824
Total Assets	$13,658	$16,986

The accompanying notes are an integral part of these interim unaudited condensed consolidated financial statements.

On Track Innovations Ltd.

and its Subsidiaries

Interim Unaudited Condensed Consolidated Balance Sheets

US dollars in thousands except share and per share data

	September 30,	December 31,
	2021	2020
Liabilities and Equity

Current Liabilities
Short-term bank credit and loans and current maturities of long-term bank loans	$1,863	$542
Convertible short-term loan from shareholders, including a controlling shareholder (See note 5)	422	625
Trade payables	3,410	1,667
Other current liabilities	2,519	2,283
Liabilities from discontinued operations - held for sale	-	5,829
Total current liabilities	8,214	10,946

Long-Term Liabilities
Long-term loans, net of current maturities	24	14
Long-term liabilities due to operating leases, net of current maturities	1,708	2,343
Accrued severance pay	993	977
Total long-term liabilities	2,725	3,334

Total Liabilities	10,939	14,280

Commitments and Contingencies

Equity
Shareholders’ Equity
Ordinary shares of NIS 0.1 par value: Authorized – 100,000,000 shares as of September 30, 2021 and December 31, 2020; issued: 73,968,592 and 55,003,076 shares as of September 30, 2021 and December 31, 2020, respectively; outstanding: 72,789,893 and 53,824,377 shares as of September 30, 2021, and December 31, 2020, respectively	2,008	1,423
Additional paid-in capital	233,406	227,209
Treasury shares at cost - 1,178,699 shares as of September 30, 2021 and December 31, 2020	(2,000)	(2,000)
Accumulated other comprehensive loss	(332)	(961)
Accumulated deficit	(230,363)	(222,965)
Total Equity	2,719	2,706

Total Liabilities and Equity	$13,658	$16,986

The accompanying notes are an integral part of these interim unaudited condensed consolidated financial statements.

On Track Innovations Ltd.

and its Subsidiaries

Interim Unaudited Condensed Consolidated Statements of Operations

US dollars in thousands except share and per share data

	Three months ended September 30,		Nine months ended September 30,
	2021	(*) 2020	2021	(*) 2020
Revenues
Sales	$4,632	$2,624	$9,465	$9,718
Software as a Service (“SaaS”)	407	362	1,194	972

Total revenues	5,039	2,986	10,659	10,690

Cost of revenues
Cost of sales	3,715	1,834	6,955	6,213
Total cost of revenues	3,715	1,834	6,955	6,213

Gross profit	1,324	1,152	3,704	4,477
Operating expenses
Research and development	946	839	2,684	2,635
Selling and marketing	701	765	2,042	2,348
General and administrative	764	799	2,245	2,299

Total operating expenses	2,411	2,403	6,971	7,282

Operating loss from continuing operations	(1,087)	(1,251)	(3,267)	(2,805)

Financial expenses derived from convertible short-term loan from shareholders	(345)	-	(2,398)	-
Other financial expenses, net	(112)	(72)	(160)	(5)
Financial expenses, net	(457)	(72)	(2,558)	(5)

Loss from continuing operations before taxes on income	(1,544)	(1,323)	(5,825)	(2,810)

Income tax benefits (expenses)	-	8	13	(9)

Loss from continuing operations	(1,544)	(1,315)	(5,812)	(2,819)
Loss (income from discontinued operations)	29	(306)	(1,586)	(594)

Net loss	$(1,515)	$(1,621)	$(7,398)	$(3,413)

Basic and diluted net loss attributable to shareholders per ordinary share
From continuing operations	(0.02)	(0.02)	(0.09)	(0.05)
From discontinued operations	(** )	(0.01)	(0.03)	(0.01)
	$(0.02)	$(0.03)	$(0.12)	$(0.06)
Weighted average number of ordinary shares used in computing basic and diluted net loss per ordinary share	72,789,893	(***)57,470,208	63,133,458	(***)55,059,647

(*)	Reclassified to conform with the current period presentation, see Note 1C(2).
(**)	Less than $0.01 per ordinary share.
(***)	Basic and diluted net losses attributable to shareholders per ordinary share for previous reporting periods were retroactively adjusted due to the completion of rights offering, see Note 1E.

The accompanying notes are an integral part of these interim unaudited condensed consolidated financial statements

On Track Innovations Ltd.

and its Subsidiaries

Interim Unaudited Condensed Consolidated Statements of Comprehensive Loss

US dollars in thousands

	Three months ended September 30,		Nine months ended September 30,
	2021	(*) 2020	2021	(*) 2020
Total comprehensive loss:
Net loss	$(1,515)	$(1,621)	$(7,398)	$(3,413)
Exchange differences on translation released following sale of a subsidiary	-	-	746	-
Exchange differences on translation of foreign continuing operations	20	18	(65)	(13)
Exchange differences on translation of foreign discontinued operations	-	58	(52)	(64)
Total comprehensive loss	$(1,495)	$(1,545)	$(6,769)	$(3,490)

(*)	Reclassified to conform with the current period presentation, see Note 1C(2).

The accompanying notes are an integral part of these interim unaudited condensed consolidated financial statements.

On Track Innovations Ltd.

and its Subsidiaries

Interim Unaudited Condensed Consolidated Statements of Changes in Equity

US dollars in thousands except number of shares

					Accumulated
			Additional	Treasury	other
	Number of	Share	paid-in	Shares	comprehensive	Accumulated	Total
	Shares issued	capital	capital	(at cost)	Income (loss)	deficit	equity

Balance as of June 30, 2020	55,003,076	$1,423	$227,170	$(2,000)	$(1,127)	$(218,624)	$6,842

Changes during the three month period ended September 30, 2020:

Stock-based compensation	-	-	13	-	-	-	13
Exchange differences on translation adjustments	-	-	-	-	76	-	76
Net loss	-	-	-	-	-	(1,621)	(1,621)
Balance as of September 30, 2020	55,003,076	$1,423	$227,183	$(2,000)	$(1,051)	$(220,245)	$5,310

Balance as of June 30, 2021	73,968,592	$2,008	$233,391	$(2,000)	$(352)	$(228,848)	$4,199

Changes during the three month period ended September 30, 2021:

Stock-based compensation	-	-	15	-	-	-	15
Exchange differences on translation adjustments	-	-	-	-	20	-	20
Net loss	-	-	-	-	-	(1,515)	(1,515)
Balance as of September 30, 2021	73,968,592	$2,008	$233,406	$(2,000)	$(332)	$(230,363)	$2,719

On Track Innovations Ltd.

and its Subsidiaries

Interim Unaudited Condensed Consolidated Statements of Changes in Equity

US dollars in thousands except number of shares

					Accumulated
			Additional	Treasury	other
	Number of	Share	paid-in	Shares	comprehensive	Accumulated	Total
	Shares issued	capital	capital	(at cost)	Income (loss)	deficit	equity

Balance as of December 31, 2019	47,963,076	$1,226	$225,970	$(2,000)	$(974)	$(216,832)	$7,390

Changes during the nine month period ended September 30, 2020:
Issuance of shares, net of issuance costs of $39 (*)	7,040,000	197	1,172	-	-	-	1,369
Stock-based compensation	-	-	41	-	-	-	41
Exchange differences on translation adjustments	-	-	-	-	(77)	-	(77)
Net loss	-	-	-	-	-	(3,413)	(3,413)
Balance as of September 30, 2020	55,003,076	$1,423	$227,183	$(2,000)	$(1,051)	$(220,245)	$5,310

Balance as of December 31, 2020	55,003,076	$1,423	$227,209	$(2,000)	$(961)	$(222,965)	$2,706

Changes during the nine month period ended September 30, 2021:
Issuance of shares, net of issuance costs of $128 (*)	18,965,516	585	2,587	-	-	-	3,172
Stock-based compensation	-	-	44	-	-	-	44
Exchange differences on translation adjustments	-	-	-	-	(**)629	-	629
Classification of embedded derivative from liability to equity (***)	-	-	3,566	-	-	-	3,566
Net loss	-	-	-	-	-	(7,398)	(7,398)
Balance as of September 30, 2021	73,968,592	$2,008	$233,406	$(2,000)	$(332)	$(230,363)	$2,719

(*)	See Note 10A.
(**)	Including exchange differences on translation released following sale of a subsidiary in amount of $746.
(***)	See Note 5.

The accompanying notes are an integral part of these interim unaudited condensed consolidated financial statements.

On Track Innovations Ltd.

and its Subsidiaries

Interim Unaudited Condensed Consolidated Statements of Cash Flows

US dollars in thousands

	Nine months ended September 30,
	2021	(*) 2020
Cash flows from continuing operating activities
Net loss from continuing operations	$(5,812)		$(2,819)
Adjustments required to reconcile net loss to net cash used in by continuing operating activities:
Stock-based compensation related to options and shares issued to employees and others	44		41
Accrued interest and linkage differences, net	(110)		(102)
Financial expenses derive from convertible short-term loan from shareholders	2,398		-
Depreciation and amortization	290		314
Deferred tax (benefits) expenses, net	(13)		9

Changes in operating assets and liabilities:
Change in accrued severance pay, net	17		21
Increase in trade receivables, net	(2,848)		(432)
(Increase) decrease in other receivables and prepaid expenses	(420)		306
(Increase) decrease in inventories	(750)		253
Increase in trade payables	1,739		1,087
Increase (decrease) in other current liabilities	58		(305)
Net cash used in continuing operating activities	(5,407)		(1,627)

Cash flows from continuing investing activities

Purchase of property and equipment and intangible assets	(206)		(336)
Change in short-term investments, net	-		1,715
Net cash (used in) provided by continuing investing activities	(206)		1,379

Cash flows from continuing financing activities
(Decrease) increase in short-term bank credit, net	(406)		70
Convertible short-term loan received from shareholders, net of transaction expenses	923		-
Long-term loan received	18		-
Repayment of long-term loans	(4)		(8)
Proceeds from issuance of shares, net of issuance costs	3,209		1,369
Net cash provided by continuing financing activities	3,740		1,431

Cash flows from discontinued operations
Net cash used in discontinued operating activities	(1,724)		(1,335)
Net cash provided by (used in) discontinued investing activities	2,926		(658)
Net cash (used in) provided by discontinued financing activities	(380)		890
Total net cash provided by (used in) discontinued operations	822		(1,103)

Effect of exchange rate changes on cash and cash equivalents	(90)		(45)

(Decrease) increase in cash, cash equivalents and restricted cash	(1,141)		35

Cash, cash equivalents and restricted cash - beginning of the period	(**)2,499		(**)2,648

Cash, cash equivalents and restricted cash - end of the period	$1,358	$	(**)2,683

(*)	Reclassified to conform with the current period presentation, see Note 1C(2).
(**)	Including cash and cash equivalents from discontinued operations held for sale. See also Note 8.

The accompanying notes are an integral part of these interim unaudited condensed consolidated financial statements.

On Track Innovations Ltd.

and its Subsidiaries

Interim Unaudited Condensed Consolidated Statements of Cash Flows (cont’d)

US dollars in thousands

	Nine months ended September 30
	2021		2020
Supplementary cash flows activities:
Cash paid during the period for:
Interest paid	$	(*)69		$64
Income taxes paid		$-	$	(**)41
Income tax refund received		$6		$83

(*)	Including $7 that derives from discontinued operations.
(**)	Derives from discontinued operations.

Supplemental disclosures of non-cash flow information
Payables due to issuance costs	$37		$-
Payables due to purchase of property and equipment and intangible assets	$-		$23
Payables due to purchase of property and equipment and intangible assets from discontinued operations - held for sale	$-	$	(*)69
Classification of embedded derivative from liability to equity	$3,566		$-

(*)	Derives from discontinued operations

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

As of September 30, 2021, the Company operates in two operating segments: (a) Retail, and (b) Petroleum (see Note 11). The Company completed the sale of its Mass Transit Ticketing operation in April 2021 (see Note 1C(2)). The Company has determined that the Mass Transit Ticketing business qualifies as a discontinued operation. Accordingly, the results and the cash flows of this operation for all reporting periods are presented in the statements of operations and in the statements of cash flows, respectively, as discontinued operations separately from continuing operations. In addition, the sale of the Mass Transit Ticketing business qualified as held for sale as of December 31, 2020.

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

In the opinion of management, all adjustments considered necessary for a fair statement, consisting of normal recurring adjustments, have been included. Operating results for the nine month period and the three month period ended September 30, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021.

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

On April 20, 2016, the purchaser of the Smart ID division, SuperCom Ltd. (“SuperCom”), and the Company entered into a settlement agreement resolving certain litigation between SuperCom and the Company pursuant to which SuperCom paid the Company $2,050 and agreed to pay the Company up to $1,500 in accordance with and subject to a certain earn-out mechanism. In November 2017, the Company commenced an arbitration procedure with SuperCom, in which the Company claimed that additional earn-out payment was not paid to the Company. SuperCom raised claims against the Company during the arbitration for material damages. An arbitration decision was issued on December 24, 2018 in the Company’s favor and denied SuperCom’s claims. The arbitrator ordered SuperCom to disclose the financial information regarding the earn-out payments that the Company was entitled to receive, and to pay the Company accordingly, or otherwise pay the Company approximately $1,300 that reflects the maximum earn-out amount that was not paid to the Company by SuperCom. The arbitration verdict was approved as a court’s verdict in June 2019, but SuperCom failed to disclose the financial information in the way it should have done according to the arbitration decision. Therefore, in December 2019 the Company submitted a complementary claim to the arbitrator, asking for a final award that includes a final payment by SuperCom (as opposed to merely disclosing information). On January 21, 2021, after conclusion of the evidence phase in the arbitration, and after the Company already filed its summaries, SuperCom submitted new documents claiming that these include the missing financial information. Following the submission of these documents, on February 9, 2021, the Company submitted an application claiming that implementing the contractual sanction mechanism on the amounts presented in these documents testifies to the Company’s entitlement to the maximum earn-out amount, and, therefore, the arbitrator was requested to order that the parties will complete their summaries and then a verdict will be given. On March 8, 2021, the arbitrator accepted the Company’s application and on April 11, 2021, the Company submitted complementary summaries. Following an arbitration process between the Company and SuperCom, on August 10, 2021, the parties entered into a settlement agreement that concluded the legal proceedings with SuperCom. For further details see Notes 6A(1) and 6A(2).

On Track Innovations Ltd.

and Subsidiaries

Notes to the Interim Unaudited Condensed Consolidated Financial Statements

US dollars, NIS and Euro in thousands, except share and per share data

Note 1 - Organization and Basis of Presentation (cont’d)

C.	Divestiture of operations (cont’d)

2.	On March 29, 2021, the Company entered into an agreement (the “Sale Agreement”) for the sale of 100% of the issued and outstanding share capital of its wholly owned Polish subsidiary, ASEC S.A. (“ASEC”), with Vector Software SP. Z O.O. (the “Buyer”). ASEC is headquartered in Krakow, Poland, and had been conducting the Company’s Mass Transit Ticketing business in Europe.

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

The Company has had recurring losses and cash outflows from operating activities. It has an accumulated deficit as of September 30, 2021 of $230,363. As of September 30, 2021 the Company also has a payable balance on its short-term bank loans, that is due within the next 12 months, of $1,863 and a convertible short-term loan from shareholders, including a controlling shareholder , including accrued interest, of $1,702 (out of which, only $422 is presented as a liability within ‘convertible short-term loan from shareholders, including a controlling shareholder’), that, if not converted, would mature in December 2021 (see also Note 5).

Since inception, the Company’s principal sources of liquidity have been revenues, proceeds from sales of equity securities (regarding the issuance of shares during the last two years, see Note 10A), borrowings from banks, government and shareholders, including convertible loans, proceeds from the exercise of options and warrants as well as proceeds from the divestiture of parts of the Company’s businesses. The Company had cash, cash equivalents and investments representing bank deposits of $1,253 as of September 30, 2021.

On Track Innovations Ltd.

and Subsidiaries

Notes to the Interim Unaudited Condensed Consolidated Financial Statements

US dollars, NIS and Euro in thousands, except share and per share data

Note 1 - Organization and Basis of Presentation (cont’d)

D.	Liquidity and Capital Resources (cont’d)

The recent situation in Poland resulting from the coronavirus (“COVID-19”) pandemic, led to an almost complete stop to the Company’s Mass Transit Ticketing sales business, which negatively impacted the Company’s cash flow. The revenues from this operation, that were relatively stable during the year preceding the COVID-19 outbreak, decreased by $295 in the first quarter of 2021 compared to the first quarter of 2020, mainly due to lockdowns and other restrictions and consequences of the COVID-19 pandemic as started in March 2020. On April 21, 2021, the Company completed the sale of ASEC, including its Mass Transit Ticketing activity, as mentioned in Note 1C(2). The results, including the revenues, and the cash flows of the Mass Transit Ticketing operation for all reporting periods are presented in the statements of operations and in the statements of cash flows, respectively, as discontinued operations separately from continuing operations.

Since the extension of the date of the repayment of the Loan Amount on June 17, 2021 to Extended Maturity Date, the Company has been working with the Lead Lender, to either convert the Loan Amount to equity or further extend the repayment date of the Loan Amount in order to continue to advance the Company's goals and meet its projections. The Company is still working through this matter, but given the proximity to the Extended Maturity Date, the Company is uncertain regarding the likelihood of achieving of these two alternatives. Based on the projected cash flows and the Company’s cash balances as of September 30, 2021, the Company believes that if the Loan Amount is paid in December and without further fund raising, it would have only sufficient funds to continue to operate its business until the end of the third quarter of 2022, and we cannot assure that the Company will be able to continue its operations for a period of at least the next 12 months. As a result, there is a substantial doubt regarding the Company’s ability to continue as a going concern. The Company is attempting to raise additional funds and in connection therewith, the Company is negotiating the terms of the Loan Agreement with the Lead Lender, that could address the Company’s projected cash needs. While the Company’s management believes in its ability to raise additional funds and increase its cash, there can be no assurances to that effect. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets and the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Notes to the Interim Unaudited Condensed Consolidated Financial Statements

US dollars, NIS and Euro in thousands, except share and per share data

Note 1 - Organization and Basis of Presentation (cont’d)

E.	Retroactively adjustment of basic and diluted net losses attributable to shareholders per ordinary share (the “EPS”) for previous reporting periods

At the beginning of the second quarter of 2021, the Company offered its shareholders to purchase additional ordinary shares as part of a rights offering (the “Rights Offering”). The Rights Offering was concluded on May 19, 2021 by issuance of shares, as mentioned in Note 10A(2). The Rights Offering included an offer to all existing shareholders of the Company to purchase additional ordinary shares in consideration for a lower exercise price than the quoted share price in the active market, reflects a bonus element that is somewhat similar to a stock dividend. Therefore, basic and diluted EPS was adjusted retroactively for the bonus element for all periods presented. In computing the adjustment factor to the EPS, the Theoretical ex-rights fair value per share was computed by adding the aggregate fair value of the shares immediately prior to the exercise of the rights to the proceeds from the exercise of the rights and dividing by the number of shares outstanding after the exercise of the rights. The resulting adjusted factor was approximately 1.07 for the three months and the nine months ended September 30, 2020, respectively.

Note 2 - Significant Accounting Policies

Except as described in Note 2A below, these interim unaudited condensed consolidated financial statements have been prepared according to the same accounting policies as those discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

A.	Recently Adopted Accounting Pronouncements

In December 2019, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, which simplifies the accounting for income taxes. This ASU, among other things, removes the exception to the incremental approach for intra-period allocation of tax expense when a company has a loss from continuing operations and income from other items that are not included in continuing operations, such as income from discontinued operations, or income recorded in other comprehensive income. The general rule under Accounting Standards Codification (“ASC”) 740-20-45-7 is that the tax effect of pretax income or loss from continuing operations should be determined by a computation that does not consider the tax effects of items that are not included in continuing operations. Previously, companies could consider the impact on a loss from continuing operations of items in discontinued operations or other comprehensive income. However, under the amended guidance, companies should not consider the effect of items outside of continuing operations in calculating the tax effect on continuing operations. The Company adopted ASU 2019-12 as of January 1, 2021. The adoption of this accounting standard did not have a material effect on the Company’s financial position, results of operations and cash flows.

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

2.	In August 2020, the FASB issued ASU 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40). This pronouncement simplifies the accounting for certain financial instruments with characteristics of liabilities and equity, including convertible instruments and contracts on an entity’s own equity. Specifically, the ASU simplifies accounting for convertible instruments by removing major separation models required under current accounting standard. In addition, the ASU removes certain settlement conditions that are required for equity contracts to qualify for it and simplifies the diluted earnings per share calculations in certain areas. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2021. Early adoption is permitted for annual period beginning after December 15, 2020. The Company is currently evaluating the impact that this new guidance will have on its consolidated financial statements.

Note 3 - Other Receivables and Prepaid Expenses

	September 30,	December 31,
	2021	2020
Government institutions	$9	$104
Prepaid expenses	217	257
Supplier advances	848	227
Other current receivables	68	107
	$1,142	$695

Note 4 - Other Current Liabilities

	September 30,	December 31,
	2021	2020
Government institutions	$137	$15
Employees and related expenses	666	516
Accrued expenses	841	811
Customer advances	96	142
Short-term liabilities due to operating leases and current maturities	736	762
Other current liabilities	43	37
	$2,519	$2,283

On Track Innovations Ltd.

and Subsidiaries

Notes to the Interim Unaudited Condensed Consolidated Financial Statements

US dollars, NIS and Euro in thousands, except share and per share data

Note 5 - Convertible short-term loan from shareholders, including a controlling shareholder

On December 9, 2020, the Company entered into a loan financing agreement (the “Loan Agreement”), with Jerry L. Ivy, Jr., Descendants’ Trust (“Ivy”, or the “Lender”), the Company’s Controlling Shareholder (as such term is defined under the Israeli Companies Law, 5759-1999, as amended (the “Companies Law”)). The Loan Agreement provides that the Lender will extend a loan to the Company in the amount of up to $1,500 (the “Loan Amount”), payable in two tranches: one of $625 at the initial closing that took place on December 17, 2020, and the other of $875 at the second closing that took place on January 28, 2021. The amount lent under the Loan Agreement is secured pursuant to a debenture by a first priority floating charge over all the Company’s tangible or intangible assets and other property, the Company owns, subject only to certain permitted security interests, as set forth in Loan Agreement. The amount lent under the Loan Agreement and all accrued interest was scheduled to mature on June 17, 2021 (the “Initial Maturity Date”), and was to be payable in full on the Initial Maturity Date, provided that the maturity date could be extended by six months at the sole option of Ivy. The amount lent bears interest on all outstanding principal at an interest rate of 8.0% per annum, (the “Interest”); provided, however, that upon an extension of the maturity period beyond the Initial Maturity Date, the Interest will automatically increase, effective as of the Initial Maturity Date, to the rate of 10.0% per annum. Also, in case of an extension of the Initial Maturity Date, the accrued interest for the first six months for which the Loan Amount has been outstanding will be payable by the Company to the Lender at the time of the extension, and the accrued Interest for the extension period was to be payable by the Company on the extended maturity date. In addition, the Company may repay the amount lent, in whole and not in part, and any accrued Interest thereon, at any time prior to the Initial Maturity Date (as it may be extended), in its sole discretion. On March 2, 2021, the Company obtained shareholders’ approval to the grant of a right to Ivy, pursuant to which, at any time prior to the repayment in full of the amount lent, together with Interest accrued and all other amounts outstanding under the Loan Agreement (the “Secured Amount”), Ivy will be entitled, at its sole discretion, to demand to convert (the “Conversion Right”) the entire Secured Amount into the Company’s Ordinary Shares, at a price per share equal to the lower of (a) $0.20 per share (subject to adjustment in the event of any bonus shares, combinations or splits) and (b) a price per share reflecting a discount to the average closing bid price of an Ordinary Share over the 20 trading days preceding the Initial Closing (the “Benchmark Price”) ($0.248), as follows: (i) if conversion occurs until March 17, 2021 (no later than three months after the initial closing), the conversion price per share will be $0.1984 (reflects discount of 20% of the Benchmark Price); (ii) if conversion occurs between March 18, 2021, and June 17, 2021 (more than three months but no later than six months after the initial closing), the conversion price per share will be $0.1736 (reflects discount of 30% of the Benchmark Price); (iii) if conversion occurs after June 17, 2021 (more than six months after the initial closing (to the extent extended in accordance with the terms of the Loan Agreement)), the conversion price per share will be $0.124 (reflects discount of 50% of the Benchmark Price); and (iv) if conversion occurs upon an event of default, the conversion price per share will be $0.124 (reflects discount of 50% of the Benchmark Price).

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

Notes to the Interim Unaudited Condensed Consolidated Financial Statements

US dollars, NIS and Euro in thousands, except share and per share data

Note 5 - Convertible short-term loan from shareholders, including a controlling shareholder (cont’d)

The Loan Agreement was subsequently amended to allow for an additional lender (“the additional lender”) to lend $100 under the same terms as Ivy. Accordingly, the aggregate gross amount the Company received under the Loan Agreement is $1,600, out of which $975 took place as part of the second closing on January 28, 2021.

On June 17, 2021, the Lender, being the majority of the lenders, exercised its option to extend the Initial Maturity Date, and the parties entered into a notice of exercise of option and agreement (the “Extension Agreement”), according to which the maturity date was extended until December 17, 2021 (the “Extended Maturity Date”). Pursuant to both the Loan Agreement and the Extension Agreement, the interest rate automatically increased, effective as of the Initial Maturity Date, to the rate of 10.0% per annum (the “Extension Interest”). Any payment of interest is subject to withholding of taxes at source and the interest rates mentioned above are net of such withholding. The net amount of interest on the Loan Amount accrued through June 17, 2021 was approximately $55 (the “Interest Debt”). Under the Extension Agreement, it was agreed that the Interest Debt shall be payable on the Extended Maturity Date, while until then it shall be considered part of the Loan Amount and shall bear the Extension Interest rate. In the event of a conversion of the Loan Amount, the Interest Debt shall convert into Ordinary Shares of the Company at the conversion price of $0.174 per share, and the remaining Secured Amount shall be converted at a price per share of $0.124, as originally contemplated under the Loan Agreement. As of September 30, 2021, the Secured Amount is $1,702 , out of which $102 is accrued interest expenses.

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

Notes to the Interim Unaudited Condensed Consolidated Financial Statements

US dollars, NIS and Euro in thousands, except share and per share data

Note 5 - Convertible short-term loan from shareholders, including a controlling shareholder (cont’d)

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

The change in the balance of the Loan component following the shareholders’ approval of the Conversion Right on March 2, 2021, is as follows:

Loan component
Balance as of March 2, 2021	$8
Interest and amortization of debt discount and expense	69
Balance as of June 30, 2021	77
Interest and amortization of debt discount and expense	345
Balance as of September 30, 2021	$422

On Track Innovations Ltd.

and Subsidiaries

Notes to the Interim Unaudited Condensed Consolidated Financial Statements

US dollars, NIS and Euro in thousands, except share and per share data

Note 6 - Commitments and Contingencies

A. Legal claims In June 2013, prior to the Company’s divestiture of its SmartID division, Merwell Inc. (“Merwell”) filed a claim against the Company before an agreed-upon arbitrator alleging breach of contract in connection with certain commissions claimed to be owed to Merwell with respect to the division’s activities in Tanzania. These activities, along with all other activities of the SmartID division, were later assigned to and assumed by SuperCom in its purchase of the division. SuperCom undertook to indemnify the Company and hold it harmless against any liability the Company may incur in connection with Merwell’s consulting agreement and the arbitration. An arbitration decision was issued on February 21, 2016, awarding Merwell approximately $855 for outstanding commissions, plus expenses and legal fees, as well as a right to receive additional information from the Company regarding an additional engagement period in Tanzania and a right to possibly receive additional amounts from the Company, if at all, according to the information that will be provided. The arbitration decision had been appealed and the appeal was denied on June 17, 2018. In order to collect the award, Merwell filed a motion against the Company and the Nazareth District Court issued a judgment requiring the Company to pay Merwell an amount of NIS 5,080 (approximately $1,370) that was paid by the Company on January 8, 2019.

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

1.	On June 12, 2019, Merwell submitted a complementary claim against the Company in arbitration, with respect to the additional financial details that Merwell claims that the Company was ordered to provide according to the arbitration verdict from February 21, 2016, and additional payments that Merwell claims that the Company is obligated to pay Merwell. The said financial details refer to the quantity of smart driving licenses that Merwell claims were issued in the later period of a project in Tanzania in which Merwell claims to have provided services to the Company. Merwell claims that despite the Company’s failure to provide the details, Merwell obtained the details independently from other sources, and they indicate that the Company is obligated to pay Merwell an additional amount of approximately $1,618, and there might be additional amounts to be claimed in the future, as additional information might be found from time to time. On March 4, 2020, the Company submitted a response to this complementary claim, rejecting Merwell’s claims. On September 16, 2020, Merwell filed a request to amend the additional amount claimed from approximately $1,618 to approximately $3,012. As mentioned above, the Company was conducting in parallel a separate arbitration process against SuperCom in that matter, as the Company deems SuperCom to be liable for all the costs and liabilities arising out of this claim. On August 10, 2021, the Company reached settlement agreements with both Merwell and SuperCom. Both settlements are, as noted above, linked, as SuperCom was deemed liable for all costs and expenses arising out of the claim made by Merwell. As part of the settlement with Merwell, the Company paid NIS 5,700 (approximately $1,766) on August 10, 2021, and as part of the settlement with SuperCom (that concluded the legal proceedings, as mentioned in Notes 1C(1) and 6A above), the Company received NIS 5,128 (approximately $1,589) on August 10, 2021. The loss of $177 that derives from those settlements was recognized in the second quarter of 2021 and is presented within ‘loss from discontinued operations’.

On Track Innovations Ltd.

and Subsidiaries

Notes to the Interim Unaudited Condensed Consolidated Financial Statements

US dollars, NIS and Euro in thousands, except share and per share data

Note 6 - Commitments and Contingencies (cont’d)

A.	Legal claims (cont’d)

2.	In October 2013, a financial claim was filed against the Company and its then French subsidiary, Parx France (in this paragraph, together, the “Defendants”), in the Commercial Court of Paris, France (in this paragraph, the “Court”). The sum of the claim was €1,500 (approximately $1,736) and was based on the allegation that the plaintiff sustained certain losses in connection with Defendants not granting the plaintiff exclusive marketing rights to distribute and operate the Defendants’ PIAF Parking System in Paris and the Ile of France. On October 25, 2017, the Court issued its ruling in this matter dismissing all claims against the Company but ordering Parx France to pay the plaintiff €50 ($58) plus interest in damages plus another approximately €5 ($6) in other fees and penalties. As, in accordance with the sale agreement signed between the Company and Parx France, the Company was liable and should indemnify Parx France for any amount ruled against it as part of that claim, the Company offered to pay the amounts mentioned above to the plaintiff in consideration for not filing future appeals. The Plaintiff rejected this offer and filed an appeal against Parx France and the Company claiming the sum of €503 ($582) plus interest and expenses. On November 7, 2019, the Company’s external legal counsel concluded that the appeal was inadmissible, and that it believed that the opposing claims would be dismissed. The case was pleaded before the Court and the Court has provided a judgement, dated July 8, 2021, declaring that the appeal against the Company is null and void, and annulled the €50 ($58) damages pronounced by the previous court.

3.	In July 2019, the Company received a request (the “Request”), to allow a petitioner to submit a class action, which concerns the petitioner’s claims that, inter alia, through the EasyPark card, drivers are permitted to exceed the quota of permitted hours in accordance with the instructions of various local authorities in Israel. The Request was submitted against a company incorporated by the buyer of the assets (including the parking activity) of the Israeli subsidiaries of the Company (the “Company’s Subsidiaries”) and against two other companies that operate technological means for payment for public parking spaces scattered throughout the cities. Since the majority of potential claims against the Company’s Subsidiaries relate to the period following the sale of the Company’s Subsidiaries’ assets, including the parking activity, it appears that the Company’s exposure through this channel is limited. Furthermore, even if payment will be required, the buyer would be liable for the majority of such payment. Therefore, the Company will not participate in such procedure at this stage. Based on the assessment of the Company’s external legal counsel, the exposure of the Company is low.

On Track Innovations Ltd.

and Subsidiaries

Notes to the Interim Unaudited Condensed Consolidated Financial Statements

US dollars, NIS and Euro in thousands, except share and per share data

Note 6 - Commitments and Contingencies (cont’d)

B.	Other contingency

The Company has entered into several research and development agreements, pursuant to which the Company received grants from the Israel Innovation Authority (“IIA”), and is therefore obligated to pay royalties to the IIA at a rate of 3%-3.5% of its sales up to the amounts granted (linked to the U.S. dollar with annual interest at LIBOR as of the date of approval, for programs approved from January 1, 1999 and thereafter). The total amount of grants received as of September 30, 2021, net of royalties paid, was approximately $3,400 (including accrued interest). No grants from the IIA were received during the nine months ended September 30, 2021 and 2020.

There is a dispute between the Company and the IIA in the amount of approximately NIS 3,600 ($1,115) including accrued interest (while the current debt to the IIA as presented in the Company’s financial statements amounts to approximately $145) due to a claim of the IIA about miscalculations in the amount of royalties paid by the Company and the revenues on which the Company must pay royalties. The Company has not yet completed its discussions with the IIA and intends to exhaust all options in order to resolve this matter in a favorable manner. Management believes that, at the current stage, it is more likely than not that a positive resolution will be applied to this dispute. Accordingly, no additional accrual has been recorded in the financial statements in respect of this matter.

During the nine months ended September 30, 2021 and 2020, there were no royalty expenses.

C.	Guarantees

As of September 30, 2021, the Company granted a bank guarantee in an amount of $105, with an expiration date in May 2024.

On Track Innovations Ltd.

and Subsidiaries

Notes to the Interim Unaudited Condensed Consolidated Financial Statements

US dollars, NIS and Euro in thousands, except share and per share data

Note 7 - Revenues

Disaggregation of revenue

The following tables disaggregate the Company’s revenue by major source based on categories that depict its nature and timing as reviewed by management for the three months ended September 30, 2021 and 2020:

	Three months ended September 30,
	2021

	Retail	Petroleum	Total
Cashless payment products (A)	$2,996	$-	$2,996

Complete cashless payment solutions (B):
Sales of products (B1)	1,205	283	1,488
SaaS and other services (B2)	313	242	555
	1,518	525	2,043

Total revenues	$4,514	$525	$5,039

	Three months ended September 30,
	2020 (*)

	Retail	Petroleum	Total
Cashless payment products (A)	$1,830	$-	$1,830

Complete cashless payment solutions (B):
Sales of products (B1)	224	529	753
SaaS and other services (B2)	176	227	403
	400	756	1,156

Total revenues	$2,230	$756	$2,986

(*)	Reclassified to conform with the current period presentation, see Note 1C(2).

On Track Innovations Ltd.

and Subsidiaries

Notes to the Interim Unaudited Condensed Consolidated Financial Statements

US dollars, NIS and Euro in thousands, except share and per share data

Note 7 - Revenues (cont’d)

Disaggregation of revenue (cont’d)

The following tables disaggregate the Company’s revenue by major source based on categories that depict its nature and timing as reviewed by management for the nine months ended September 30, 2021 and 2020:

	Nine months ended September 30,
	2021
	Retail	Petroleum	Total
Cashless payment products (A)	$5,690	$-	$5,690

Complete cashless payment solutions (B):
Sales of products (B1)	2,433	931	3,364
SaaS and other services (B2)	852	753	1,605
	3,285	1,684	4,969
Total revenues	$8,975	$1,684	$10,659

	Nine months ended September 30,
	2020 (*)
	Retail	Petroleum	Total
Cashless payment products (A)	$5,922	$-	$5,922

Complete cashless payment solutions (B):
Sales of products (B1)	2,154	1,404	3,558
SaaS and other services (B2)	579	631	1,210
	2,733	2,035	4,768
Total revenues	$8,655	$2,035	$10,690

(*)	Reclassified to conform with the current period presentation, see Note 1C(2).

On Track Innovations Ltd.

and Subsidiaries

Notes to the Interim Unaudited Condensed Consolidated Financial Statements

US dollars, NIS and Euro in thousands, except share and per share data

Note 7 - Revenues (cont’d)

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

Contract balances

	September 30,	December 31,
	2021	2020
Trade receivables, net of allowance for doubtful accounts	$3,839	$1,148
Customer advances	$96	$142

Trade receivable are recognized when the right to consideration becomes unconditional based upon contractual billing schedules.

On Track Innovations Ltd.

and Subsidiaries

Notes to the Interim Unaudited Condensed Consolidated Financial Statements

US dollars, NIS and Euro in thousands, except share and per share data

Note 7 - Revenues (cont’d)

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

Note 8 – Discontinued operations

As described in Note 1C, the Company divested its interest in ASEC, including its Mass Transit Ticketing activity, and the SmartID division and presented these activities as discontinued operations.

Set forth below are the results of the discontinued operations:

	Three months ended September 30,		Nine months ended September 30,
	2021	(*) 2020	2021	(*) 2020
Revenues	$-	$651	$488	$2,251
Expenses	-	(957)	(1,152)	(2,845)
Other loss, net	29	-	(**)(922)	-
Net (loss) income from discontinued operations	$29	$(306)	$(1,586)	$(594)

(*)	Reclassified to conform with the current period presentation, see Note 1C(2).

(**)	Mainly including net loss of $177 due to the legal proceedings, as mentioned in Note 6A(2), and loss of $746 due to transfer of the exchange differences on translation, as derived from ASEC, from other comprehensive loss to the statement of operations loss (see statements of comprehensive loss).

On Track Innovations Ltd.

and Subsidiaries

Notes to the Interim Unaudited Condensed Consolidated Financial Statements

US dollars, NIS and Euro in thousands, except share and per share data

Note 8 - Discontinued operations (cont’d)

The following table summarizes information about assets and liabilities from discontinued operations held for sale as of December 31, 2020:

December 31,
Assets held for sale from discontinued operations:	2020
Current assets:
Cash and cash equivalents	$1,017
Trade receivables, net of allowance for doubtful accounts of $42	409
Other receivables and prepaid expenses	454
Inventories	392
Property, plant and equipment, net	3,136
Intangible assets, net	370
Right-of-use assets due to operating leases	580
6,358

Liabilities held for sale from discontinued operations:
Current liabilities:
Short-term bank credit and current maturities of long-term loans	2,339
Trade payables	1,832
Other current liabilities	443
Long-term loans, net of current maturities (*)	642
Long-term liabilities due to operating leases, net of current maturities (*)	401
Deferred tax liability	172
5,829

(*)	Those liabilities were received for a long-term (more than twelve months) in ASEC, but were presented as held for sale within the current assets as of December 31, 2020, because the Company has determined that the sale of ASEC qualified as held for sale and as a discontinued operation as of December 31, 2020.

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

As of September 30, 2021, the Company held approximately $105 of bank deposits (as of December 31, 2020- $105). As of September 30, 2021 and December 31, 2020, this deposit in the amount of $105 has been pledged as security in respect of guarantees granted and cannot be pledged to others or withdrawn without the consent of the bank.

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

The Rights Offering was concluded on May 19, 2021 and was oversubscribed. Accordingly, the Company issued an aggregate of 18,965,516 Ordinary Shares (the “Issued Shares”) for aggregate gross proceeds to the Company of $3,300. The Issued Shares included 10,869,304 shares that were issued to Ivy and its affiliates, upon exercise of its basic subscription rights and over-subscription rights. Following the Rights Offering, Ivy and its affiliates own 35.9% of issued and outstanding share capital as of September 30, 2021.

The issuance costs derived from the Rights Offering were approximately $128.

3.	Two shareholders, including Ivy, have an existing right to purchase additional shares from the Company upon conversion of a convertible loan – See Note 5.

On Track Innovations Ltd.

and Subsidiaries

Notes to the Interim Unaudited Condensed Consolidated Financial Statements

US dollars, NIS and Euro in thousands, except share and per share data

Note 10 - Equity (cont’d)

B.	Stock option plans

During the nine month periods ended September 30, 2021 and September 30, 2020, 670,000 and 814,000 options were granted, respectively. The vesting period for the options is three years. The average exercise prices for the options that were granted during the nine months ended September 30, 2021 and September 30, 2020 are $0.23 and $0.24, respectively. Those options expire up to five years after the date of grant. Any options which are forfeited or cancelled before expiration become available for future grants under the Company’s option plan. The fair value of each option granted to employees during the nine months ended September 30, 2021 and September 30, 2020 was estimated on the date of grant, using the Black-Scholes model and the following assumptions:

	Nine months ended September 30,
	2021	2020
Expected dividend yield	0%	0%
Expected volatility	114%	107%
Risk-free interest rate	0.18%	0.36%
Expected life - in years	2.50	2.49

1.	Dividend yield of zero percent for all periods.
2.	Expected average volatility represents a weighted average standard deviation rate for the price of the Company’s ordinary shares on Nasdaq and on the OTCQX market, as applicable.
3.	Risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant.
4.	Estimated expected lives are based on historical grants data.

The Company’s options activity (including options to non-employees) and options outstanding and options exercisable as of December 31, 2020 and September 30, 2021, are summarized in the following table:

	Number of	Weighted
	options	average exercise
	outstanding	price per share
Outstanding – December 31, 2020	1,443,333	$0.54

Options granted	670,000	0.23
Options expired or forfeited	(132,833)	0.74
Outstanding – September 30, 2021	1,980,500	0.42

Exercisable as of:
December 31, 2020	681,330	$0.83
September 30, 2021	734,346	$0.72

The weighted average fair value of options granted during the nine months ended September 30, 2021 and during the nine months ended September 30, 2020 is $0.14 and $0.12, respectively, per option. The aggregate intrinsic value of outstanding options as of September 30, 2021 and December 31, 2020 is approximately $10 and $5, respectively. The aggregate intrinsic value of exercisable options as of September 30, 2021 and December 31, 2020 $3 and $2, respectively.

On Track Innovations Ltd.

and Subsidiaries

Notes to the Interim Unaudited Condensed Consolidated Financial Statements

US dollars, NIS and Euro in thousands, except share and per share data

Note 10 - Equity (cont’d)

B. Stock option plans (cont’d)

The following table summarizes information about options outstanding and exercisable (including options to non-employees) as of September 30, 2021:

	Options outstanding			Options exercisable
	Number	Weighted		Number	Weighted
	Outstanding	average	Weighted	Outstanding	average	Weighted
	as of	remaining	Average	As of	remaining	Average
Range of	September 30,	contractual	Exercise	September 30,	contractual	Exercise
exercise price($)	2021	life (years)	Price	2021	life (years)	Price
0.20-0.84	1,634,500	3.73	0.27	388,346	3.20	0.35
1.07-1.22	346,000	0.62	1.14	346,000	0.62	1.14
	1,980,500	3.18		734,346	1.99

As of September 30, 2021, there was approximately $142 of total unrecognized compensation cost related to non-vested stock-based compensation arrangements. That cost is expected to be recognized over a weighted-average period of approximately 1.30 years.

During the three months ended September 30, 2021 and September 30, 2020, the Company recorded stock-based compensation expenses in the amount of $15 and $13, respectively, in accordance with ASC 718, “Compensation-Stock Compensation”.

During the nine months ended September 30, 2021 and September 30, 2020, the Company recorded stock-based compensation expenses in the amount of $44 and $41, respectively, in accordance with ASC 718, “Compensation-Stock Compensation”.

C.	Stock options, including shares that could derive from a convertible short-term loan from shareholders, including a controlling shareholder , as mentioned in Note 5, in the amounts of 15,582,865 and 1,516,500 outstanding as of September 30, 2021 and 2020, respectively, have been excluded from the calculation of the diluted net loss per ordinary share of three and nine months period then ended because all such securities have an anti-dilutive effect for all periods presented.

D.	On July 19, 2021, and July 23, 2021, each of the compensation committee of the Board (the “Committee”) and the Board approved a new incentive plan (the “Equity Incentive Plan”). On September 22, 2021, the Board contingently approved, subject to filing of the Equity Incentive Plan with the Israeli Tax Authorities, the waiver of certain options and signing of appropriate grant documents by the grantees, grants of 4.4 million restricted shares (“RS Awards”) to employees pursuant to the Equity Incentive Plan. The RS Awards will vest over an up to three-year vesting period. An RS Award to the Company’s Chief Executive Officer, executive officers and to directors of the Company, is subject, in addition to the conditions set forth above, to the approval of the amended compensation policy in the upcoming annual general meeting of the shareholders of the Company.

The Company does not plan to issue any additional securities under its 2001 Stock Option Plan. The company plans to offer employees that were granted options as part of the 2001 Stock Option Plan, the opportunity to forfeit their outstanding options, as mentioned in Note 10B, in exchange for the grant of restricted shares to be granted in accordance with the Equity Incentive Plan.

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

Information regarding the results of each reportable segment is included below based on the internal management reports that are reviewed by the CODM.

	Three months ended September 30, 2021
	Retail	Petroleum	Total

Revenues	$4,515	$524	$5,039

Reportable segment gross profit (**)	1,085	247	1,332

Reconciliation of reportable segment
gross profit to gross profit for the period

Depreciation			(7)
Stock-based compensation			(1)

Gross profit for the period in the consolidated financial statement			$1,324

	Three months ended September 30, 2020 (*)
	Retail	Petroleum	Total

Revenues	$2,231	$755	$2,986

Reportable segment gross profit (**)	852	309	1,161

Reconciliation of reportable segment
gross profit to gross profit for the period

Depreciation			(8)
Stock-based compensation			(1)

Gross profit for the period in the consolidated financial statement			$1,152

(*)	Reclassified to conform with the current period presentation, see Note 1C(2).

(**)	Gross profit as reviewed by the CODM, represents gross profit, adjusted to exclude depreciation and stock-based compensation.

On Track Innovations Ltd.

and Subsidiaries

Notes to the Interim Unaudited Condensed Consolidated Financial Statements

US dollars, NIS and Euro in thousands, except share and per share data

Note 11 - Operating segments (cont’d)

	Nine months ended September 30, 2021
	Retail	Petroleum	Total

Revenues	$8,976	$1,683	$10,659

Reportable segment gross profit (**)	2,851	880	3,731

Reconciliation of reportable segment
gross profit to gross profit for the period

Depreciation			(24)
Stock-based compensation			(3)

Gross profit for the period in the consolidated financial statement			$3,704

	Nine months ended September 30, 2020 (*)
	Retail	Petroleum	Total

Revenues	$8,655	$2,035	$10,690

Reportable segment gross profit (**)	3,610	896	4,506

Reconciliation of reportable segment
gross profit to gross profit for the period

Depreciation			(26)
Stock-based compensation			(3)

Gross profit for the period in the consolidated financial statement			$4,477

(*)	Reclassified to conform with the current period presentation, see Note 1C(2).

(**)	Gross profit as reviewed by the CODM, represents gross profit, adjusted to exclude depreciation and stock-based compensation

Note 12 - Balances and transactions with related parties

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward - Looking Statements

The statements contained in this Quarterly Report on Form 10-Q, or Quarterly Report, that are not historical facts are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 and other federal securities laws. Such forward-looking statements may be identified by, among other things, the use of forward-looking terminology such as “believes,” “intends,” “plans”, “expects,” “may,” “will,” “should,” or “anticipates” or the negative thereof or other variations thereon or comparable terminology, and similar expressions are intended to identify forward-looking statements. We remind readers that forward-looking statements are merely predictions and therefore are inherently subject to uncertainties and other factors and involve known and unknown risks that could cause the actual results, performance, levels of activity, or our achievements, or industry results, to be materially different from any actual future results, performance, levels of activity, or our achievements, or industry results, expressed or implied by such forward-looking statements. Such forward-looking statements may appear in this Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” as well as elsewhere in this Quarterly Report and include, among other statements, statements regarding the following:

●	our ability to continue as a going concern and any efforts that we may undertake to support our future operations, service our debt obligations and to further execute our business plans;

●	the results of our negotiations with Mr. Ivy, the controlling shareholder of the Company, with respect to the terms of a loan agreement that would address our cash needs;

●	any impact of the Corona Virus, or COVID-19, pandemic on our business and cash flow, including timing of receipt of orders, revenue recognition, payment from our customers and gross margin;

●	future sources of revenue, ongoing relationships with current and future business partners, distributors, suppliers, customers, end-user customers and resellers;

●	future costs and expenses and adequacy of capital resources;

●	our expectations regarding our short-term and long-term capital requirements and satisfaction thereof;

●	the impact of ongoing litigation on our business;

●	interest from current and new customers and rate or orders

●	the global shortage in components and the related effects of an increase in components’ prices, freight cost and longer lead-times;

●	our outlook for the coming months; and

●	plans and strategies for our business.

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

Three months ended September 30, 2021, compared to the three months ended September 30, 2020

Sources of Revenue

We have historically derived a substantial majority of our revenues from the sale of our products, including both complete systems and original equipment manufacturer components, and, less significantly, from engineering services, customer services and technical support. In addition, we have derived revenues from Software as a Service, or SaaS. During the three months ended September 30, 2021 and September 30, 2020, the revenues that we derived from those sources were as follows (in thousands):

	Three months ended September 30,
	2021	2020
Sales	$4,632	$2,624
SaaS	$407	$362
Total revenues	$5,039	$2,986

Sales. Sales increased by $2 million, or 77%, in the three months ended September 30, 2021, compared to the three months ended September 30, 2020. The increase is mainly attributed to an increase of Retail segment sales in the Americas and to a lesser degree to an increase of Retail segment sales in the Asia-Pacific region, or APAC, partially offset by a decrease in Petroleum segment sales in Americas and Africa.

SaaS. SaaS revenues include monthly payments for a set of different software applications such as Terminal Management Systems, Payment gateway, and other software applications for the Retail segment, and a separate set of applications for fuel management systems supporting the Petroleum segment. Our SaaS revenues increased by $45,000, or 12%, in the three months ended September 30, 2021, compared to the three months ended September 30, 2020. The increase is attributed to an increase in revenues in both our segments, mainly in our Retail segment.

We have historically derived revenues from different geographical areas. The following table sets forth our revenues, by dollar amount (in thousands) and as a percentage of quarterly revenues in different geographical areas, in the three months ended September 30, 2021 and September 30, 2020:

Three months ended September 30,	Americas		Europe		Africa		APAC
2021	$2,892	58%	$1,324	26%	$313	6%	$510	10%
2020	$1,055	35%	$1,265	42%	$410	14%	$256	9%

Our revenues from sales in Americas increased by $1.8 million, or 174%, in the three months ended September 30, 2021, compared to the three months ended September 30, 2020, mainly due to an increase in Retail segment sales, partially offset by a decrease in Petroleum segment sales.

Our revenues from sales in Europe increased by $59,000, or 5%, in the three months ended September 30, 2021, compared to the three months ended September 30, 2020, mainly due to an increase in Retail segment revenues.

Our revenues from sales in Africa decreased by $97,000, or 24%, in the three months ended September 30, 2021, compared to the three months ended September 30, 2020, mainly due to a decrease in Petroleum segment sales.

Our revenues from sales in APAC increased by $254,000, or 99%, in the three months ended September 30, 2021, compared to the three months ended September 30, 2020, mainly due to an increase in Retail segment revenues.

Our revenues derived from outside the United States are primarily received in currencies other than the U.S. dollar and accordingly have a varying impact upon our total revenues as a result of fluctuations in exchange rates.

The following table sets forth our revenues by dollar amount (in thousands) and as a percentage of revenues by segments, during the three months ended September 30, 2021 and September 30, 2020:

Three months ended September 30,	Retail		Petroleum
2021	$4,515	90%	$524	10%
2020	$2,231	75%	$755	25%

Our revenues from Retail in the three months ended September 30, 2021 increased by $2.3 million, or 102%, compared to the three months ended September 30, 2020, mainly attributed to an increase in Retail sales in the Americas and to a lesser degree to an increase in sales in APAC market.

Our revenues from Petroleum in the three months ended September 30, 2021 decreased by $231,000, or 31%, compared to the three months ended September 30, 2020, mainly due to a decrease in revenues from the Petroleum segment in the Americas and Africa.

Cost of Revenues and Gross Margin

Our cost of revenues, presented by gross profit and gross margin percentage, in the three months ended September 30, 2021 and September 30, 2020 were as follows (dollar amounts in thousands):

Cost of revenues	Three months ended September 30,
	2021	2020
Cost of sales	$3,715	$1,834
Gross profit	$1,324	$1,152
Gross margin percentage	26%	39%

Cost of sales. Cost of sales consists primarily of materials, as well as salaries, fees to subcontractors, related costs of our technical staff that assemble our products and freight expenses. The increase of $1.9 million, or 103%, in the three months ended September 30, 2021, compared to the three months ended September 30, 2020, resulted primarily from an increase in sales and an increase of components costs due to a global components shortage as a result of the COVID-19 pandemic.

Gross margin. The decrease in gross margin in the three months ended September 30, 2021, compared to the three months ended September 30, 2020, is mainly attributed to an increase of components costs due to a global shortage of components as part of the impact of the COVID-19 pandemic.

Operating expenses

Our operating expenses in the three months ended September 30, 2021 and September 30, 2020 were as follows (in thousands):

Operating expenses	Three months ended September 30,
	2021	2020
Research and development	$946	$839
Selling and marketing	$701	$765
General and administrative	$764	$799
Total operating expenses	$2,411	$2,403

Research and development. Our research and development expenses consist primarily of the salaries and related expenses of our research and development staff, as well as subcontracting expenses. The increase of $107,000, or 13%, in the three months ended September 30, 2021, compared to the three months ended September 30, 2020, is primarily attributed to recruitment of new employees and an increase in subcontracting expenses.

Selling and marketing. Our selling and marketing expenses consist primarily of salaries and substantially all of the expenses of our sales and marketing for the subsidiaries and offices in the United States, South Africa and Europe, as well as expenses related to advertising, professional expenses, participation in exhibitions and tradeshows and a change in allowance for doubtful accounts. The decrease of $64,000, or 8%, in the three months ended September 30, 2021, compared to the three months ended September 30, 2020, is primarily attributed to a decrease in professional expenses.

General and administrative. Our general and administrative expenses consist primarily of salaries and related expenses of our executive management and financial and administrative staff. These expenses also include costs of our professional advisors (such as legal and accounting), office expenses and insurance. The decrease of $35,000, or 4%, in the three months ended September 30, 2021, compared to the three months ended September 30, 2020, is primarily attributed to a decrease in professional expenses.

Financing expenses, net

Our financing expenses, net, in the three months ended September 30, 2021 and September 30, 2020 were as follows (in thousands):

	Three months ended September 30,
	2021	2020
Financial expenses deriving from a convertible short-term loan from shareholders	$(345)	$-
Other financial expenses, net	$(112)	$(72)
Financing expenses, net	$(457)	$(72)

Financing expenses consist primarily of interest payable on loans, bank commissions, foreign exchange losses and financial expenses deriving from a convertible short-term loan, or the Loan, incurred in accordance with the terms of a loan financing agreement, as amended on January 26, 2021, or the Loan Agreement, we entered into with Jerry L. Ivy, Jr., Descendants’ Trust, or the Lead Lender, and another lender. Financing income consists primarily of foreign exchange gains and interest earned on investments in short-term deposits. The increase in financing expenses, net, of $385,000, or 535%, in the three months ended September 30, 2021, compared to the three months ended September 30, 2020, is mainly due to non-cash financial expenses derived from the Loan, and to a lesser degree from exchange rate differential.

Net loss from continuing operations

Our net loss from continuing operations in the three months ended September 30, 2021 and September 30, 2020 was as follows (in thousands):

	Three months ended September 30,
	2021	2020
Net loss from continuing operations	$(1,544)	$(1,315)

The increase in the net loss from continuing operations of $229,000, or 17%, in the three months ended September 30, 2021, compared to the three months ended September 30, 2020, is mainly due to an increase in non-cash financing expenses derived from the Loan, partially offset by an increase in our gross profit, as described above.

Net income (loss) from discontinued operations

Our net income (loss) from discontinued operations in the three months ended September 30, 2021 and September 30, 2020 was as follows (in thousands):

	Three months ended September 30,
	2021	2020
Net income (loss) from discontinued operations	$29	$(306)

Our net income (loss) from discontinued operations for the reporting periods is presented in the statements of operations as discontinued operations separately from continuing operations. The change in the net income (loss) from discontinued operations of $335,000 in the three months ended September 30, 2021, compared to the three months ended September 30, 2020, is mainly due to the fact that in 2020, we suffered a loss from the Mass Transit Ticketing operations as a result of the impact of the COVID-19 pandemic, which was sold when we sold ASEC, including its Mass Transit Ticketing operation, in April 2021.

Net loss

Our net loss in the three months ended September 30, 2021 and September 30, 2020 was as follows (in thousands):

	Three months ended September 30,
	2021	2020
Net loss	$(1,515)	$(1,621)

The decrease in net loss of $106,000 or 7%, in the three months ended September 30, 2021, compared to the three months ended September 30, 2020, is mainly due to an increase in our gross profit and a decrease in our loss from discontinued operations, partially offset by an increase in non-cash financing expenses derived from the Loan, as described above.

Nine months ended September 30, 2021 compared to nine months ended September 30, 2020

Sources of Revenue

During the nine months ended September 30, 2021 and September 30, 2020, our revenues were as follows (in thousands):

	Nine months ended September 30,
	2021	2020
Sales	$9,465	$9,718
SaaS	$1,194	$972
Total revenues	$10,659	$10,690

Sales. Sales decreased by $253,000 million, or 3%, in the nine months ended September 30, 2021, compared to the nine months ended September 30, 2020. The decrease is mainly attributed to a decrease of Petroleum segment sales in Americas. The Retail segment sales remained consistent due to an increase of sales in Americas, offset by a decrease of sales in APAC and Europe.

SaaS. Our SaaS revenues increased by $222,000, or 23%, in the nine months ended September 30, 2021, compared to the nine months ended September 30, 2020. The increase is mainly attributed to an increase in revenues of both our Retail segment and our Petroleum segment.

The following table sets forth our revenues, by dollar amount (in thousands) and as a percentage of revenues in different geographical areas, in the nine months ended September 30, 2021 and September 30, 2020:

Nine months ended September 30,	Americas		Europe		Africa		APAC
2021	$4,590	43%	$3,411	32%	$1,132	11%	$1,526	14%
2020	$3,620	34%	$3,775	35%	$1,164	11%	$2,131	20%

Our revenues from sales in the Americas increased by $970,000, or 27%, in the nine months ended September 30, 2021, compared to the nine months ended September 30, 2020, mainly due to an increase in Retail sales , partially offset by a decrease of Petroleum segment sales.

Our revenues from sales in Europe decreased by $364,000, or 10%, in the nine months ended September 30, 2021, compared to the nine months ended September 30, 2020, mainly due to a decrease in Retail sales.

Our revenues from sales in Africa decreased by $32,000, or 3%, in the nine months ended September 30, 2021, compared to the nine months ended September 30, 2020, mainly due to a decrease in Petroleum segment sales.

Our revenues from sales in APAC decreased by $605,000, or 28%, in the nine months ended September 30, 2021, compared to the nine months ended September 30, 2020, mainly due to a decrease in Retail sales.

Our revenues derived from outside the United States are primarily received in currencies other than the U.S. dollar and accordingly have a varying impact upon our total revenues as a result of fluctuations in exchange rates.

The following table sets forth our revenues by dollar amount (in thousands) and as a percentage of revenues by segments, during the nine months ended September 30, 2021 and September 30, 2020:

Nine months ended September 30,	Retail		Petroleum
2021	$8,976	84%	$1,683	16%
2020	$8,655	81%	$2,035	19%

Our revenues from Retail in the nine months ended September 30, 2021 increased by $320,000, or 4%, compared to the nine months ended September 30, 2020, mainly attributed to an increase in Retail sales in Americas and an increase in Retail SaaS, partially offset by a decrease in Retail sales in APAC and Europe.

Our revenues in the nine months ended September 30, 2021 from Petroleum decreased by $351,000, or 17%, compared to the nine months ended September 30, 2020, mainly due to a decrease in sales of Petroleum products in the Americas.

Cost of Revenues and Gross Margin

Our cost of revenues, presented by gross profit and gross margin percentage, in the nine months ended September 30, 2021 and September 30, 2020 were as follows (dollar amounts in thousands):

	Nine months ended September 30,
	2021	2020
Cost of sales	$6,955	$6,213
Gross profit	$3,704	$4,477
Gross margin percentage	35%	42%

Cost of sales. The increase of $742,000, or 12%, in the nine months ended September 30, 2021, compared to the nine months ended September 30, 2020, resulted primarily from an increase in components costs due to a global components shortage as part of the impact of the COVID-19 pandemic, partially offset by a decrease that derives from changes in our revenue mix.

Gross margin. The decrease of gross margin percentage in the nine months ended September 30, 2021, compared to the nine months ended September 30, 2020, is mainly attributed to an increase of components costs due to a global components shortage as part of the impact of the COVID-19 pandemic, partially offset by changes in our revenue mix.

Operating expenses

Our operating expenses in the nine months ended September 30, 2021 and September 30, 2020 were as follows (in thousands):

Operating expenses	Nine months ended September 30,
	2021	2020
Research and development	$2,684	$2,635
Selling and marketing	$2,042	$2,348
General and administrative	$2,245	$2,299
Total operating expenses	$6,971	$7,282

Research and development. The increase of $49,000, or 2%, in the nine months ended September 30, 2021, compared to the nine months ended September 30, 2020, is primarily attributed to recruitment of new employees, partially offset by a decrease in subcontracting expenses.

Selling and marketing. The decrease of $306,000, or 13%, in the nine months ended September 30, 2021, compared to the nine months ended September 30, 2020, is primarily attributed to a decrease in employment expenses and professional expenses.

General and administrative. The decrease of $54,000, or 2%, in the nine months ended September 30, 2021, compared to the nine months ended September 30, 2020, is primarily attributed to a decrease in employment expenses, partially offset by an increase in professional expenses.

Financing expenses, net

Our financing expenses, net, in the nine months ended September 30, 2021 and September 30, 2020 were as follows (in thousands):

	Nine months ended September 30,
	2021	2020
Financial expenses derive from convertible short-term loan from shareholders	$(2,398)	$-
Other financial expenses, net	$(160)	$(5)
Financing expenses, net	$(2,558)	$(5)

The increase in financing expenses, net, in the nine months ended September 30, 2021, compared to the nine months ended September 30, 2020, of $2.6 million, is mainly due to non-cash financial expenses derived from the Loan, and to a lesser degree from exchange rate differential.

Net loss from continuing operations

Our net loss from continuing operations in the nine months ended September 30, 2021 and September 30, 2020 was as follows (in thousands):

	Nine months ended September 30,
	2021	2020
Net loss from continuing operations	$(5,812)	$(2,819)

The increase in net loss from continuing operations of $3.0 million, or 106%, in the nine months ended September 30, 2021, compared to the nine months ended September 30, 2020, is mainly due to an increase in non-cash financing expenses relating to the Loan, and to a lesser degree due to a decrease in gross profit that resulted primarily from an increase in components costs which derives from a global components shortage as part of the impact of the COVID-19 pandemic, partially offset by a decrease in operating expenses.

Net loss from discontinued operations

Our net loss from discontinued operations in the nine months ended September 30, 2021 and September 30, 2020 was as follows (in thousands):

	Nine months ended September 30,
	2021	2020
Net loss from discontinued operations	$(1,586)	$(594)

Our net loss from discontinued operations for the reporting periods are presented in the statements of operations as discontinued operations separately from continuing operations. The increase in the net loss from discontinued operations of $1.0 million, or 167%, in the nine months ended September 30, 2021, compared to the nine months ended September 30, 2020, is mainly due to classification in an amount of $746,000 of exchange differences on translation from other comprehensive loss to net loss from discontinued operations due to completion of sale of ASEC in the nine months ended on September 30, 2021, and net expenses relating to the settlement of the litigation processes with Merwell Inc. and SuperCom Ltd.

Net loss

Our net loss in the nine months ended September 30, 2021 and September 30, 2020 was as follows (in thousands):

	Nine months ended September 30,
	2021	2020
Net loss	$(7,398)	$(3,413)

The increase in net loss of $4.0 million, or 117%, in the nine months ended September 30, 2021, compared to the nine months ended September 30, 2020, is mainly due to an increase in non-cash financing expenses derived from the Loan, an increase in loss from discontinued operations and to a lesser degree due to a decrease in gross profit that resulted primarily from an increase in components costs derived from a global components shortage as part of the impact of the COVID-19 pandemic, partially offset by a decrease in operating expenses.

Liquidity and Capital Resources

Our principal sources of liquidity since our inception have been revenues, proceeds from sales of equity securities, borrowings from banks, governments and shareholders, including convertible loans, proceeds from the exercise of options and warrants as well as proceeds from the divestiture of parts of our businesses. We have had recurring losses and cash outflows from operating activities. As of September 30, 2021, we had cash and cash equivalents of $1.3 million.

The situation in Poland resulting from the COVID-19 pandemic led to an almost complete stop to our Mass Transit Ticketing sales business, which negatively impacted our cash flow since March 2020. On April 21, 2021, we completed the sale of our wholly owned Polish subsidiary, ASEC, including our Mass Transit Ticketing activity. The consideration for the sale of ASEC was agreed to equal $3 million, of which approximately $2.1 million was used to repay Polish bank loans and was reduced by approximately $300,000 due to working capital adjustments.

We raised additional funds and increased our cash, cash equivalents and long-term investments in a gross amount of $3.3 million by closing a rights offering, or the Rights Offering, on May, 19, 2021, under which we offered our existing shareholders to purchase additional ordinary shares in consideration for a lower exercise price than the quoted share price in the active market, reflecting a bonus element that is somewhat similar to a stock dividend. The Rights Offering was oversubscribed and generated $3.3 million in gross proceeds. The issuance costs derived for the Rights Offering were approximately $128,000. As part of the Rights Offering we issued an aggregate of 18,965,516 shares for $0.174 per share.

On December 9, 2020, and January 2021, we entered into the Loan Agreement, with the Lead Lender who is our controlling shareholder. The Loan Agreement was amended on January 26, 2021, to allow for an additional lender to join the Lead Lender and lend an additional $100,000 and provides that the Lead Lender and the additional lender will extend us a loan in the aggregate amount of up to $1,600,000, or the Loan Amount. The Loan Agreement, before it was amended, was further described in the Current Report on Form 8-K filed by the Company on December 15, 2020. The Loan Agreement provides, among other things, that the Loan Amount and all accrued interest, or the Secured Amount, matures upon the lapse of six months following the initial closing, i.e., on June 17, 2021, or the Maturity Date, and will be payable in full on the Maturity Date, provided that the maturity date can be extended, in respect of the Loan Amount, at the sole option of the majority of the lenders. On June 17, 2021, the Lead Lender, being the majority of the lenders, exercised its option to extend the maturity date, and the parties entered into a notice of exercise of option and agreement, or the Extension Agreement, according to which the maturity date was extended until December 17, 2021, or the Extended Maturity Date, and the Extended Maturity Period, as applicable. The Loan Amount has been bearing interest on all outstanding principal at an interest rate of 8.0% per annum. The net amount of interest on the Loan Amount accrued through June 17, 2021 was $54,849, or the Interest Debt. Pursuant to the Extension Agreement, the interest rate will automatically increase, effective as of the Maturity Date, to the rate of 10.0% per annum, or the Extension Interest. Any payment of interest is subject to withholding of taxes at source and the interest rates mentioned above are net of such withholding. Under the Extension Agreement, it was agreed that the Interest Debt shall be payable on the Extended Maturity Date, while until then it shall be considered part of the Loan Amount and shall bear the Extension Interest rate. In the event of a conversion of the Loan amount, the Interest Debt shall convert into our ordinary shares at the conversion price of $0.174 per share, and the remaining Secured Amount shall be converted at a price per share of $0.124, as originally contemplated under the Loan Agreement. As of September 30, 2021, the Secured Amount was $1,702,455, out of which $102,455 were accrued interest expenses.

Since the extension of the date of repayment of the Loan Amount from June 17, 2021 to the Extended Maturity Date, we have been working with the Lead Lender, to either convert the Loan Amount to equity or further extend the repayment date of the Loan Amount in order to continue to advance our goals and meet our projections. We are still working through this matter, but given the proximity to the Extended Maturity Date, we are uncertain regarding the likelihood of achieving either of these two alternatives. We believe that if the Loan Amount is paid in December without further fund raising or other increase our cash, we will not have sufficient resources to enable us to continue our operations for a period of at least the next 12 months. As a result, there is a substantial doubt regarding our ability to continue as a going concern. We are attempting to raise additional funds and to increase our cash by negotiating with the Lead Lender, that would address our cash needs. While our management believes in our ability to raise additional funds and increase our cash, there can be no assurances to that effect.

In connection with the outbreak of the COVID-19 pandemic, we have taken steps to protect our workforce in Israel, the United States, Poland, South Africa and elsewhere. Such steps have included working from home where possible, minimizing face-to-face meetings, utilizing video conference as much as possible, social distancing at facilities and elimination of most international travel. We continue to comply with all local health directives.

We have continued to see an interest from new customers, potential customers and partners as they forecasted that the need for our products will grow, yet execution of closing is still slow due to the current business environment.

While interest from current and new customers is growing, which is reflected in an increasing rate of orders, a global shortage in components, which caused an increase in components’ prices, freight cost and longer lead-times, has created a delay in fulfilling customers’ orders, which impacted our revenues and product gross margin, mainly in the Retail segment. As a response to this business environment, we encourage our customers to provide their forecast for their demand and continue to maintain a comprehensive network of worldwide suppliers in order to optimize our access to critical components. In addition, we recently purchased an amount of such components to be used for sales later this year and in the beginning of 2022. As long as the COVID-19 pandemic continues, the components’ lead-time may be longer than normal and the global shortage in components may continue or get worse.

It is difficult to predict what other impacts the COVID-19 pandemic may have on us.

Operating activities related to continuing operations

For the nine months ended September 30, 2021, net cash used in continuing operating activities was $5.4 million, primarily due to a $5.8 million net loss from continuing operations, a $2.8 million increase in trade receivables, a $750,000 increase in inventories, a $420,000 increase in other receivables and prepaid expenses, a $110,000 change in accrued interest and linkage differences and $13,000 of deferred tax benefits, net, partially offset by $2.4 million of financial expenses derived from the Loan, a $1.7 million increase in trade payables, $290,000 of depreciation and amortization, a $58,000 increase in other current liabilities, $44,000 of expenses due to stock-based compensation issued to employees and others, and a $17,000 change in accrued severance pay, net.

For the nine months ended September 30, 2020, net cash used in continuing operating activities was $1.6 million, primarily due to a $2.8 million net loss from continuing operations, a $432,000 million increase in trade payables, a $305,000 decrease in other current liabilities, and a $102,000 change in accrued interest and linkage differences, partially offset by a $1.1 million increase in trade receivables, $314,000 of depreciation and amortization, a $306,000 decrease in other receivables and prepaid expenses, a $253,000 decrease in inventories, net, $41,000 of expenses due to stock based compensation issued to employees, net, a $21,000 change in accrued severance pay, net, and $9,000 of deferred tax expenses,

Operating activities related to discontinued operations

For the nine months ended September 30, 2021, net cash used in discontinued operating activities was $1.7 million, mainly related to a payment of $1.8 million to Merwell Inc., as part of a settlement agreement.

For the nine months ended September 30, 2020, net cash used in discontinued operating activities was $1.3 million, mainly related to the Mass Transit Ticketing operation that was managed by ASEC and to expenses derived from legal proceedings with Harel Insurance Company Ltd.

Investing and financing activities related to continuing operations

For the nine months ended September 30, 2021, net cash used in continuing investing activities was $206,000 of purchases of property and equipment and intangible assets.

For the nine months ended September 30, 2020, net cash provided by continuing investing activities was $1.4 million, mainly due to a $1.7 million change in short-term investments, net, partially offset by $336,000 of purchases of property and equipment and intangible assets.

For the nine months ended September 30, 2021, net cash provided by continuing financing activities was $3.7 million, mainly due to $3.2 million in proceeds from issuance of shares as a result of the Rights Offering, net of issuance costs, a $923,000 convertible short-term loan received from shareholders, net of transaction expenses, and a $18,000 long-term loan received, partially offset by a $406,000 decrease in short-term bank credit and loans, net, and a $4,000 repayment of long-term bank loans.

For the nine months ended September 30, 2020, net cash provided by continuing financing activities was $1.4 million, mainly due to $1.4 million of proceeds from issuance of shares, net of issuance costs, and a $70,000 increase in short-term bank credit and loans, net, partially offset by a $8,000 of repayment of long-term bank loans.

Investing and financing activities related to discontinued operations

For the nine months ended September 30, 2021, net cash provided by discontinued investing activities was $2.9 million, mainly related to $1.6 million derived from a settlement with SuperCom Ltd., including earn-out consideration, and $2.7 million consideration for the sale of ASEC, partially offset by cash and cash equivalents as held by ASEC at the closing date of its sale.

For the nine months ended September 30, 2020, net cash used in discontinued investing activities was $658,000, related to the purchase of long-lived assets for the Mass Transit Ticketing operations.

For the nine months ended September 30, 2021, net cash used in discontinued financing activities was $380,000, related to repayment of short-term bank loan, for the Mass Transit Ticketing operations.

For the nine months ended September 30, 2020, net cash provided by discontinued financing activities was $890,000, related to proceeds from long-term bank loan for the Mass Transit Ticketing operations.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures - Our management, including our Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, are responsible for establishing and maintaining our disclosure controls and procedures (within the meaning of Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended, or Exchange Act). These controls and procedures are designed to ensure that information required to be disclosed in the reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information was made known to our management, including our CEO and CFO, by others within the Company, as appropriate to allow timely decisions regarding required disclosure. We evaluated these disclosure controls and procedures under the supervision of our CEO and CFO as of September 30, 2021. Based upon that evaluation, our management, including our CEO and CFO, concluded that our disclosure controls and procedures are effective as of such date.

Changes in Internal Control Over Financial Reporting - There has been no change in our internal control over financial reporting during the quarter ended September 30, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

As part of the different impacts of the COVID 19 pandemic, there has been a global shortage in various components, including in the components required for the supply of our products, which has led to an increase in the prices of such components, in freight cost and to a longer lead-times. Such shortage has made it harder for us to be able to fulfill orders made by customers, which impacted on our revenues and product gross margin, mainly in the retail segment. In order to mitigate the risk, we encourage our customers to provide a forecast to their demand and continue to maintain a comprehensive network of worldwide suppliers in order to optimize our access to critical components. In addition, during last few months we have purchased a larger amount of such components to be used for sales later this year. However, these measures may not be sufficient to mitigate the aforementioned risks, and if the shortage continues, or even worsens, this may adversely impact our business. As long as the COVID-19 pandemic continues, the components’ lead-time may be longer than normal and shortage in components may continue or become greater which would adversely affect our business.

We do not have enough cash resources to fund our operations for the next twelve months and if we are unable to secure additional capital, we may be required to seek strategic alternatives, including but not limited to reducing or ceasing our operations.

Our principal sources of liquidity since our inception have been revenues, proceeds from sales of equity securities, borrowings from banks, our shareholders and government, cash from the exercise of options and warrants and proceeds from the divestiture of part of our businesses. As of September 30, 2021, we had cash, cash equivalents and short-term investments representing bank deposits of $1.3 million. Based on the projected cash flows and our cash balances as of September 30, 2021, our management is of the opinion that without further fund raising or other increase in our cash, we will not have sufficient resources to enable us to continue our operations for a period of at least the next 12 months. As a result, there is substantial doubt about our ability to continue as a going concern. We are attempting to raise additional funds and to increase our cash and in connection therewith are negotiating with our controlling shareholder, Mr. Jerry Ivy, the terms of a loan agreement that would address our cash needs. While we believe in our ability to raise additional funds and increase our cash, there can be no assurances to that effect.

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

Item 6. Exhibits.

3.1	Amended and Restated Articles of Incorporation, as amended on April 14, 2020 (incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 12, 2020).

3.2	Memorandum of Association, as amended and restated after the April 14, 2020 amendment (incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 12, 2020).

31.1*	Rule 13a-14(a) Certification of Chief Executive Officer.

31.2*	Rule 13a-14(a) Certification of Chief Financial Officer.

32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.

32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

101*	The following materials from our Quarterly Report on Form 10-Q for the quarter ended September 30, 2021 formatted in XBRL (eXtensible Business Reporting Language): (i) the Interim Condensed Consolidated Balance Sheets, (ii) the Interim Condensed Consolidated Statements of Operations, (iii) the Interim Condensed Consolidated Statements of Comprehensive Loss, (iv) the Interim Condensed Statements of Changes in Equity, (v) the Interim Condensed Consolidated Statements of Cash Flows, and (vi) the Notes to Interim Condensed Consolidated Financial Statements, tagged as blocks of text and in detail.

104*	Cover Page Interactive Data File––the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

*	Filed herewith.

**	Furnished herewith.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ON TRACK INNOVATIONS LTD.

By:	/s/ Amir Eilam
Amir Eilam, Chief Executive Officer
(Principal Executive Officer)

Dated: November 15, 2021

By:	/s/ Assaf Cohen
Assaf Cohen, Chief Financial Officer
(Principal Financial and Accounting Officer)

Dated: November 15, 2021