Form 10-K
period 2021-12-31
ON TRACK INNOVATIONS LTD
filed 2022-04-13
CIK 1021604

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked prices of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $11,596,882. The number of shares of the registrant’s Ordinary Shares outstanding on April 4, 2022, was 75,775,393.

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

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

The statements contained in this Annual Report on Form 10-K, or Annual Report, that are not historical facts are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 and other federal securities laws. Such forward-looking statements may be identified by, among other things, the use of forward-looking terminology such as “believes,” “intends,” “plans” “expects,” “may,” “will,” “should,” "estimate," "likely," "foresee," or “anticipates” or the negative thereof or other variations thereon or comparable terminology, and similar expressions are intended to identify forward-looking statements. We remind readers that forward-looking statements are merely predictions and therefore are inherently subject to uncertainties and other factors and involve known and unknown risks that could cause the actual results, performance, levels of activity, or our achievements, or industry results, to be materially different from any actual future results, performance, levels of activity, or our achievements, or industry results, expressed or implied by such forward-looking statements. Such forward-looking statements may appear in Item 1 – “Business” and Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” as well as elsewhere in this Annual Report and include, among other statements, statements regarding the following:

●	the closing of the merger transaction we entered into with Nayax Ltd., or Nayax;

●	our ability to continue as a going concern and any efforts that we may undertake to support our future operations, service our debt obligations and to further execute our business plans;

●	any impact of the Corona Virus, or COVID-19, pandemic on our business and cash flow, including timing of receipt of orders and payment from our customers;

●	the impact of general economic, political, demographic and business conditions worldwide, including geopolitical uncertainty and instability, such as the Russia-Ukraine conflict, on general economic conditions and on our business in the short and long terms;

●	future sources of revenue, ongoing relationships with current and future business partners, distributors, suppliers, customers, end-user customers and resellers;

●	future costs and expenses and adequacy of capital resources;

●	our expectations regarding our short-term and long-term capital requirements and satisfaction thereof;

●	interest from current and new customers and rate of orders;

●	the global shortage in components and the related effects of an increase in components’ prices, freight cost and longer lead-times;

●	our outlook for the coming months; and

●	information with respect to any other plans and strategies for our business.

The factors discussed herein, and in those risk factors described in Item “1A Risk Factors”, and those expressed from time to time in our press releases or filings with the Securities and Exchange Commission, or the SEC, could cause actual results and developments to be materially different from those expressed in or implied by such statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak and are made only as of the date of this filing.

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

On April 21, 2021, we sold our Polish subsidiary, ASEC S.A., or ASEC, including our Mass Transit Ticketing activity in Poland. The consideration for the sale of ASEC was $3 million, of which approximately $2.1 million was used to repay Polish bank loans, and which was reduced by an agreed amount of approximately $300,000 due to working capital adjustments. Following the sale of ASEC, we now operate in two segments: Retail and Petroleum.

On January 10, 2022, we filed a petition, or the Petition, with the Israeli county court of Nazareth, or the Court, seeking protections from our creditors in accordance with the Israeli Insolvency and Economic Rehabilitation Law-2018, after our Board determined that we are insolvent from a cash flow perspective.

On January 19, 2022, we entered into a binding term sheet, or the Term Sheet, with Nayax. The Term Sheet provides that we and Nayax will enter into a two-step transaction relating to (i) Nayax extending to us a senior secured convertible loan, or the Nayax Loan; and (ii) the purchase by Nayax of 100% of our share capital in consideration for $4,500,000. Consequently to the entry into the Term Sheet, and at our request, the Court withdrew the Petition.

On January 27, 2022, we entered into a definitive agreement and debenture relating to the Nayax Loan, or the Nayax Loan Agreement. On March 17, 2022, we entered into an Agreement and Plan of Merger, or the Merger Agreement, with Nayax and OTI Merger Sub Ltd., an Israeli company, wholly owned by Nayax, or Merger Sub, pursuant to which Merger Sub will merge with and into our company, with our company surviving as a direct wholly-owned subsidiary of Nayax, in exchange for $4,500,000 in cash, or the Merger Consideration.

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

Our Products

We combine a unique RF (radio frequency) technology with an “open garden” approach, and we enable our customers and partners to pick and choose products and services from our wide offering.

Our solutions include: Readers, Controllers and Terminals, Management Software, Payment Services, and a complete Payment System as a Service (PSaaS).

OTI Readers

We supply NFC and contactless payment reader products and solutions. Our products and solutions are approved by Underwriters Laboratories, Inc., or UL, and the U.S. Federal Communications Commission, or FCC, and certified by EMVCo, LLC., or EMVCo, and by MasterCard TQM (Terminal Quality Management). Our reliability and performance are based on more than a quarter of a century of experience with NFC and contactless solutions.

Our readers are certified by the leading card associations, including, among others, EMVCo, Visa, MasterCard, Amex, Discover and Interac, and are compatible as well for use with various NFC mobile payments solutions such as Apple Pay™, Google Pay™ (previously known as Android Pay), Samsung Pay™, MIFARE™, FeliCa™ and others. Our readers are also certified for EMVCo modular architecture which saves certification implementation and reduces the cost and time of any EMVCo project.

Controllers and Terminals

Controllers and Terminals are hardware devices that manage the flow of data between two machines and are used to “control” a peripheral device (e.g., a vending machine). We have a range of Controllers and Terminals that provide secured and certified access to payment service providers which enable contactless payment acceptance, mobile payment acceptance, connectivity, and cloud-based management for machines.

Management software

We provide a cloud-based software for Self-Service Kiosks, Micro-Markets, Vending and any Pulse machines that provides real-time control and insights of each machine, enabling operators to remotely manage their terminal's fleet.

Payment Services

Our payment services include the following payment options:

●	Payment Service API - a simple and powerful application programming interface, or API, to our payment servers to provide our customers and partners access to a certified EMVCo system to enable a fast and secured integration to new processors.

●	Close Loop Payment - extending EMV payment, we offer support for close-loop payment cards with different technologies such as MIFARE and Mag-Stripe.

●	Mobile Payment - we provide APIs for effortless and smooth integration with mobile payment solutions, enabling mobile payments on our system.

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

Industry Background

Under certain regulations and credit card anti-fraud legislations, the use of EMV contact and contactless payment technologies has become an essential requirement for both consumers and retailers. Various market sectors have begun to massively adopt contactless payments and are constantly looking for ways to make the adoption process as convenient as possible for both merchants and customers. Millions of contactless debit and credit cards are issued annually by leading financial institutions to various consumers, and merchants are looking to install contactless payment readers that can be easily integrated into their existing unattended point of sale locations.

The world's leading smartphone manufacturers include NFC support in their handsets, which enhances the technology adoption lifecycle. Whether it is a standard contactless travel card, or EMV contactless card, or an NFC mobile phone, the main motive is to provide quick and efficient payment solutions. Leading smartphone manufacturers have also introduced and are actively pushing the use of their own contactless payment solutions such as Apple Pay™, Google Pay™ and Samsung Pay™, all of which require a contactless reader to be available at the merchant countertop.

In addition, we have seen that the COVID-19 pandemic has accelerated the trend towards adoption of unattended contactless payments in these markets.

Strategy

Our goal is to maintain our status as a leading developer of NFC and cashless payment technologies and our reputation as a manufacturer of top-quality products carrying the highest certification standards. We have been continuously updating our strategy for the coming years, which we believe will enable us to realize our potential and resume our growth, and ultimately create shareholder value.

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

Sales and Marketing

In addition to selling our products and solutions through our distributors, we sell and market our products directly and through our regional offices. We market and sell our products in the Americas through our U.S.-based subsidiary, OTI America, in Africa, our subsidiary in South Africa, OTI PetroSmart, and in Europe, our subsidiary in Poland, OTI Europa Sp.z.o.o. In Israel and in regions where we do not have local subsidiaries or representatives, we market and sell through our main headquarters in Yokneam, Israel. Our marketing and sales staff implement marketing campaigns and programs to promote our products and services to enhance our global brand recognition. Our current marketing efforts include participation in digital events, webinars, press releases, websites, social media and client / distributor meetings. We also conduct technical seminars to inform sales staff, customers, distributors, business partners and other industry contributors of our unique products and innovative technologies.

Customers

Our customer base is concentrated into one large customer. The customer we consider to be our major customer and the percentage of our revenue represented by such major customer vary from period to period. In 2021 and 2020, such customer in North America accounted for 22% and 19%, respectively, of our total revenues for such periods. If we were to lose our major customer, or if our customer was to have difficulty meeting its financial obligations to us for any reason, our financial condition and results of operations would be adversely affected.

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

Employees

As of December 31, 2021, we had 82 employees.

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

Risks Related to Our Pending Merger

Failure to complete the Merger could results in our bankruptcy.

As discussed under “Item 1. Business – General Overview”, following the determination that we are insolvent from a cash flow standpoint, we filed a petition with the Israeli court to receive protection from our creditors. Considering our state of insolvency prior to the signing of the Term Sheet with Nayax, and further considering our debts to Nayax (created, among other things, by the provision of the Nayax Loan, repayment of a $2.0 million bank loan with a full guarantee of Nayax  and exposure to a risk of not being able to conduct our business due to the loss of the guarantees provided by Nayax to our suppliers and subcontractors), failure to complete the merger contemplated under the Merger Agreement, or the Merger, is likely to lead to our inability to pay off our debts, in which case we may be forced to file a bankruptcy or winding-up petition with the Israeli court, or an involuntary bankruptcy petition will be filed against the Company by a creditor, in accordance with the Israeli Insolvency and Economic Rehabilitation Law-2018. In the event such petition is not dismissed, such petition may have an adverse effect on various aspects including, but not limited to, our ability to continue operating our business, the value of our ordinary shares and our shareholders’ ability to sell their holdings. It should be noted, that as part of the Nayax Loan and the Merger Agreement, until the termination of the Merger Agreement in accordance with the terms set forth therein, we are not allowed to incur debt or sell our securities without the prior written consent of Nayax, which will also impair our ability to raise funds if needed.

Failure to complete the Merger could negatively impact our share price, business, financial condition, results of operations or prospects.

The Merger is subject to the satisfaction or waiver of certain closing conditions, including, among others, the following:

●	approval of the Merger Agreement by our shareholders;

●	receipt of regulatory approvals, including receipt of the merger certificate from the Israeli Companies Registrar and the expiration or termination of any waiting period under Israeli law;

●	there being no statute, judgment, injunction, order or decree prohibiting consummation of the transactions contemplated under the Merger Agreement;

●	subject to specified materiality standards, the continuing accuracy of certain representations and warranties of each party;

●	we shall (a) have taken all actions necessary to be eligible to cause the cessation of quotation of our ordinary shares on the Over-the-Counter Market and the termination of the registration thereof under the Securities Exchange Act of 1934, as amended, or the Exchange Act, in each case as soon as permissible after the effective time of the Merger, and (b) be able to provide all necessary certifications on Form 15 as of immediately after the effective time of the Merger (including without limitation having filed all necessary filings and reports to be current with the SEC (without regard to any extension under Rule 12b-25 under the Exchange Act)); and

●	continued compliance by each party in all material respects with its covenants.

No assurance can be given that each of the conditions will be satisfied. In addition, the Merger Agreement may be terminated under the circumstances. If the conditions are not satisfied or waived in a timely manner and the Merger is delayed, payment of the Merger Consideration will also be delayed. Due to the our inability to pay our debts, which led to the Board’s determination of our insolvency and our petitioning to the Israeli court prior to entering into the Term Sheet, such delay may cause us to return to court and re-file a petition in accordance with the Israeli Insolvency and Economic Rehabilitation Law-2018, or the Insolvency Law. If the Merger is not completed (including in the case the Merger Agreement is terminated), our ongoing business may be adversely affected.

We also could be subject to litigation related to any failure to complete the Merger. If the Merger is not completed, these risks may materialize and may adversely affect the price of our ordinary shares, our business, financial condition, results of operations or prospects.

The fact that there is a Merger pending could harm our business and results of operations.

While the Merger is pending, we are subject to a number of risks that may harm our business and results of operations, including:

●	the diversion of the management and employee attention from our ongoing business operations;

●	we may have difficulties retaining employees;

●	we have and will continue to incur expenses related to the Merger prior to its closing;

●	the disruption of current plans and operations;

●	we may be unable to respond effectively to competitive pressures, industry developments and future opportunities; and

●	Nayax is a competitor of some of our customers, which may bring these customers to look for alternatives for the services we provide them.

Our current employees may be uncertain about their future roles and relationships with us following completion of the Merger. This uncertainty may adversely affect our ability to attract and retain key personnel.

Failure to complete the Merger will require us to repay the Nayax Loan and the loan provided to us by U-Bank, supported by a guarantee provided by Nayax.

As contemplated by the Nayax Loan Agreement, The Nayax Loan is subject to 10% interest per year, and the accumulated interest and value added tax, if any, is payable quarterly commencing on April 1, 2022. The Nayax Loan matures on the second anniversary of the closing of the Nayax Loan Agreement and we cannot prepay it. At any time after the earlier of (i) an Event of Default (as defined under the Nayax Loan Agreement) or (ii) the completion of the Merger Agreement, and prior to the repayment of the Nayax Loan, Nayax is entitled, at its sole discretion, to convert the Nayax Loan into our ordinary shares at a price per share equals to $0.043. Failure to complete the Merger could either create dilution to the existing shareholders due to the Nayax’s conversion of the Nayax Loan into ordinary shares while Nayax will also become our controlling shareholder, or, if not converted, will require the repayment of the Nayax Loan. In addition, on March 1, 2022, Nayax provided U-Bank by the First International Bank of Israel Ltd., or U-Bank, a guarantee for the repayment of a loan in an amount of $2 million, provided to us by U-Bank, or the U-Bank Loan. Failure to complete the Merger will lead to a requirement for the repayment of the U-Bank Loan. In any event where we will be required to repay the Nayax Loan or the U-Bank Loan, we will need to either raise additional funds, which may be difficult considering our inability to raise funds without the prior written approval of Nayax unless the Merger Agreement is terminated, as stipulated under the Merger Agreement and the Nayax Loan Agreement, and further considering the circumstances. Failure to raise funds may lead to difficulties paying our suppliers and service providers as well as may hamper the repayment of loans (including the Nayax Loan) and any other debt incurred towards Nayax, and may, eventually, lead to either a creditor approaching the Israeli court petitioning to declare us insolvent in accordance with the Insolvency Law, or require us to file such petition.

Our obligation to pay a termination fee or reimburse Nayax’s expenses under certain circumstances and the restrictions on our ability to solicit or engage in negotiations with respect to other acquisition proposals may discourage other transactions that may be favorable to our shareholders.

Until the Merger is completed or the Merger Agreement is terminated, with limited exceptions, the Merger Agreement prohibits us from entering into, soliciting or engaging in negotiations with respect to acquisition proposals or other business combinations. In certain circumstances, we are required to pay Nayax a termination fee of $1,500,000. Furthermore, non-completion of the Merger would be considered an “event of default” under the Nayax Loan Agreement, which can result in either Nayax’s requirement for an immediate repayment of the Nayax Loan, or an increase of the interest on the Nayax Loan amount to 16% interest, at the Nayax’s sole discretion.

If the Merger is not consummated by July 1, 2022, Nayax may choose to terminate the transaction contemplated by the Merger Agreement under certain circumstances.

The Merger is subject to the satisfaction or waiver of certain closing conditions set forth in the Merger Agreement. The fulfillment of certain of these conditions is beyond our control, such as the receipt of the approval of the Merger by our shareholders. If the Merger has not been completed by July 1, 2022, Nayax may terminate the Merger Agreement, except that the right to terminate the Merger Agreement in this circumstance will not be available to Nayax if its material breach of the Merger Agreement has been the principal cause of or resulted in the failure of the Merger to occur on or before such date and such action or failure constitutes a breach of the Merger Agreement.

If we experience significant delays in completing the Merger, we may need to seek additional capital to finance the business.

As agreed under the Term Sheet, Nayax has provided the Company with the Nayax Loan, while stating that additional loans may be provided, provided a guarantee to U-Bank for the U-Bank Loan and further assisted us by providing certain of our suppliers with guarantees for the purpose of ensuring that we are able to operate our business. If we experience significant delays in completing the Merger, we may be in default under the Nayax Loan Agreement which may lead to Nayax’s requirement for an immediate repayment of the Nayax Loan as well as its unwillingness to further support us and therefore, we may need to seek additional capital to finance our operations and for the possible repayment of the Nayax Loan, which additional capital may not be available when needed on acceptable terms, or at all. The failure to obtain such additional capital may have a material adverse effect on our ability to complete the Merger.

Some of our directors and officers have interests that may be perceived as different from the interests of our shareholders, and these persons may be deemed to have conflicts of interest in recommending to our shareholders to approve the Merger.

Some of the members of the management and our Board may have interests that may be perceived as different from, or in addition to, their interests as shareholders. These interests could cause members of our Board or our management to be perceived as having a conflict of interest in recommending approval of the Merger. The Board was aware of these interests and considered them, among other things, in evaluating and approving the Merger Agreement and the Merger and in recommending that the OTI shareholders adopt the merger agreement.

Risks Related to Our Business

We do not have enough existing cash resources to fund our operations for the next twelve months and if we are unable to secure additional capital, we may be required to seek strategic alternatives, including but not limited to reducing or ceasing our operations.

Our principal sources of liquidity since our inception have been revenues, proceeds from sales of equity securities, borrowings from banks, our shareholders and government, cash from the exercise of options and warrants and proceeds from the divestiture of parts of our businesses. We had cash, cash equivalents and short-term investments representing bank deposits of $815,000, as of December 31, 2021. Based on the projected cash flows and our cash balances as of December 31, 2021, our management is of the opinion that without further fund raising or other increase in our cash, we will not have sufficient resources to enable us to continue our operations for a period of at least the next 12 months from the filing date of this Form 10-K. Furthermore, on January 7, 2022, our Board determined that we are insolvent from a cash flow perspective, before we received the Nayax Loan. As a result, there is a substantial doubt about our ability to continue as a going concern. We have limitations on our ability to raise additional funds and to increase our cash under the Nayax Loan and the Merger Agreement.

If additional financing is not available when required or is not available on acceptable terms, we may be unable to take advantage of business opportunities or respond to competitive pressures, which could have a material adverse effect on our revenue, results of operations and financial condition. If we are unable to fund our operations without additional external financing and therefore cannot sustain future operations, we may be required to cease our operations and/or seek bankruptcy protection, as we have done in the past.

We have a history of losses, and we expect to continue to incur full-year losses in 2022 and may further incur losses in subsequent years.

We have incurred losses in each year since we commenced operations in 1990. We reported net losses attributable to shareholders of $11,659,000 in 2021 and $6,133,000 in 2020. We expect to continue to incur full-year losses in 2022 and may incur losses also in subsequent years, as we invest in the expansion of our global sales and marketing network, shift our business model away from product sales towards services and transaction fees, and enhance our research and development capabilities to develop existing and new products.

We face risks resulting from a global shortage in the components required for the supply of our products.

As part of the different impacts of the COVID 19 pandemic, there has been a global shortage in various components, including in the components required for the production and supply of our products, which has led to an increase in the prices of such components, freight costs and to longer lead-times. Such shortage has made it harder for us to be able to supply orders made by customers, which impacted our revenues and the product gross margin, mainly in the retail segment. In order to mitigate the risk, we encouraged our customers to provide a forecast to their demand and continue to maintain a comprehensive network of worldwide suppliers in order to optimize our access to critical components. In addition, during last few months we have purchased a larger amount of such components to be used for the supply and sales later this year. However, these measures may not be sufficient to mitigate the aforementioned risks, and if the shortage continues, or even worsens, this may adversely impact our business. As long as the COVID-19 pandemic continues, and possibly also thereafter, the components’ lead-time may be longer than normal and the shortage in components may continue or become greater, which would adversely affect our business.

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

We depend on one large customer and the loss such customer would lower our revenues.

Our customer base is concentrated into one large customer. Our revenues may continue to depend on a limited number of major customers. The customer we consider to be our major customer and the percentage of our revenue represented by such major customer vary from period to period. In 2021 and 2020, such customer in North America accounted for 22% and 19%, respectively, of our total revenues for such periods. If we were to lose our major customer, or if our customer was to have difficulty meeting its financial obligations to us for any reason, our financial condition and results of operations would be adversely affected.

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

If we fail to adhere to regulations and security standards imposed by credit card networks, or if our products are not certified or otherwise fail to comply with such regulations and security standards (such as payment card industry standards, etc.) or if our customers fail to take proper protective measures and hold us liable for the consequences, our results of operations could be adversely affected.

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

Due to the conflict between Russia and Ukraine, and in light of sanctions imposed by certain countries on Russia, our Board guided our management to halt sales to Russian customers. As a result, our revenues will be adversely impacted

We derive a portion of our revenues from sales to resellers that are not the end-users of our products. We are dependent, to a certain extent, on the ability of these resellers to maintain their existing business and secure new business.

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

Risks Related to Our Ordinary Shares

Failure to meet the Standards for Continued Qualification for the OTCQX International Tier as per the OTCQX Rules for International Companies could result in moving the Company’s securities to the OTC Pink and eventually cause limited liquidity and a lower price per share.

On February 16, 2022, we received a notice from the OTC Markets Group stating that we failed to meet the standards for continued qualification for the quotation of our shares on the OTC Markets, as our per share minimum bid price was lower than $0.10 and our market capitalization has stayed below $5,000,000 for more than 30 consecutive days. We were given a cure period of 180 days during which we must meet the applicable criteria for 10 consecutive trading days. In the event that such criteria are not met during the cure period, our securities will be moved from the OTCQX International to OTC Pink, which might result in a more limited liquidity and price of our securities, and might make it harder for you to sell your shares. You may be unable to sell your securities unless a market can be established or sustained.

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

We experienced an immediate need to raise funds and on January 27, 2022, we entered into the Nayax Loan, which, according to the Merger Agreement, will, following the completion of the Merger, become our parent company. Under the Loan Agreement we received from Nayax a loan in the amount of $5,500,000, or the Nayax Loan Amount. Non-completion of the Merger would be considered an “event of default” under the Nayax Loan Agreement, which can result in Nayax’s requirement for an immediate repayment of the Nayax Loan Amount, or an increase of the annual interest on the Nayax Loan Amount from 10% to 16%, at Nayax’s sole discretion. At any time after the earlier of (i) an event of default, as contemplated in the Nayax Loan Agreement, or (ii) the completion of the Merger Agreement, and prior to the repayment of the Nayax Loan Amount, Nayax is entitled, at its sole discretion, to convert the Nayax Loan Amount into ordinary shares of the Company at a price per share equal to $0.043. Failure to complete the Merger could create, among other things discussed above, dilution to the existing shareholders.

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

Potential political, economic and military instability in the State of Israel, where our senior management and a majority of our facilities are located, may adversely affect our results of operations.

Our headquarters and principal offices, and a substantial portion of our operations, are located in the State of Israel. In addition, all of our officers are residents of Israel, Accordingly, political, economic and military conditions in Israel directly affect our business.

Any hostilities involving Israel or the interruption or curtailment of trade between Israel and its present trading partners, or a significant downturn in the economic or financial condition of Israel, could affect adversely our operations. Ongoing and revived hostilities or other Israeli political or economic factors could harm our operations, product development and results of operations.

Although Israel has entered into various agreements with Egypt, Jordan, the Palestinian Authority and with various states in the Persian Gulf, there has been a continuous unrest and terrorist activity with varying levels of severity, the most recent of which was the armed conflict with Hamas in May 2021. In addition, Israel faces threats from more distant neighbors, in particular, Iran. Our insurance policies do not cover us for the damages incurred in connection with these conflicts or for any resulting disruption in our operations. The Israeli government, as a matter of law, provides coverage for the reinstatement value of direct damages that are caused by terrorist attacks or acts of war; however, the government may cease providing such coverage or the coverage might not be enough to cover potential damages. In the event that hostilities disrupt the ongoing operation of our facilities or the airports and seaports on which we depend to import and export our supplies and products, our operations may be materially adversely affected.

Several countries, principally in the Middle East, still restrict doing business with Israel and Israeli companies, and additional countries may impose restrictions on doing business with Israel and Israeli companies, whether as a result of hostilities in the region or otherwise. In addition, there have been increased efforts by activists to cause companies, research institutions and consumers to boycott Israeli goods and cooperation with Israeli-related entities based on Israeli government policies. Such actions, particularly if they become more widespread, may adversely impact our ability to cooperate with research institutions and collaborate with other third parties. Any hostilities involving Israel, any interruption or curtailment of trade or scientific cooperation between Israel and its present partners, or a significant downturn in the economic or financial condition of Israel could adversely affect our business, financial condition and results of operations. We may also be targeted by cyber terrorists specifically because we are an Israeli-related company.

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

We are entitled to certain tax benefits under Israeli government programs, largely as a result of the “Approved Enterprise” status granted to some of our capital investment programs by the Israeli Ministry of Finance, and due to eligibility of tax benefits under the “Preferred Enterprise” routes. These benefits include tax exemption or reduced tax rates. Without such benefits, our taxable income would be taxed at the regular corporate tax rate (23% in 2021). To maintain our eligibility for these tax benefits, we must continue to meet conditions, including making specified investments in property, plant, and equipment and maintaining a certain minimum level of export sales. We cannot assure that we will continue to be eligible for these tax benefits at the same rate or at all. The termination or reduction of these programs and tax benefits could increase our taxes, once we become profitable, and could have a material adverse effect on our business.

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

Our research and development efforts, during the period between 1999 and 2006, were financed in part through royalty-bearing grants that we received from the IIA. As of December 31, 2021, we received a total of approximately $7 million from the IIA. The total amount of grants received as of December 31, 2021, net of royalties paid, was approximately $3.4 million (including accrued interest). With respect to such grants, we are committed to pay the IIA royalties at a rate of 3%-3.5% from our sales, up to the total amount of grants received, linked to the dollar and bearing interest at an annual rate of LIBOR applicable to dollar deposits. The United Kingdom’s Financial Conduct Authority, which regulates LIBOR, announced in July 2017 that it will no longer persuade or require banks to submit rates for LIBOR after 2021. In September 2021, the Bank of Israel, which determines annual interest rates, published a directive which stated that annual interest at a variable rate linked to the LIBOR rate for loans in U.S. dollars will be replaced by the Secured Overnight Financing Rate, or the SOFR, in June 2023. It is not clear as of yet whether the IIA will replace the LIBOR with SOFR and when. While it is not currently possible to determine precisely whether, or to what extent, the replacement of LIBOR with SOFR would affect us, the implementation of SOFR may increase our financial liabilities to the IIA.

Even following full repayment of the IIA grants, we are required to comply with the requirements of the Israeli Encouragement of Industrial Research and Development Law, 5744-1984, and related regulations, or the Research Law. When a company develops know-how, technology or products using IIA grants, the terms of these grants and the Research Law restrict the transfer of such know-how, and the transfer of manufacturing or manufacturing rights of such products, technologies or know-how outside of Israel, without the prior approval of the IIA. Therefore, if aspects of our technologies are deemed to have been developed with IIA funding, the discretionary approval of an IIA committee would be required for any transfer to third parties outside of Israel of IIA-supported know-how or manufacturing or manufacturing rights related to those aspects of such technologies, and may result in payment of increased royalties (both increased royalty rates and increased royalty ceilings) and/or payment of additional amounts to the IIA. We may not receive such approvals. Furthermore, the IIA may impose certain conditions on any arrangement under which it permits us to transfer technology or development out of Israel (including for the purpose of manufacturing). Licensing IIA-supported technologies may, under certain circumstances, be considered a transfer of know-how and therefore may require approval as aforementioned.

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

General Risk Factors

Our Board and committees do not currently meet the requirements mandated under the Israeli Companies Law.

Due to the resignation of three members of the Board during December of 2021, including the resignation of an external director on December 26, 2021, the resignation of the Board’s chairperson on December 28, 2021 and the resignation of an additional director on December 30, 2021, our Board’s composition does not meet the Companies Law’s requirements for a public company’s composition of the board of directors. Section 114 of the Companies Law mandates that a public company is required to appoint an audit committee, while Section 115 of the Companies Law provides that the audit committee should be comprised of a minimum of three members, including all acting external directors of the board and at least a majority of independent directors. Section 115 also mandates that the chairman of the board will not be a member of the audit committee. Section 118A of the Companies Law further mandates a requirement for public companies to appoint a compensation committee, while applying the same requirements as to the composition thereof. Following the resignation of three members of the Board, there are only three members remaining on our Board, one of which was appointed chairman in accordance with the requirements of Section 94(a) of the Companies Law. Due to the fact that a chairman may not serve as a member of the audit or compensation committees, and that such committees must include two members who are external directors, while we have one external director only, the Board does not meet the Companies Law’s requirements with respect to the structure of such committees.

In addition, Section 239(b) of the Companies Law determines that external directors of a public company shall be appointed at a general meeting of shareholders. Due to this requirement of Section 239(b), we are currently unable to appoint a replacement to the external director who resigned in order to bring ourselves to be in compliance with the requirements of the Companies Law. An additional factor which prevents us from being able to comply with requirements of the Companies Law is the fact that due to our financial state, the acting directors receive minimal compensation while they deal with a greater exposure to complaints relating to their fiduciary duties, which are duties of directors set under the Companies Law and the Israeli case law.

Furthermore, our Articles of Association provide under Article 4.2 that the number of the directors on the Board shall not be fewer than five. Article 4.2.11 provides that if the number of directors falls below the minimum number, the remaining directors shall be entitled to act solely in order to (i) fill in the vacant position, (ii) in order to convene a general meeting of the Company’s shareholders or (iii) act to manage the Company’s affairs solely in matters that cannot be delayed.

Due to the structural issues described above, we may not be able to pass certain resolutions that may be beneficial to us.

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

In addition, there are inherent risks in these international operations which include, among others:

●	changes in regulatory requirements and communications standards;

●	changes in external political policies, such as embargos based on manufacturing origin;

●	political and economic instability;

●	required licenses, tariffs and other trade barriers;

●	difficulties in enforcing IP rights across, or having to litigate disputes in, various jurisdictions;

●	difficulties in staffing and managing international operations;

●	potentially adverse tax consequences;

●	the burden of complying with a wide variety of complex laws and treaties in various jurisdictions; and

●	business interruptions resulting from geopolitical actions, including war and terrorism (as well as the current conflict between Russia and Ukraine), or natural disasters including the recent spread of the coronavirus, earthquakes, typhoons, floods, and fires.

If we are unable to manage the risks associated with our focus on international sales, our business may be harmed.

Currency fluctuations could adversely affect our results of operations.

We generate a significant portion of our revenues in U.S. Dollars, but we incur some of our expenses in other currencies. Our principal non-U.S. Dollar expenses are for Israeli employees’ salaries, which are in New Israeli Shekels, or NIS. Our subsidiary in Poland, OTI Europa Sp.z.o.o incurs expenses in Polish Zloty and our subsidiary in South Africa, OTI PetroSmart, incurs expenses in South African Rand. To the extent that we and our subsidiaries conduct our business in different currencies, our revenues and expenses and, as a result, our assets and liabilities, are not necessarily accounted for in the same currency. We are therefore exposed to foreign currency exchange rate fluctuations. These fluctuations may negatively affect our results of operations. Our operations could also be adversely affected if we are unable to limit our exposure to currency fluctuations in the future.

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

We may be adversely affected by the effects of inflation.

Inflation has the potential to adversely affect our business, results of operations, financial position and liquidity by increasing our overall cost structure, particularly if we are unable to achieve commensurate increases in the prices we charge our customers. The existence of inflation in the economy has the potential to result in higher interest rates and capital costs, supply shortages, increased costs of labor and other similar effects. As a result of inflation, we have experienced and may continue to experience, increases in our costs associated with operating our business including labor, equipment and other inputs. Although we may take measures to mitigate the impact of this inflation through pricing actions, if these measures are not effective our business, results of operations, financial position and liquidity could be materially adversely affected. Even if such measures are effective, there could be a difference between the timing of when these beneficial actions impact our results of operations and when the cost inflation is incurred. Additionally, the pricing actions we take could result in loss of customers or a decrease in sales.

We may fail to maintain effective internal control in accordance with Section 404 of the Sarbanes-Oxley Act of 2002.

The Sarbanes-Oxley Act of 2002 imposes certain duties on us and our executives and directors. Our efforts to comply with the requirements of the Sarbanes-Oxley Act, and in particular with Section 404, have resulted in increased general and administrative expenses and a diversion of management time and attention, and we expect these efforts to require the continued commitment of resources. If we fail to maintain the adequacy of our internal controls, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal control over financial reporting. Although our management has determined that we had effective internal control over financial reporting as of December 31, 2021, we may identify material weaknesses or significant deficiencies in our future internal control over financial reporting. In addition, as a smaller reporting company, our internal control over financial reporting is not required to be audited by our independent registered public accounting firm. Failure to maintain effective internal control over financial reporting could result in investigation or sanctions by regulatory authorities and could have a material adverse effect on our operating results, investor confidence in our reported financial information, and the market price of our Ordinary Shares.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

We lease approximately 700 square meters in Yokneam, Israel, which serves as our headquarters. This lease expires on January 31, 2025 with an option of a 5-year extension which shall begin on February 1, 2025 and ends on January 31, 2030. We also lease approximately 250 square meters in Rosh Pina, Israel, where our research and development functions are located. This lease will expire on August 30, 2023 subject to three one-year options of extension.

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

Item 4. Mine Safety Disclosures.

Not Applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our Ordinary Shares are quoted on the OTCQX Market under the symbol “OTIVF”. As detailed under Item 1 above, we received a notice from the OTC Markets Group stating that we failed to meet the standards for continued qualification for the quotation of our shares on the OTC Markets. If we fail to meet the OTC Market’s criteria within 180 days from the date of the notice, our securities will be moved from the OTCQX International to OTC Pink.

Record Holders

Based on a review of the information provided to us by our transfer agent, as of April 4, 2022, there were 22 holders of record of our Ordinary Shares. This number may not be representative of the actual number of beneficial holders of our shares since many of our Ordinary Shares are held of record by brokers or other nominees.

Item 6. [Reserved].

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This discussion and analysis should be read in conjunction with our consolidated financial statements and notes thereto contained in “Item 8. Financial Statements and Supplementary Data” of this Annual Report.

Overview

We are a leading developer of contactless payment solutions, NFC technology based, for the unattended market. We have been a technology leader since 1990, providing systems, devices and services to operators and integrators with solutions and components that are simple to implement.

To date, we have deployed over one million payment solutions to our focused unattended markets: self-service kiosk, micro-markets and vending machines, entertainment and gaming, ATM, Mass Transit Ticketing Validation, and fuel payments.

We operate through regional offices, supporting clients and payment industry partners with its unique contactless payment solutions.

On April 21, 2021, we sold our Polish subsidiary, ASEC S.A., or ASEC, including our Mass Transit Ticketing activity in Poland. The consideration for the sale of ASEC was equal to $3,000,000, of which approximately $2,100,000 was used to repay Polish bank loans, and which was reduced by an agreed amount of approximately $300,000 due to working capital adjustments. Following this sale of ASEC, we now operate in two segments (1) Retail, and (2) Petroleum.

On January 10, 2022, we filed a petition, or the Petition, with the Israeli county court of Nazareth, or the Court, seeking protections from our creditors in accordance with the Israeli Insolvency and Economic Rehabilitation Law-2018, after our Board determined that we are insolvent from a cash flow perspective.

On January 19, 2022 we entered into a binding term sheet, or the Term Sheet, with Nayax. The Term Sheet provides that we and Nayax will enter into a two-step transaction relating to (i) Nayax extending to us a senior secured convertible loan, or the Nayax Loan; and (ii) the purchase by Nayax of 100% of our share capital in consideration for $4,500,000. Consequently to the entry into the Term Sheet, and at our request, the Court dismissed the Petition.

On January 27, 2022, we entered into a definitive agreement and debenture relating to the Nayax Loan. On March 17, 2022, we entered into an Agreement and Plan of Merger, or the Merger Agreement, with Nayax and OTI Merger Sub Ltd., an Israeli company, wholly owned by Nayax, or Merger Sub, pursuant to which Merger Sub will merge with and into our company, with our company surviving as a direct wholly-owned subsidiary of Nayax, in exchange for $4,500,000 in cash.

We were incorporated under the laws of the State of Israel on February 15, 1990, under the name of De-Bug Innovations Ltd., with unlimited duration. Our name was changed to On Track Innovations Ltd. on July 8, 1991. We are registered with the Israeli Registrar of Companies, under registration number 52-004286-2 and our Ordinary Shares are currently quoted on the OTCQX® market, or OTCQX, under the symbol OTIVF.

Year ended December 31, 2021, compared to year ended December 31, 2020

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

	Year ended December 31,
	2021	2020
Sales	$13,278	$11,392
Software as a Service (SaaS)	$1,597	$1,350
Total revenues	$14,875	$12,742

Sales. Sales increased by $2.1 million, or 17%, in 2021 compared to 2020. The increase in 2021 compared to 2020, is mainly attributed to an increase in Retail sales in the Americas and Europe, partially offset by a decrease in sales of Retail products in APAC.

SaaS. Software as a service, or SaaS, revenues include monthly payments for a set of different software applications such as Terminal Management Systems, Payment gateway, and other software applications for the Retail segment, and a separate set of applications for fuel management systems supporting the Petroleum segment. The increase of $247,000 in 2021, or 18%, compared to 2020, is mainly attributed to an increase in our revenues in both segments, mainly in our Retail segment.

We have historically derived revenues from different geographical areas. The following table sets forth our revenues, by dollar amount (in thousands) and as a percentage of annual revenues in different geographical areas, during the past two years:

Year ended December 31,	Americas		Europe		Africa		APAC
2021	$7,202	49%	$4,335	29%	$1,502	10%	$1,836	12%
2020	$4,574	36%	$4,233	33%	$1,520	12%	$2,415	19%

Our revenues from sales in the Americas increased by $2.6 million, or 57%, in 2021 compared to 2020, mainly due to an increase in Retail sales to the United States market. Our revenues from sales in Europe increased by $102,000, or 2%, in 2021 compared to 2020, mainly due to an increase in Retail sales. Our revenues from sales in Africa remained consistent. Our revenues from sales in APAC decreased by $579,000, or 24%, in 2021 compared to 2020, mainly due to a decrease in Retail sales.

Our revenues derived from territories outside the United States, which are primarily received in currencies other than the U.S. Dollar, have a varying impact upon our total revenues, as a result of fluctuations in such currencies’ exchange rates versus the U.S. Dollar.

Due to the conflict between Russia and Ukraine, and in light of sanctions imposed by certain countries on Russia, our Board guided our management to halt sales to Russian customers. As a result, our revenues will be adversely impacted.

The following table sets forth our revenues, by dollar amount (in thousands) and as a percentage of annual revenues by segments, during the past two years:

Year ended December 31,	Retail		Petroleum
2021	$12,223	82%	$2,652	18%
2020	$10,174	80%	$2,568	20%

Revenues in 2021 from the Retail segment increased by $2.0 million, or 20%, compared to 2020, mainly attributed to an increase in Retail sales in APAC, the United States and Europe. Revenues in 2021 from the Petroleum segment decreased by $84,000, or 3%, compared to 2020, mainly due to a decrease in Petroleum sales in Africa.

Cost of Revenues and Gross Margin

Our cost of revenues, presented by gross profit and gross margin percentage, for each of the past two years has been as follows (dollar amounts in thousands):

	Year ended December 31,
Cost of revenues	2021	2020
Cost of sales	$10,848	$7,641
Gross profit	$4,027	$5,101
Gross margin percentage	27%	40%

Cost of sales. Cost of sales consists primarily of materials, as well as salaries, fees to subcontractors and related costs of our technical staff that assemble our products. The cost of sales in 2021 compared to 2020 increased by $3.2 million, or 42%, that resulted primarily from an increase in sales and an increase in the cost of components due to a global components shortage as a result of the COVID-19 pandemic.

Gross margin. The decrease in gross margin in 2021 compared to 2020, is mainly attributed to an increase of cost of components due to a global shortage of components as part of the impact of the COVID-19 pandemic.

Operating expenses

Our operating expenses for each of the past two years have been as follows (in thousands):

	Year ended December 31,
Operating expenses	2021	2020
Research and development	$3,718	$3,531
Selling and marketing	$2,893	$3,233
General and administrative	$3,383	$3,017

Total operating expenses	$9,994	$9,781

Research and development. Our research and development expenses consist primarily of the salaries and related expenses of our research and development staff, as well as subcontracting expenses and depreciation of long-lived assets. The increase of $187,000, or 5%, in 2021 compared to 2020, is primarily attributed to an increase in expenses relating to employees.

Selling and marketing. Our selling and marketing expenses consist primarily of salaries and substantially all the expenses of our sales and marketing and offices in the United States, South Africa, Europe and Israel, as well as expenses related to advertising, professional expenses and participation in exhibitions and tradeshows and doubtful accounts expenses. The decrease of $340,000, or 11%, in 2021 compared to 2020, is primarily attributed to a decrease in employment expenses and provision for doubtful accounts.

General and administrative. Our general and administrative expenses consist primarily of salaries and related expenses of our executive management and financial and administrative staff. These expenses also include costs of our professional advisors (such as legal and accounting), office expenses and insurance. The increase of $366,000, or 12%, in 2021 compared to 2020, is primarily attributed to an increase in professional expenses.

Financing expenses, net

Our financing expenses, net, for each of the past two years, have been as follows (in thousands):

	Year ended December 31,
	2021	2020
Financial expenses deriving from a convertible short-term loan from shareholders	$3,748	$90
Other financial expenses, net	$387	$280
Financing expenses, net	$4,135	$370

Financing expenses consist primarily of interest payable on loans, bank commissions, foreign exchange losses and financial expenses deriving from a convertible short-term loan received from shareholders. Financing income consists primarily of foreign exchange gains and interest earned on investments in short-term deposits. The increase in financing expenses, net, of $3.7 million in 2021 compared to 2020 is mainly attributed to transaction expenses related to a convertible short-term loan received from shareholders, partially offset by exchange rate differentials.

Income tax benefit, net

Our income tax benefit, net for each of the past two years, have been as follows (in thousands):

	Year ended December 31,
	2021	2020
Income tax benefit, net	$13	$10

The increase in our tax benefit, net, of $3,000, or 30%, in 2021 compared to 2020 is mainly attributed to income tax benefit due to previous years as recognized by our South African subsidiary in 2020.

Net loss from continuing operations

Our net loss from continuing operations for each of the past two years has been as follows (in thousands):

	Year ended December 31,
	2021	2020
Net loss from continuing operations	$10,089	$5,040

The increase of net loss from continuing operations of $5.0 million , or 200%, in 2021 compared to 2020 is mainly due to an increase in non-cash financing expenses relating to the loan provided by shareholders, and to a lesser degree due to a decrease in gross profit that resulted primarily from an increase in components costs which derives from a global components shortage caused due to the impact of the COVID-19 pandemic, partially offset by a decrease in operating expenses.

Net loss from discontinued operations

Our net loss from discontinued operations for each of the past two years has been as follows (in thousands):

	Year ended December 31,
	2021	2020
Net loss from discontinued operations	$(1,570)	$(1,093)

Our net loss from discontinued operations for the reporting periods are presented in the statements of operations as discontinued operations separately from continuing operations. The increase in the net loss from discontinued operations of $477,000, or 44% in 2021, compared to 2020, is mainly due to a re-classification of an amount of $746,000 of exchange differences on translation from other comprehensive loss to net loss from discontinued operations made due to completion of the sale of ASEC, and net expenses relating to the settlement of the litigation with Merwell Inc. and SuperCom Ltd.

Net loss

Our net loss for each of the past two years has been as follows (in thousands):

	Year ended December 31,
	2021	2020
Net loss	$(11,659)	$(6,133)

The increase of $5.5 million, or 90%, in net loss in 2021 compared to 2020, is mainly due to an increase in non-cash financing expenses derived from the loan provided by shareholders, an increase in loss from discontinued operations and to a lesser degree due to a decrease in gross profit that resulted primarily from an increase in components costs derived from a global components shortage as part of the impact of the COVID-19 pandemic, partially offset by a decrease in operating expenses.

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

We have concluded that the divestiture of the SmartID division and the Mass Transit Ticketing activity qualify as discontinued operations and therefore have been presented as such.

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

Contingent consideration. Certain sale arrangements consist of contingent consideration based on the divested business future sales or profits. We record the contingent consideration portion of the arrangement when the consideration is determined to be realizable.

Liquidity and Capital Resources

Since inception, our principal sources of liquidity have been revenues, proceeds from sales of equity securities, borrowings from banks, the Israeli government and shareholders, including convertible loans, proceeds from the exercise of options, and warrants as well as proceeds from the divestiture of parts of our businesses. We had cash, cash equivalents and short-term investments representing bank deposits of $815,000, as of December 31, 2021. As of December 31, 2021, we also have a payable balance on our short-term bank loan, that is due within the next 12 months of approximately $2.1 million and a convertible short-term loan from shareholders (including a controlling shareholder) including accrued interest, of approximately $1.7 million. On January 10, 2022, we filed the Petition with the Court seeking protections from our creditors in accordance with the Israeli Insolvency and Economic Rehabilitation Law-2018, after our Board determined that we are insolvent from a cash flow perspective. However, following the signing of the agreement relating to the Nayax Loan, such Petition was dismissed and all amounts due under the convertible loan from shareholders (including our controlling shareholder) and the bank loan, were paid in full. Subsequent to the balance sheet date, we received the new convertible loan from Nayax in the amount of $5.5 million. In addition, Nayax has provided us with a full guarantee for a $2.0 million short-term loan provided to us by a bank which bears an annual interest rate of SOFR plus 2.45%, which is being rolled over on a monthly basis (i.e., repaid and re-provided on a monthly basis), and additional guarantees to our suppliers and subcontractors to allow us to maintain our ongoing production and sale of our products.

The situation in Poland resulting from the COVID-19 pandemic, led to an almost complete stop to our Mass Transit Ticketing sales business, which negatively impacted our cash flow. On April 21, 2021, we completed the sale of ASEC, including our Mass Transit Ticketing activity.

In the event where the Merger is not completed, under certain circumstances, we will be required to pay Nayax a termination fee of $1.5 million. Furthermore, non-completion of the merger would be considered an “event of default” under the Nayax Loan Agreement, which can result in Nayax’s requirement for an immediate repayment of the Nayax Loan Amount, or an increase of the annual interest on the Nayax Loan Amount from 10% to 16% interest, at Nayax’s sole discretion. We will also be required to repay the bank loan provided with Nayax’s guarantee and would be exposed to a risk of not being able to conduct our business due to the loss of the guarantees provided by Nayax to our suppliers and subcontractors. Based on the projected cash flows and our cash balances as of December 31, 2021, we believe that without: (1) the completion of the Merger and increase of our cash by receiving additional loans from Nayax (at Nayax’s sole discretion) under the terms set under the Nayax Loan Agreement; or (2) other increase in our cash, we will not have sufficient resources to enable us to continue our operations for a period of at least the next 12 months, and may need to commence insolvency proceedings. As a result, there is a substantial doubt regarding our ability to continue as a going concern.

In connection with the outbreak of COVID-19, we have taken steps to protect our workforce in Israel, the United States, Poland, South Africa and elsewhere. Such steps include working from home where possible, minimizing face-to-face meetings, utilizing video conferencing as much as possible, social distancing at facilities and elimination of most international travel. We continue to comply with all local health directives.

The global shortage in components, which caused an increase in components prices, freight cost and longer lead-time, created a delay in fulfilling customers’ orders, which impacted our revenues and product gross margin, mainly in the Retail segment. As a response to this business environment, we encouraged our customers to provide a forecast for their demand. We continue to maintain a comprehensive network of world-wide suppliers in order to optimize our access to critical components. As long as the COVID-19 pandemic continues, and possibly also thereafter, the components’ lead-time may be longer than normal and the shortage in components may continue or get worse.

It is difficult to predict with certainty what other impacts the COVID-19 pandemic may have on us.

As of December 31, 2021, our and certain of our subsidiaries’ manufacturing facilities and certain equipment have been pledged as security in respect of a loan received from a bank. Our short-term deposits in the amount of $105,000 have been pledged as security in respect of guarantees granted. Such deposits cannot be pledged to others or withdrawn without the consent of the bank.

As of December 31, 2021, we granted a guarantee to the lessor of our headquarters in Israel in amount of $112,540 whose expiration date is May 2024.

For the years ended December 31, 2021 and December 31, 2020, we had a negative cash flow from continuing operations of $5.6 million and $1.9 million, respectively.

Operating activities related to continuing operations

For the year ended December 31, 2021, net cash used in continuing operating activities was $5.6 million primarily due to a $10.1 million net loss from operating activities, a $2.3 increase in trade receivables, a $727,000 increase in inventories, a $438,000 increase in other receivables and prepaid expenses, a $61,000 change in accrued interest and linkage differences, net, $13,000 of deferred tax benefits, net, and a $13,000 change in accrued severance pay, net, partially offset by $3.7 million of transaction expenses related to a convertible short-term loan received from shareholders, a $3.0 million increase in trade payables, a $766,000 increase in other current liabilities, $378,000 of depreciation and amortization, and a $100,000 non-cash expense due to stock-based compensation issued to employees and others.

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

Investing and financing activities related to continuing operations

For the year ended December 31, 2021, net cash used in continuing investing activities was $247,000, due to purchases of property and equipment and intangible assets.

For the year ended December 31, 2020, net cash provided by continuing investing activities was $1.8 million, mainly due to a $2.2 million net change in short-term investments, partially offset by $407,000 of purchases of property and equipment and intangible assets.

For the year ended December 31, 2021, net cash provided by continuing financing activities was $3.9 million, mainly due to $3.2 million in proceeds from the issuance of ordinary shares as part of a rights offering, net of issuance costs, a $923,000 convertible short-term loan received from our controlling shareholder, net of transaction costs, and a $18,000 long-term loan received, partially offset by a $174,000 decrease in short-term bank credit, net, and a $7,000 repayment of long-term bank loans.

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

We raised additional funds and increased our cash, cash equivalents and long-term investments in a gross amount of $3.3 million by closing a rights offering, or the Rights Offering, on May, 19, 2021, under which we offered our existing shareholders to purchase additional ordinary shares in consideration for a lower exercise price than the quoted share price in the active market. The Rights Offering was oversubscribed and generated $3.3 million in gross proceeds. The issuance costs derived for the Rights Offering were approximately $128,000. As part of the Rights Offering, we issued an aggregate of 18,965,516 ordinary shares for $0.174 per share.

As contemplated by the Nayax Loan Agreement, the Nayax Loan is subject to 10% interest per year, and the accumulated interest and value added tax, if any, is payable quarterly commencing on April 1, 2022. The Nayax Loan matures on the second anniversary of the closing of the Nayax Loan Agreement and we are not permitted to prepay it. At any time after the earlier of (i) an Event of Default (as defined under the Nayax Loan Agreement) or (ii) the completion of the Merger Agreement, and prior to the repayment of the Nayax Loan, Nayax is entitled, at its sole discretion, to convert the Nayax Loan into our ordinary shares at a price per share equal to $0.043.

On March 1, 2022, we received the U-Bank Loan in the amount of $2 million for which Nayax provided us with a full guarantee, which bears an annual interest rate of a SOFR plus 2.45%, which is being rolled over on a monthly basis (i.e., repaid and re-provided on a monthly basis).

Operating, Investing and financing activities related to discontinued operations

For the year ended December 31, 2021, net cash used in discontinued operating activities was $2.1 million, mainly related to a payment of $2.0 million to Merwell Inc., as part of a settlement agreement.

For the year ended December 31, 2020, net cash used in discontinued operating activities was $2.1 million, mainly related to the Mass Transit Ticketing operation, as well as an amount of $482,000 derived from a payment to Harel, an insurance company, due to a legal proceeding.

For the year ended December 31, 2021, net cash provided by discontinued investing activities was $2.9 million, mainly related to $1.6 million derived from a settlement with SuperCom Ltd., including earn-out consideration, and $2.7 million consideration for the sale of ASEC, partially offset by cash and cash equivalents as held by ASEC at the closing date of its sale.

For the year ended December 31, 2020, net cash used in discontinued investing activities was $948,000, mainly related to the purchase of property and equipment for the Mass Transit Ticketing activity.

For the year ended December 31, 2021, net cash used in discontinued financing activities was $380,000, related to repayment of a short-term bank loan for the Mass Transit Ticketing operations.

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

Interest Rate Risks

We are exposed to market risks resulting from changes in interest rates, primarily in connection with our loan obligations to banks. We do not currently use derivative financial instruments to limit exposure to interest rate risks. As of December 31, 2021, we had a short and long term loan obligations of $2,090,000 and $26,000, respectively, the vast majority of which are subject to variable interest rates. The carrying values of the loans are equivalent to or approximate their fair market value as they bear interest at approximate market rates.

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

The inflation was 2.8% in 2021 in Israel. The annual rate of deflation in Israel was 0.7% in 2020. The NIS revaluated against the U.S. Dollar by approximately 3.0% and 7.0% in 2021 and 2020, respectively.

Government of Israel Support Programs

Until 2005, we participated in programs offered by the IIA that supports research and development activities. From our inception through 2007, we received grants totaling approximately $7.0 million (excluding accrued interest) from the IIA, and as of December 31, 2021, we repaid approximately $6.0 million in respect of refundable projects. Under the terms of these programs, a royalty of 3%-3.5% of the sales of products must be paid to the IIA, beginning with the commencement of sales of products developed with grant funds and ending when the dollar value of the grant (including interest based on annual rate of LIBOR applicable to dollar deposits) is repaid. In 2006, we decided to cease our participation with the IIA.

Royalties payable with respect to grants received under programs approved after January 1, 1999, however, will be subject to interest on the dollar-linked value of the total grants received at an annual rate of LIBOR applicable to dollar deposits. As of December 31, 2021, we have received a total of $3.4 million from the IIA net of royalties paid to it (or accrued for).

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

Report of Independent Registered Public Accounting Firm, dated April 13, 2022.

Consolidated Balance Sheets.

Consolidated Statements of Operations.

Consolidated Statements of Comprehensive Loss.

Consolidated Statements of Changes in Equity.

Consolidated Statements of Cash Flows.

Notes to the Consolidated Financial Statements.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 9A. Controls and Procedures.

Disclosure Controls and Procedures

Our management, including our Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, are responsible for establishing and maintaining our disclosure controls and procedures (within the meaning of Rule 13a-15(e) of the Exchange Act). These controls and procedures are designed to ensure that information required to be disclosed in the reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information was made known to our management, including our CEO and CFO, by others within the Company, as appropriate to allow timely decisions regarding required disclosure. We evaluated these disclosure controls and procedures under the supervision of our CEO and CFO as of December 31, 2021. Based on that evaluation, our management, including our CEO and CFO, concluded that our disclosure controls and procedures are effective as of such date.

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

Based on our evaluation under the framework in Internal Control—Integrated Framework (2013), our management concluded that our internal control over financial reporting was effective as of December 31, 2021.

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2021, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

Not applicable.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Our Directors and executive officers, as of the date hereof, together with their ages and business backgrounds are as follows:

Name	Age	Position(s) Held
William C. Anderson III (1)(3)	51	Chairman of the Board of Directors
Uri Arazy (1)(2)	64	Director
Leonid Berkovitch (1)(2)(3)(4)	55	Director
Amir Eilam	42	Chief Executive Officer
Assaf Cohen	37	Chief Financial Officer

(1)	Independent Director under Nasdaq rules

(2)	Member of Compensation Committee

(3)	Member of Audit Committee
(4)	External director under the Companies Law

Directors

William C. Anderson III has served as a director since 2014, and as Chairman of our Board since December 2021. Mr. Anderson is the founder of AmpThink LLC, a wireless solutions company focused on building large, complex, wireless networks employing different technologies, and has been acting as the President of AmpThink LLC since its incorporation in 2011. Prior to AmpThink, Mr. Anderson was co-founder of Genesta, a wireless systems integrator specializing in the design and deployment of warehouse automation systems, where Mr. Anderson from 2000 to 2011 acted as Chief Technology Officer. Mr. Anderson holds a degree in Economics and Philosophy from Boston College and a Master’s degree in Management Science from The State University of New York.

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

Leonid Berkovitch has served as an External Director since April 2020. Mr. Berkovitch has nearly 30 years of experience in the smart card industry, having worked in leading technology companies in areas including telecom, e-transactions and digital security. From 1996 to 2004, Mr. Berkovitch served as a Senior Vice President Sales EMEA, Marketing & Product lines Director in the Test & Transactions Division of Schlumberger Limited (NYSE: SLB). From 2004 to 2006, Mr. Berkovitch served as a Business Unit Director for Axalto. From 2006 to 2011, Mr. Berkovitch served as a Managing Director Emerging Businesses for Gemalto N.V. Mr. Berkovitch joined Orange Group at the end of 2011 and served as a Vice-President Product Marketing in Viaccess-Orca (an affiliate company of Orange) until 2018. Since 2018, he has been Director IoT, Connected Home at Orange’s Corporate Unit and since the end of 2020, he has been a Senior Director; Connectivity at Orange Business Services. Mr. Berkovitch holds a Master of Science degree in Telecommunication Engineering from the State University of Telecommunications of Saint-Petersburg.

Executive Officers

Amir Eilam was appointed as the Company’s Chief Executive Officer effective November 3, 2021. Since 2012 and until his appointment as Chief Executive Officer, Mr. Eilam served as our VP of research and development. Before that Mr. Eilam started working in the embedded software department as a research and development engineer, then managed the Firmware and Petroleum departments, specializing in operating system design for embedded products since 2005. Mr. Eilam holds a B.Sc. in Electronics Engineering from Ort Braude College of Engineering in Israel.

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

Board Practices

Election of Directors; Appointment of Officers

Our Board currently consists of three directors. Our non-External Directors are appointed, removed or replaced by a majority vote of our shareholders present in person or by proxy at a general meeting of our shareholders according to the Companies Law and our Articles of Association.

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

Board Leadership Structure

Mr. Eilam is our Chief Executive Officer, and Mr. Anderson is Chairman of our Board. As Chief Executive Officer of the Company, Mr. Eilam reports to the Board. None of our independent directors serves as the lead independent director. We believe that this leadership structure is appropriate given the current size and operations of the Company.

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

As of December 31, 2021, following the resignation of three directors, our Audit and Compensation committees do not meet the requirements of the Companies Law.

External Directors

Under the Companies Law, companies incorporated under the laws of the State of Israel whose shares were offered to and are traded by the public, such as us, must appoint at least two External Directors, unless they qualify and choose to adopt the exemption specified in Regulation 5D of the Israeli Companies Regulations (Relief for Public Companies with Shares Listed for Trading on a Stock Market Outside of Israel), 5760-2000, or the Exemption Regulations. We no longer qualify for the Exemption Regulations. As of December 31, 2021, and following the resignation of Mr. Zvi Atlas, who was elected to serve as an External Director on December 2, 2021, we only have one External Director serving, Mr. Leonid Berkovitch and therefore, we do not currently comply with the requirements of the Company’s Law. In light of the contemplated Merger and taking into account our current financial state and the lack of interest of potential candidates, we do not plan to appoint or elect additional directors. Based on the information provided to us, Mr. Berkovitch qualifies as an External Director under the Companies Law.

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

Our External Director is required to possess professional qualifications as set out in regulations promulgated under the Companies Law. In addition, our Board is required to determine how many of our non-External Directors should be required to have financial and accounting expertise. In determining such number, the Board must consider, among other things, the type and size of the company and the scope and complexity of its operations.

Under the Companies Law, each of our External Directors must also serve on our Audit Committee and Compensation Committee, unless we qualify and choose to adopt the exemption specified in Regulation 5D of the Exemption Regulations. Due to the resignation of three of our directors, and due to having only one acting External Director, our Audit and Compensation Committees do not meet the requirements of the Companies Law.

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

Mr. Berkovitch has no relationship with us besides serving on our Board.

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

Board Committees

As of December 31, 2021, following the resignation of three directors. our Audit and a Compensation committee do not meet the requirements of the Companies Law.

Audit Committee

Due to the resignation of three members of the Board during December of 2021, including the resignation of an External Director on December 26, 2021, the resignation of the Board’s chairperson on December 28, 2021 and the resignation of an additional director on December 30, 2021, our Board’s composition does not meet the Companies Law’s requirements for a public company’s composition of the board of directors. Section 114 of the Companies Law mandates that a public company is required to appoint an audit committee, while Section 115 of the Companies Law provides that the audit committee should be comprised of a minimum of three members, including all acting external directors of the board and at least a majority of independent directors. Section 115 also mandates that the chairman of the board will not be a member of the Audit Committee. Following the resignation of three members of the Board, we only have three members remaining on the Board, one of which was appointed chairman in accordance with the requirements of Section 94(a) of the Companies Law. Due to the fact that a chairman may not serve as a member of the audit or compensation committees, and that such committees must include two members who are external directors, while we have one external director only, the board cannot meet the Companies Law’s requirements with respect to the structure of such committees.

In addition, Section 239(b) of the Companies Law determines that an external directors of a public company shall be appointed at a general meeting of shareholders. Due to this requirement of Section 239(b), we are currently unable to appoint an alternate external director in order to bring ourselves to be in compliance with the requirements of the Companies Law. An additional factor which prevents us from being able to comply with requirements of the Companies Law is the fact that due to our financial state, the acting directors receive minimal compensation while they deal with a greater exposure to complaints relating to their fiduciary duties, which are duties of directors set under the Companies Law and the Israeli case law.

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

Prior to the resignation of three members of our Board, our Audit Committee held five meetings during the fiscal year ended December 31, 2021 (and four written resolutions in lieu of a meeting).

OTI is not required under SEC rules to have its financial statements reviewed or approved by a separate Audit Committee. OTI’s financial statements for fiscal year 2021 were reviewed and approved by the Board, as required under applicable Israeli law.

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

Compensation Committee

As described above, due to the resignation of three of our directors, and due to the requirements of Section 118A of the Companies Law, which mandates a requirement for public companies to appoint a compensation committee, while applying the same requirements that apply to the composition of the Audit Committee, as further detailed above, we currently do not have a Compensation Committee that meets the requirements of the Companies Law.

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

We may from time to time engage the services of external compensation consultants on a case by case basis, though we did not engage any such compensation consultant for the fiscal year ended December 31, 2021.

Our Compensation Committee held seven meetings during the fiscal year ended December 31, 2021 (and adopted certain resolutions by way of one unanimous written consent).

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

Delinquent Section 16(a) Reports

Based solely upon a review of Forms 3 and 4, and amendments thereto, submitted to the SEC during the fiscal year ended December 31, 2021, we believe that during said year, our executive officers, directors and all persons who own more than ten percent of a registered class of our equity securities complied with all Section 16(a) filing requirements, except the following:

Form 4 filed by Sandra Hardardottir on May 28, 2021, which was due May 19, 2021.

Form 4 filed by Jerry Ivy on May 28, 2021, which was due May 19, 2021.

Form 4 filed by William Anderson on May 28, 2021, which was due May 19, 2021.

Form 4 filed by Jerry Ivy on March 10, 2021, which was due March 4, 2021.

Item 11. Executive Compensation.

Summary Compensation Table

The following table sets forth the compensation earned during the years ended December 31, 2021 and 2020 by (i) our Chief Executive Officer; (ii) our Chief Financial Officer; (iii) our Former Executive Officer; (iv) our VP of Hardware Engineering and (v) our VP Operations. We refer to the persons listed in (i) and (ii) collectively as the Named Executive Officers, which includes additional officers not required under SEC rules, in accordance with the requirements of Israeli law.

		Salary	Bonus	Stock-based Awards	Non-equity Incentive Plan Compensation	All other Compensation	Total
Name and Principal Position	Year	($) (1)	($)	($) (2)	($)	($) (3)	($)
Amir Eilam	2021	159,847	-	33,150	-	50,921	243,918
Chief Executive Officer (4)	2020	154,042	-	1,022	-	46,306	201,370
Assaf Cohen	2021	175,462	-	52,000	-	51,204	278,666
Chief Financial Officer (5)	2020	173,155	-	-	-	43,639	216,794
Yehuda Holtzman	2021	276,822	-	19,500	-	82,730	379,052
Former Chief Executive Officer (6)	2020	273,844	-	67,612	-	79,811	421,268
Nehemia Itay	2021	172,756	-	10,406	-	45,916	229,078
VP & CSc of Hardware Engineering (7)	2020	169,683	-	1,022	-	42,988	213,693
Sagi Nataf	2021	123,319	-	19,500	-	43,686	186,505
VP Operations (8)	2020	112,348	-	1,022	-	38,316	151,687
Nir Gazit	2021	117,199	-	16,770	-	41,339	175,309
VP of Product (9)	2020	112,495	-	511	-	39,832	152,838

(1)	Salary payments which were made in NIS were translated into U.S. Dollars according to the annual average exchange rate of NIS 3.23 per U.S. Dollar in 2021 and NIS 3.44 per U.S. Dollar in 2020.
(2)	The fair value recognized for the 2021 option awards was determined as of the grant date in accordance with FASB ASC Topic 718 (see Note 12C to our consolidated financial statements included in this Annual Report). The fair value recognized for the 2021 option awards was determined as of the grant date in accordance with FASB ASC Topic 718, based on the following assumptions: expected dividend yield of 0%, expected volatility of 97% to 130%, risk-free interest rate of 0.17% to 1.53% and expected life of 2.49 to 2.50 years. The fair value recognized for the 2021 restricted shares was determined as of the grant date.
(3)	This cost reflects social benefits (as required under applicable Israeli law) and car expenses.

(4)	The 2021 “All Other Compensation” of Mr. Eilam, as shown in the table above, is comprised of $18,699 of car expenses and $32,222 of social benefits. The 2020 “All Other Compensation” of Mr. Eilam, as shown in the table above, is comprised of $14,902 of car expenses and $31,404 of social benefits.
(5)	The 2021 “All Other Compensation” of Mr. Cohen, as shown in the table above, is comprised of $17,584 of car expenses and $33,620 of social benefits. The 2020 “All Other Compensation” of Mr. Cohen, as shown in the table above, is comprised of $14,931 of car expenses and $28,708 of social benefits.

(6)	The 2021 “All Other Compensation” of Mr. Holtzman, as shown in the table above, is comprised of $25,726 of car expenses and $57,004 of social benefits. The 2020 “All Other Compensation” of Mr. Holtzman, as shown in the table above, is comprised of $22,920 of car expenses and $56,891 of social benefits.
(7)	The 2021 “All Other Compensation” of Mr. Itay, as shown in the table above, is comprised of $17,832 of car expenses and $28,084 of social benefits. The 2020 “All Other Compensation” of Mr. Itay, as shown in the table above, is comprised of $15,745 of car expenses and $27,243 of social benefits.
(8)	The 2021 “All Other Compensation” of Mr. Nataf, as shown in the table above, is comprised of $17,894 of car expenses and $25,792 of social benefits. The 2020 “All Other Compensation” of Mr. Nataf, as shown in the table above, is comprised of $13,828 of car expenses and $24,488 of social benefits.
(9)	The 2021 “All Other Compensation” of Mr. Gazit, as shown in the table above, is comprised of $15,603 of car expenses and $25,736 of social benefits. The 2020 “All Other Compensation” of Mr. Gazit, as shown in the table above, is comprised of $14,641 of car expenses and $25,191 of social benefits.

All of the incumbent Named Executive Officers mentioned in the table above and our directors are entitled to acceleration of the vesting of any unvested share options and restricted shares in the event of a change of control of the Company, including in connection with the Merger.

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

We have the following written agreements and other arrangements concerning compensation with our current executive officers:

Agreement with Amir Eilam. We have an employment agreement with Mr. Eilam, which provides that Mr. Eilam will serve as Chief Executive Officer of the Company and our subsidiaries, in consideration of a monthly gross salary (effective November 3, 2021 and as described below NIS 55,000) and other standard benefits. Mr. Eilam also receives grants of restricted shares on an annual basis to promote retention and as an incentive, subject to vesting requirements. The issuance of such restricted shares is subject to the discretion and approval of both the Company’s Compensation Committee and the Board. According to the employment agreement, Mr. Eilam is eligible to receive an annual bonus in an amount up to 7 months’ gross base salary. The employment agreement is for an unlimited duration, provided that each party may terminate it without cause upon serving the other party a written notice of three months, prior to termination.

Agreement with Assaf Cohen. We have an employment agreement with Mr. Cohen, which provides that Mr. Cohen will serve as Chief Financial Officer of the Company and our subsidiaries, in consideration of a monthly gross salary (effective August 1, 2019 and as described below NIS 45,000; between January 1, 2019 and July 31, 2019 NIS 35,000; between March 1, 2018 and December 31, 2018 NIS 30,000) and other standard benefits. Mr. Cohen also receives grants of options on an annual basis to promote retention and as an incentive, subject to vesting requirements. The issuance of such options is subject to the discretion and approval of both the Company’s Compensation Committee and the Board. According to the employment agreement, Mr. Cohen is eligible to receive an annual bonus in an amount up to 4 months’ gross base salary. The employment agreement is for an unlimited duration, provided that each party may terminate it without cause upon serving the other party a written notice of six months (formerly was three months), prior to termination. Effective August 1, 2019, as approved by our Board and Compensation Committee, and pursuant to the amendment to Mr. Cohen’s employment agreement dated September 30, 2019, Mr. Cohen’s monthly gross salary is NIS 45,000 and the abovementioned written notice for termination is six months. In addition, pursuant to the amendment to Mr. Cohen’s employment agreement, as also approved by the Company’s shareholders, Mr. Cohen received a lump sum bonus, in the amount of NIS 100,000, for his services as the Interim Chief Executive Officer of the Company. On March 17, 2020, our Board and Compensation Committee approved an increase in Mr. Cohen’s 2020 maximum annual bonus from 4 months’ to 6 months’ gross base salary. On November 22, 2020, as part of the cost reduction steps taken by our management, our Board of Directors and Compensation Committee approved that effective November 1, 2020, Mr. Cohen’s monthly gross salary is decreased for a period of one year from NIS 45,000 to NIS 34,650. Following the approval of our Board of Directors and Compensation Committee, as of June 1, 2021, the reduction was cancelled and Mr. Cohen’s monthly gross salary was reinstated to NIS 45,000.

Outstanding Equity Awards at Fiscal Year-End

The following table shows options to purchase our Ordinary Shares outstanding on December 31, 2021, held by each of our Named Executive Officers.

	Number of Securities Underlying Unexercised
		Equity Awards
Name	Security Type	Number of securities underlying unexercised (#) exercisable	Number of securities underlying unexercised (#) unexercisable	Purchase exercise price($)	Expiration date
Amir Eilam (1)	RSA	3,334	506,666	$0.03	-
Assaf Cohen (2)	RSA	-	400,000	$0.03	-
Yehuda Hotltzman (3)	RSA	-	-	-	-
Nehemia Itay (4)	Options	3,333	6,667	$0.22	01/06/2026
	Options	6,667	3,333	$0.28	03/07/2028
	RSA	3,334	66,666	$0.03	-
Sagi Nataf (5)	RSA	3,334	146,666	$0.03	-
Nir Gazit (6)	RSA	1,668	127,332	$0.03	-

(1)	On December 2, 2021, 255,000 restricted shares were granted to Mr. Eilam under the 2021 Equity Incentive Plan, or the 2021 Plan, and on March 7 2022, 255,000 restricted shares were granted to Mr. Eilam under the 2021 Plan. The restricted shares vest as follow: (i) 3,334 shares vested on 12/02/2021; (ii) 31,666 shares will vest in two equal instalments on each of 12/02/2022 and 12/02/2023; and (iii) 475,000 shares will vest in three equal instalments on each of 12/02/2022, 12/02/2023 and 12/02/2024.
(2)	On December 2, 2021, 400,000 restricted shares were granted to Mr. Cohen under the 2021 Plan. The restricted shares vest as follow: (i) 50,000 shares will vest in two equal instalment on each 12/02/2022 and 12/2023; (ii) 350,000 shares will vest in three equal instalments on each of 12/02/2022, 12/02/2023 and 12/02/2024.
(3)	Mr. Holtzman waived his right to receive 150,000 restricted shares.
(4)

On March 17, 2020, 10,000 options were granted to Mr. Itay under the OTI 2001 Stock Option Plan, or the 2001 Plan. The options vest in three equal annual installments, commencing March 17, 2021. On December 2, 2021, 70,000 restricted shares were granted to Mr. Itay under the 2021 Plan. The restricted shares vest as follow: (i) 3,334 shares vested on 12/02/2021; (ii) 16,666 shares will vest in two equal instalments on each of 12/02/2022 and 12/02/2023; and (iii) 50,000 shares will vest in three equal instalments on each of 12/02/2022, 12/02/2023 and 12/02/2024.

(5)	On December 2, 2021, 150,000 restricted shares were granted to Mr. Nataf under the 2021 Plan. The restricted shares vest as follow: (i) 3,334 shares vested on 12/02/2021; (ii) 31,666 shares will vest in two equal instalments on each of 12/02/2022 and 12/02/2023; and (iii) 115,000 shares will vest in three equal instalments on each of 12/02/2022, 12/02/2023 and 12/02/2024.
(6)	On December 2, 2021, 129,000 restricted shares were granted to Mr. Gazit under the 2021 Plan. The restricted shares vest as follow: (i) 1,668 shares vested on 12/02/2021; (ii) 23,332 shares will vest in two equal instalments on each of 12/02/2022 and 12/02/2023; and (iii) 104,000 shares will vest in three equal instalments on each of 12/02/2022, 12/02/2023 and 12/02/2024.

Director Compensation for 2021

The following table provides information regarding compensation earned by, awarded or paid to each person for serving as a director who was not a Named Executive Officer during the fiscal year ended December 31, 2021:

Name	Fees Earned or Paid in Cash ($) (1)	Option Awards ($)	Total ($)
William C. Anderson III (3)	23,750	4,141	27,891
Leonid Berkovitch	35,318	-	35,318
Uri Arazy (3)	35,270	7,039	42,309
Sandra B. Hardardottir (2)	21,187	-	21,187
Donna Marks (2)	26,898	-	26,898
Michael Shanahan (2)	22,576	-	22,576
Zvi Atlas (2)	3,303	-	3,303

(1)	This column represents the sums that our non-executive directors received or entitled to receive according to the Israeli regulations as an annual fee as well as for attending Board and Board committee meetings.
(2)	Former director.
(3)	The fair value of each option granted to directors during 2021 was estimated on the date of grant, using the Black-Scholes model and the following assumptions:
●	Expected dividend yield: 0%.
●	Expected volatility: 103%-130%.
●	Risk-free interest rate: 0.17%-0.30%.
●	Expected life: Years 2.50.
●	Dividend yield of zero percent.
●	Expected average volatility represents a weighted average standard deviation rate for the price of the Company’s ordinary shares on the OTCQX market.
●	Risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant.
●	Estimated expected lives are based on historical grants data

As of December 31, 2021, our directors held options to purchase our ordinary shares as follows:

Name	Aggregate number of shares Underlying stock options
William C. Anderson III	60,000
Leonid Berkovitch	30,000
Uri Arazy	30,000

From January 1, 2021, until December 31, 2021, we reimbursed our directors for expenses incurred in connection with attending Board meetings and committee meetings and provided the following compensation for directors: annual compensation of NIS 49,110 (approximately $15,204); meeting participation fees of NIS 3,283 (approximately $1,016) per in-person meeting; meeting participation by telephone of NIS 1,971 (approximately $610) per meeting; and NIS 1,642 (approximately $508) per written resolution.

On November 22, 2020, as part of our management's efforts to reduce costs, four of our board members, Ms. Sandra Bjork Hardardottir, Mr. Leonid Berkovitch, Ms. Donna Seidenberg Marks and Michael Shanahan, volunteered to reduce their compensation by 25%, such that the cash compensation paid to each of these directors effective November 22, 2020, was as follows: Annual compensation of NIS 36,833 (approximately $11,500), meeting participation fees of NIS 2,462 (approximately $770) per in-person meeting, meeting participation by telephone fees of NIS 1,478 (approximately $460) per meeting and NIS 1,232 (approximately $380) per written resolution. In addition, on November 22, 2020, our fifth director, William C. Anderson, volunteered to waive part of the compensation from the Company effective November 22, 2020.

Our executive directors do not receive additional separate compensation for their service on the Board or any committee of the Board. During 2021, our non-executive directors were reimbursed for their expenses for each board meeting, and committee meeting attended and in addition received the foregoing compensation with respect to attendance at such meetings. The aggregate amount paid by us to our non-executive directors for their service during 2021 was $96,547.

Under the Companies Law, an External Director is entitled to compensation as provided in regulations adopted under the Companies Law and is otherwise prohibited from receiving any other compensation, directly or indirectly, in connection with services provided as an External Director.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholders Matters.

The following table sets forth certain information, to the best knowledge and belief of the Company, as of March 17, 2022 (unless provided herein otherwise), with respect to holdings of our Ordinary Shares by (1) each person known by us to be the beneficial owner of more than 5% of the total number of shares of our Ordinary Shares outstanding as of such date; (2) each of our current directors; (3) each of our Named Executive Officers; and (4) all of our current directors and executive officers as a group.

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

The information in the table below is based on 75,775,393 Ordinary Shares outstanding as of April 4, 2022 and reflects number of shares owned. Unless otherwise indicated, the address of each of the individuals named below is: c/o On Track Innovations Inc., Hatnufa 5, Yokneam Industrial Zone, Yokneam, Israel, 2069200.

Name of beneficial owner	Position	Number of Ordinary Shares Beneficially Owned	% of Class of Ordinary Shares
William C. Anderson III(1)	Director	3,680,496	4.9%
Leonid Berkovitch(2)	Director	20,000	*
Uri Arazy(3)	Director	10,000	*
Amir Eilam(4)	Chief Executive Officer	510,000	*
Assaf Cohen(5)	Chief Financial Officer	400,000	*
Yehuda Holtzman(6)	Former Chief Executive Officer	-	*
Nehemia Itay(7)	VP Hardware Engineering	80,000	*
Sagi Nataf(8)	VP Operations	150,000	*
Nir Gazit(9)	VP of Product	129,000	*
All current directors and executive officers (as a group persons)		4,620,496	6.1%
5% Shareholders
Jerry L. Ivy, Jr.(10)	Shareholder	26,157,984	35.9%

(*)	Less than 1%
(1)	Includes 3,650,496 Ordinary Shares held by Mr. Anderson, and includes options held by Mr. Anderson to purchase 30,000 ordinary shares currently exercisable or exercisable within 60 days of April 4, 2022.
(2)	Consists of options held by Mr. Berkovitch to purchase 20,000 ordinary shares currently exercisable or exercisable within 60 days of April 4, 2022.
(3)	Consists of options held by Mr. Arazy to purchase 10,000 ordinary shares currently exercisable or exercisable within 60 days of April 4, 2022.
(4)	Consists of 510,000 restricted shares held by Mr. Eilam.
(5)	Consists of 400,000 restricted shares held by Mr. Cohen.
(6)	Mr. Holtzman forfeited his restricted shares.
(7)	Consists of 70,000 restricted shares held by Mr. Itay, and options held by Mr. Itay to purchase 10,000 ordinary shares currently exercisable or exercisable within 60 days of this table.
(8)	Consists of 150,000 restricted shares held by Mr. Nataf.
(9)	Consists of 129,000 restricted shares held by Mr. Gazit.
(10)	Information is based solely on Schedule 13D/A filed by Mr. Jerry L. Ivy, Jr. with the SEC on March 18, 2022, and consists of 24,468,205 Ordinary Shares held by Mr. Ivy and 1,689,779 Ordinary Shares held by Sandra Bjork Hardardottir. Mr. Ivy’s address is 1003 Lake St. #301, Kirkland, WA 98033.

All of the Named Executive Officers mentioned in the table above and our directors are entitled to acceleration of the vesting of any unvested share options and restricted shares in the event of a change of control of the Company, including in connection with the Merger.

The following table summarizes certain information regarding our equity compensation plan as of December 31, 2021:

Plan Category	Number of securities to be issued upon exercise of outstanding equity	Weighted-average exercise price of outstanding equity	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plan approved by security holders (1)	4,428,833	$0.20	6,798,046
Equity compensation plan not approved by security holders	-	-	-
Total	4,428,833	$$0.20	6,798,046

(1)	Calculated based on 1,443,333 options with an average exercise price of $0.54 and 2,985,500 restricted shares with an average exercise price of $0.03. Total securities remaining available for future issuance are calculated based on 3,783,546 options and 3,014,500 restricted shares.

2001 Stock Option Plan

We established our 2001 Plan in February 2001 (as amended and restated on December November 30, 2011), and have amended it several times up to the latest amendment on November 21, 2017. The 2001 Plan provides for the grant of options to our employees, directors, and consultants, and those of our subsidiaries and affiliates until December 31, 2021.

Under the 2001 Plan, as of April 4, 2022, options for 12,017,454 Ordinary Shares had been exercised, and options for 611,002 Ordinary Shares are outstanding, including vested options with respect to 288,682 Ordinary Shares. Of the options that are outstanding, as of April 4, 2022, 80,000 options are held by our directors and officers and have a weighted average exercise price of $0.28 per share.

2021 Incentive Equity Plan

We established our 2021 Plan in July 2021. The 2021 Plan provides for the grant of equity to our employees, directors, and consultants, and those of our subsidiaries and affiliates.

Under the 2021 Plan, as of April 4, 2022, 2,925,834 restricted shares were granted, of which 39,682 vested and are no longer subject to restrictions. Of the restricted shares granted, as of April 4, 2022, 1,259,000 restricted shares are held by our directors and officers.

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

Other than described above, and except for the Loan Agreement, the Share Purchase Agreement, and the former Chairman of the Board, Ms. Hardardottir, and the former Director, Mr. Shanahan, who were designated by Ivy pursuant to the Share Purchase Agreement, none of our directors, executive officers or shareholders holding more than 5% of our outstanding Ordinary Shares, or members of any such person’s immediate family, has any relationship with the Company besides serving as directors or executive officers.

Item 14. Principal Accounting Fees and Services.

Independent Registered Public Accounting Firm

The Company has engaged Kesselman and Kesselman, Certified Public Accountants (Isr.), a member firm of PricewaterhouseCoopers International Limited, or PwC Israel, as its principal independent registered public accounting firm for the fiscal year ended December 31, 2021.

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

Principal Accountant Fees and Services

The following fees were billed by PWC Israel and affiliate firms for professional services rendered thereby for the year ended December 31, 2021, and 2020 (in thousands):

	2021	2020
Audit Fees (1)	$155	$180
Audit-Related Fees	$-	-
Tax Fees	$-	$-
All Other Fees (2)	$25	3
Total	$180	$183

(1)	The audit fees for the years ended December 31, 2021 and 2020, are the aggregate fees billed or billable (for the year) for the professional services rendered for the audits of our 2021 and 2020 annual consolidated financial statements, review of consolidated quarterly financial statements of 2021 and 2020, and services that are normally provided in connection with statutory audits of us and our subsidiaries, consents and assistance with review of documents filed with the SEC.

(2)	All other fees are fees billed for accounting standard procedure.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

2.1	Agreement and Plan of Merger dated March 17, 2022, by and among Nayax Ltd., OTI Merger Sub Ltd. and the Company (incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on March 17, 2022).

3.1	Amended and Restated Articles of Association (incorporated by reference to the Company’s proxy statement on Schedule 14A filed with the SEC on October 28, 2021).

3.2*	Memorandum of Association, as amended and restated after the December 2, 2021 amendment.

4.1*	Description of Securities of the Company Registered under Section 12 of the Exchange Act.

10.1	Amended and Restated On Track Innovations Ltd. 2001 Share Option Plan (incorporated by reference to the Company’s proxy statement on Schedule 14A filed with the SEC on October 16, 2017). +

10.2	2021 Equity Incentive Plan (incorporated by reference to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on August 16, 2021). +

10.3	Form of Indemnification Agreement between the Company and its directors and officers (incorporated by reference to the Company’s proxy statement on Schedule 14A filed with the SEC on March 10, 2020. +

10.4	Personal Employment Agreement, dated November 5, 2019, by and between the Company and Yehuda Holtzman (incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on November 6, 2019). +

10.5*	Personal Employment Agreement, dated February 2, 2022, by and between the Company and Amir Eilam. +

10.6	Personal and Special Employment Agreement dated February 27, 2018, by and between the Company and Assaf Cohen (incorporated by reference to the Company’s Annual Report on Form 10-K, filed with the SEC on March 29, 2018). +

10.7	Amendment to Personal Employment Agreement, dated September 30, 2019, by and between the Company and Assaf Cohen (incorporated by reference to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on November 13, 2019). +

10.8	Amended and Restated Executive Officers Compensation Policy (incorporated by reference to the Company’s proxy statement on Schedule 14A filed with the SEC on October 28, 2021). +

10.9	Share Purchase Agreement dated December 23, 2019 by and among the Company, Jerry L. Ivy, Jr. Descendants’ Trust and certain other investors (incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on December 26, 2019).

10.10	Binding Term Sheet dated January 19, 2022, by and between Nayax Ltd. and the Company (incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on January 19, 2022).

10.11	Senior Secured Convertible Loan Financing Agreement dated January 27, 2022, by and between Nayax Ltd. and the Company (incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on January 31, 2022).

10.12	Debenture dated January 27, 2022, by and between Nayax Ltd. and the Company (incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on January 31, 2022).

10.13*	An English Summary of the Material Provisions of a Hebrew Document Titled “A Request for a Loan in a Foreign Currency” Dated February 28, 2022.

21.1*	List of Subsidiaries of the Company.

23.1*	Consent of Independent Registered Public Accounting Firm.

31.1*	Certification pursuant to Rule 13a-14(a)/15d-14(a) of Amir Eilam.

31.2*	Certification pursuant to Rule 13a-14(a)/15d-14(a) of Assaf Cohen.

32.1**	Certification pursuant to 18 U.S.C. Section 1350 of Amir Eilam.

32.2**	Certification pursuant to 18 U.S.C. Section 1350 of Assaf Cohen.

101*	The following materials from our Annual Report on Form 10-K for the year ended December 31, 2021 formatted in inline XBRL (inline eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Loss, (iv) the Consolidated Statements of Changes in Equity, (v) the Consolidated Statements of Cash Flows, and (vi) the Notes to the Consolidated Financial Statements, tagged as blocks of text and in detail.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.

**	Furnished herewith.

+	Management contract or compensation plan.

Item 16. Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

On Track Innovations Ltd.

Dated: April 13, 2022	By:	/s/ Amir Eilam

Amir Eilam
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Amir Eilam	Chief Executive Officer	April 13, 2022
Amir Eilam	(principal executive officer)

/s/ Assaf Cohen	Chief Financial Officer	April 13, 2022
Assaf Cohen	(principal financial officer and principal accounting officer)

/s/ William C. Anderson	Chairman of the Board of Directors	April 13, 2022
William C. Anderson

/s/ Uri Arazy	Director	April 13, 2022
Uri Arazy

/s/ Leonid Berkovitch	Director	April 13, 2022
Leonid Berkovitch

On Track Innovations Ltd.

and its Subsidiaries

Consolidated Financial Statements

as of December 31, 2021

On Track Innovations Ltd.

and its Subsidiaries

Consolidated Financial Statements as of December 31, 2021

Report of Independent Registered Public Accounting Firm

To the shareholders and the board of directors of

On Track Innovations Ltd.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of On Track Innovations Ltd. and its subsidiaries (the “Company”) as of December 31, 2021 and 2020, and the related consolidated statements of operations, comprehensive loss, changes in equity and cash flows for each of the years then ended, including the related notes (collectively referred to as the consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Kesselman & Kesselman
Certified Public Accountants (Isr.)
A member firm of PricewaterhouseCoopers International Limited
Haifa, Israel
April 13, 2022

We have served as the Company's auditor since 2019.

On Track Innovations Ltd.

and its Subsidiaries

Consolidated Balance Sheets

US dollars in thousands

	December 31
	2021	2020
Assets

Current assets
Cash and cash equivalents	$815	$1,377
Short-term investments	-	105
Trade receivables (net of allowance for doubtful accounts of $614 and $620 as of December 31, 2021 and December 31, 2020, respectively)	3,274	1,148
Other receivables and prepaid expenses	1,159	695
Inventories	3,200	2,479
Assets from discontinued operations - held for sale	-	6,358

Total current assets	8,448	12,162

Non-current assets

Restricted bank deposit	105	-

Long term restricted deposit for employee benefits	529	511

Severance pay deposits	485	411

Property, plant and equipment, net	673	752

Intangible assets, net	162	247

Right-of-use assets due to operating leases	2,134	2,903

Total non-current assets	4,088	4,824

Total Assets	$12,536	$16,986

The accompanying notes are an integral part of these consolidated financial statements.

On Track Innovations Ltd.

and its Subsidiaries

Consolidated Balance Sheets

US dollars in thousands except share data

	December 31
	2021	2020
Liabilities and Equity

Current Liabilities
Short-term bank credit and current maturities of long-term bank loans	$2,095	$542
Convertible short-term loan from shareholders, including a controlling shareholder	1,745	625
Trade payables	4,657	1,667
Other current liabilities	2,832	2,283
Liabilities from discontinued operations - held for sale	-	5,829
Total current liabilities	11,329	10,946

Long-Term Liabilities
Long-term loans, net of current maturities	21	14
Long-term liabilities due to operating leases, net of current maturities	1,650	2,343
Accrued severance pay	1,038	977
Total long-term liabilities	2,709	3,334

Total Liabilities	14,038	14,280

Commitments and Contingencies (Note 10)

Equity
Shareholders' (Deficit) Equity
Ordinary shares of NIS 0.1 par value: Authorized – 120,000,000 and 100,000,000 shares as of December 31, 2021 and 2020, respectively; issued: 76,954,092 and 55,003,076 shares as of December 31, 2021 and 2020, respectively; outstanding: 72,789,893 and 53,824,377 shares as of December 31, 2021 and 2020, respectively	2,008	1,423
Additional paid-in capital	233,462	227,209
Treasury shares at cost - 1,178,699 shares as of December 31, 2021 and 2020	(2,000)	(2,000)
Accumulated other comprehensive loss	(348)	(961)
Accumulated deficit	(234,624)	(222,965)

Total Shareholders’ (Deficit) Equity	(1,502)	2,706

Total Liabilities and Equity	$12,536	$16,986

The accompanying notes are an integral part of these consolidated financial statements.

On Track Innovations Ltd.

and its Subsidiaries

Consolidated Statements of Operations

US dollars in thousands except share and per share data

	Year ended December 31
	2021	2020
Revenues
Sales	$13,278	$11,392
Software as a Service (“SaaS”)	1,597	1,350

Total revenues	14,875	12,742

Cost of revenues
Cost of sales	10,848	7,641
Total cost of revenues	10,848	7,641

Gross profit	4,027	5,101
Operating expenses
Research and development	3,718	3,531
Selling and marketing	2,893	3,233
General and administrative	3,383	3,017

Total operating expenses	9,994	9,781

Operating loss from continuing operations	(5,967)	(4,680)

Financial expenses derived from convertible short-term loan from shareholders, including a controlling shareholder	(3,748)	(90)
Other financial expenses, net	(387)	(280)
Financial expenses, net	(4,135)	(370)

Loss from continuing operations before taxes on income	(10,102)	(5,050)

Income tax benefit, net	13	10

Net loss from continuing operations	(10,089)	(5,040)
Net loss from discontinued operations	(1,570)	(1,093)

Net loss	$(11,659)	$(6,133)
Basic and diluted net loss attributable to shareholders per ordinary share
From continuing operations	$(0.15)	$(0.09)
From discontinued operations	$(0.03)	$(0.02)
	$(0.18)	$(0.11)
Weighted average number of ordinary shares used in computing basic and diluted net loss per ordinary share	65,567,409	(*) 55,665,816

(*)	Basic and diluted net losses attributable to shareholders per ordinary share for previous reporting periods were retroactively adjusted due to the completion of rights offering, see Note 2N.

The accompanying notes are an integral part of these consolidated financial statements.

On Track Innovations Ltd.

and its Subsidiaries

Consolidated Statements of Comprehensive Loss

US dollars in thousands

	Year ended December 31
	2021	2020

Total comprehensive loss:
Net loss	$(11,659)	$(6,133)
Exchange differences on translation released following sale of a subsidiary	746	-
Exchange differences on translation of foreign continuing operations	(81)	(1)
Exchange differences on translation of foreign discontinued operations	(52)	14

Total comprehensive loss	$(11,046)	$(6,120)

The accompanying notes are an integral part of these consolidated financial statements.

On Track Innovations Ltd.

and its Subsidiaries

Consolidated Statements of Changes in Equity

US dollars in thousands, except share data

					Accumulated
	Number of		Additional		other
	Shares	Share	paid-in	Treasury	comprehensive	Accumulated	Total
	issued	capital	capital	Shares	loss	deficit	equity
Balance as of January 1, 2020	47,963,076	$1,226	$225,970	$(2,000)	$(974)	$(216,832)	$7,390

Changes during the year ended
December 31, 2020:
Issuance of shares, net of issuance costs of $39 (*)	7,040,000	197	1,172	-	-	-	1,369
Stock-based compensation (*)	-	-	67	-	-	-	67
Exchange differences on translation of foreign operations	-	-	-	-	13	-	13
Net loss	-	-	-	-	-	(6,133)	(6,133)
Balance as of December 31, 2020	55,003,076	$1,423	$227,209	$(2,000)	$(961)	$(222,965)	$2,706

Changes during the year ended
December 31, 2021:
Issuance of shares, net of issuance costs of $128 (*)	18,965,516	585	2,587	-	-	-	3,172
Stock-based compensation (*)	2,985,500	-	100	-	-	-	100
Exchange differences on translation of foreign operations	-	-	-	-	(**)613	-	613
Classification of embedded derivative from liability to equity (***)	-	-	3,566	-	-	-	3,566
Net loss	-	-	-	-	-	(11,659)	(11,659)
Balance as of December 31, 2021	76,954,092	$2,008	$233,462	$(2,000)	$(348)	$(234,624)	$(1,502)

(*)	See Note 12 regarding Restricted Shares Awards.
(**)	Including exchange differences on translation released following sale of a subsidiary in amount of $746.
(***)	See Note 9.

The accompanying notes are an integral part of these consolidated financial statements.

On Track Innovations Ltd.

and its Subsidiaries

Consolidated Statements of Cash Flows

US dollars in thousands

	Year ended December 31
	2021	2020
Cash flows from continuing operating activities
Net loss from continuing operations	$(10,089)	$(5,040)
Adjustments required to reconcile net loss to
net cash used in continuing operating activities:
Stock-based compensation related to options, restricted stock awards and
shares issued to employees and others	100	67
Accrued interest, linkage differences, net	(61)	110
Financial expenses derived from convertible short-term loan from shareholders, including a controlling shareholder	3,748	90
Depreciation and amortization	378	419
Deferred benefits, net	(13)	(36)

Changes in operating assets and liabilities:
Change in accrued severance pay, net	(13)	65
(Increase) decrease in trade receivables, net	(2,290)	989
(Increase) decrease in other receivables and prepaid expenses	(438)	115
(Increase) decrease in inventories	(727)	541
Increase in trade payables	3,011	1,027
Increase (decrease) in other current liabilities	766	(212)
Net cash used in continuing operating activities	(5,628)	(1,865)

Cash flows from continuing investing activities

Purchase of property and equipment and intangible assets	(247)	(407)
Change in short-term investments, net	-	2,216
Net cash (used in) provided by continuing investing activities	(247)	1,809

Cash flows from continuing financing activities
(Decrease) Increase in short-term bank credit, net	(174)	(215)
Convertible short-term loan received from shareholders, including a controlling shareholder, net of transaction expenses	923	578
Long-term loan received	18	-
Repayment of long-term bank loans	(7)	(7)
Proceeds from issuance of shares, net of issuance costs	3,187	1,369

Net cash provided by continuing financing activities	3,947	1,725

Cash flows from discontinued operations
Net cash used in discontinued operating activities	(2,096)	(2,065)
Net cash provided by (used in) discontinued investing activities	2,926	(948)
Net cash (used in) provided by discontinued financing activities	(380)	1,204

Total net cash provided by (used in) discontinued operations	450	(1,809)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(101)	(9)

Decrease in cash, cash equivalents and restricted cash	(1,579)	(149)
Cash, cash equivalents and restricted cash - beginning of the year (*)	2,499	2,648

Cash, cash equivalents and restricted cash at the end of the year (*)	$920	$2,499

(*)	Including cash and cash equivalents from discontinued operations held for sale. See also Note 14.

The accompanying notes are an integral part of these consolidated financial statements.

On Track Innovations Ltd.

and its Subsidiaries

Consolidated Statements of Cash Flows (cont’d)

US dollars in thousands

	Year ended December 31
	2021	2020
Supplementary cash flows information:

Cash paid during the period for:
Interest paid (*)	$101		$83
Income taxes paid	$-	$	(**) 41
Income taxes refund received	$6		$83

(*)	Including interest paid as used in discontinued operations in amount of $7 and $10 for the years ended December 31, 2021 and 2020, respectively

(**)	Derives from discontinued operations

Supplemental disclosures of non-cash flow information
Payables due to issuance costs	$15	$-
Payables due to transaction expenses related to convertible short-term loan received from shareholders, including a controlling shareholder	$-	$43
Payables due to purchase of property and equipment and intangible assets	$9	$14
Classification of embedded derivative from liability to equity	$3,566	$-

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

On January 10, 2022, the Company filed a petition (the “Petition”) with the Israeli county court of Nazareth, seeking protections from its creditors in accordance with the Israeli Insolvency and Economic Rehabilitation Law-2018, after the Company’s Board of Directors determined that the Company is insolvent from a cash flow perspective.

On January 19, 2022, the Company entered into a binding term sheet (the “Term Sheet”), with Nayax Ltd. (“Nayax”). The Term Sheet provides that the Company and Nayax will enter into a two-step transaction relating to (i) Nayax extending to the Company a senior secured convertible loan in amount of $5,500 (the “Nayax Loan”), and (ii) the purchase by Nayax of 100% of the Company’s share capital in consideration for $4,500. Consequently, to the entry into the Term Sheet, and at the Company’s request, the Israeli county court of Nazareth dismissed the Petition.

On January 27, 2022 (the “Effective Date”), the Company entered into a definitive agreement and debenture relating to the Nayax Loan (the “Nayax Loan Agreement”). On March 17, 2022, the Company entered into an Agreement and Plan of Merger, with Nayax and OTI Merger Sub Ltd., an |Israeli company, wholly owned by Nayax, (“Merger Sub”), pursuant to which Merger Sub will merge with and into the Company, with the Company surviving as a direct wholly-owned subsidiary of Nayax, in exchange for $4,500 in cash (the “Merger”).

As of December 31, 2021, the Company operates in two operating segments: (a) Retail, and (b) Petroleum (see Note 15).

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

On April 20, 2016, the purchaser of the Smart ID division, SuperCom Ltd. (“SuperCom”), and the Company entered into a settlement agreement resolving certain litigation between SuperCom and the Company pursuant to which SuperCom paid the Company $2,050 and agreed to pay the Company up to $1,500 in accordance with and subject to a certain earn-out mechanism. In November 2017, the Company commenced an arbitration procedure with SuperCom, in which the Company claimed that additional earn-out payments were not paid to the Company. SuperCom raised claims against the Company during the arbitration for material damages. An arbitration decision was issued on December 24, 2018 in the Company’s favor and denied SuperCom's claims.

On Track Innovations Ltd.

and Subsidiaries

Notes to the Consolidated Financial Statements

US dollars, NIS and Euro in thousands, except share and per share data

Note 1 – General (cont'd)

B.	Divestiture of operations (cont’d)

1.	Cont’d

The arbitrator ordered SuperCom to disclose the financial information regarding the earn-out payments that the Company was entitled to receive, and to pay the Company accordingly, or otherwise pay the Company approximately $1,300 that reflects the maximum earn-out amount that was not paid to the Company by SuperCom. The arbitration verdict was approved as a court’s verdict in June 2019, but SuperCom failed to disclose the financial information in the way it should have done according to the arbitration decision. Therefore, in December 2019 the Company submitted a complementary claim to the arbitrator, asking for a final award that includes a final payment by SuperCom (as opposed to merely disclosing information). On January 21, 2021, after conclusion of the evidence phase in the arbitration, and after the Company already filed its summaries, SuperCom submitted new documents claiming that these include the missing financial information. Following the submission of these documents, on February 9, 2021, the Company submitted an application claiming that implementing the contractual sanction mechanism on the amounts presented in these documents testifies to the Company’s entitlement to the maximum earn-out amount, and, therefore, the arbitrator was requested to order that the parties will complete their summaries and then a verdict will be given. On March 8, 2021, the arbitrator accepted the Company’s application and on April 11, 2021, the Company submitted complementary summaries. Following an arbitration process between the Company and SuperCom, on August 10, 2021, the parties entered into a settlement agreement that concluded the legal proceedings with SuperCom. For further details see Note 10D.

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

The Company has had recurring losses and cash outflows from operating activities. It has an accumulated deficit as of December 31, 2021 of $234,624 and a shareholder's equity deficit of $1,502. As of December 31, 2021 the Company also has a payable balance on its short-term bank loan, that is due within the next 12 months of $2,095 and a convertible short-term loan from shareholders (including a controlling shareholder) including accrued interest, of $1,745. On January 10, 2022, the Company filed the petition with the Court, seeking protections from its creditors in accordance with the Israeli Insolvency and Economic Rehabilitation Law-2018, after the Company’s Board of Directors determined that the Company is insolvent from a cash flow perspective. However, following the signing of the Term Sheet with Nayax, as mentioned in Note 1A, such Petition was dismissed. At the end of January 2022, the Company signed the agreement relating to the Nayax Loan in amount of $5,500, as mentioned in Note 1A, and received the proceeds from this Nayax Loan. Consequently, all amounts due under the convertible loan from shareholders (including the Company’s controlling shareholder) and the bank loan, were paid in full. In addition, Nayax has provided the Company with a full guarantee for a $2,000 short-term loan provided to the Company by a bank at the end of February 2022, and additional guarantees to the Company’s suppliers and subcontractors to allow it to maintain its ongoing production and sale of its products.

Since inception, the Company’s principal sources of liquidity have been revenues, proceeds from sales of equity securities (regarding to the issuance of shares during the reporting period, see Note 12), borrowings from banks, government and shareholders, including convertible loans, proceeds from the exercise of options and warrants as well as proceeds from the divestiture of parts of the Company’s businesses. The Company had cash and cash equivalents of $815 as of December 31, 2021.

The ongoing situation in Poland resulting from the coronavirus (“COVID-19”) pandemic, led to an almost complete stop to the Company’s Mass Transit Ticketing sales business, which negatively impacted the Company’s cash flow. On April 21, 2021, the Company completed the sale of ASEC, including its Mass Transit Ticketing activity, as disclosed in Note 1B(2). The results, including the revenues, and the cash flows of the Mass Transit Ticketing operation for all reporting periods are presented in the statements of operations and in the statements of cash flows, respectively, as discontinued operations separately from continuing operations.

On Track Innovations Ltd.

and Subsidiaries

Notes to the Consolidated Financial Statements

US dollars, NIS and Euro in thousands, except share and per share data

Note 2 – Significant Accounting Policies (cont'd)

A.	Liquidity and Capital Resources (cont’d)

In the event where the Merger, as mentioned in Note 1A, is not completed, under certain circumstances, the Company will be required to pay Nayax a termination fee of $1,500. Furthermore, non-completion of the merger would be considered an “event of default” under the Nayax Loan Agreement, which can result in Nayax’s requirement for an immediate repayment of the Nayax Loan, or an increase of the annual interest on the Nayax Loan from 10% to 16% interest, at Nayax’s sole discretion. At any time after the earlier of (i) an event of default, as contemplated in the Nayax Loan Agreement, or (ii) the completion of the Merger Agreement, and prior to the repayment of the Nayax Loan which shall be due and payable in full by the Company on the second anniversary of the Effective Date, Nayax is entitled, at its sole discretion, to convert the Nayax Loan into ordinary shares of the Company at a price per share equal to $0.043. The Company will also be required to repay the bank loan provided with Nayax’s guarantee and would be exposed to a risk of not being able to conduct the Company’s business due to the loss of the guarantees provided by Nayax to the Company’s suppliers and subcontractors. Based on the projected cash flows and the Company’s cash balances as of December 31, 2021, the Company believes that without: (1) the completion of the Merger and increase of the Company’s cash by receiving additional loans from Nayax (at Nayax’s sole discretion) under the terms set under the Nayax Loan Agreement; or (2) other increase in the Company’s cash, the Company will not have sufficient resources to enable it to continue its operations for a period of at least the next 12 months, and may need to commence insolvency proceedings. As a result, there is a substantial doubt regarding the Company’s ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets and the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

In connection with the outbreak of COVID-19, the Company has taken steps to protect its workforce in Israel, South Africa, the United States, Poland, and elsewhere. Such steps include working from home where possible, minimizing face-to-face meetings, utilizing video conferencing as much as possible, social distancing at facilities and elimination of most international travel. The Company continues to comply with all local health directives.

The global shortage in components, which caused an increase in components prices, freight cost and longer lead-time, created a delay in fulfilling customers’ orders which adversely impacted the Company’s revenues and product gross margin, mainly in the Retail segment. As a response to this business environment, the Company encouraged its customers to provide a forecast for their demand. The Company continues to maintain a comprehensive network of world-wide suppliers in order to optimize its access to critical components. As long as the COVID-19 pandemic continues, and possibly also thereafter, the components’ lead-time may be longer than normal, and the shortage in components may continue or get worse.

It is difficult to predict with certainty what other impacts the COVID-19 pandemic may have on the Company.

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

The functional currency of the Company’s subsidiary in South Africa is the U.S. dollar. The functional currency of the Polish subsidiary is its local currency. The financial statements of companies with a functional currency that is not the U.S. dollar are translated into U.S. dollars using the exchange rate at the balance sheet date for assets and liabilities, and weighted average exchange rates for revenues and expenses (which approximates the translation of each transaction). Translation adjustments resulting from the process of the aforesaid translation are included as a separate component of equity (accumulated other comprehensive gain or loss).

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

G.	Short-term investments

Short-term investments consist of:

(1)	Bank deposits whose maturities are longer than three months from the date of purchase, but not longer than one year from the balance sheet date.

(2)	Bank deposits whose maturities are less than three months from the date of purchase, but are intended to be held as bank deposits for more than three months.

(3)	Restricted bank deposits whose maturities are not longer than one year from the balance sheet date (for further details, see Note 10B).

H.	Inventories

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

The Group generates revenues from product sales manufactured based on the Company’s technology. In addition, the Company generates revenues from the technology it developed through SaaS arrangements, transaction fee arrangements and licensing agreements. Revenues are also generated from non-recurring engineering, customer services and technical support.

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

In accordance with ASC Topic 350-40, “Internal Use Software”, the former subsidiary in Poland, ASEC, capitalized certain internal use software development costs associated with creating and enhancing internally developed software related to its operations. Software development activities generally consisted of three stages (i) the research and planning stage, (ii) the application and development stage, and (iii) the post-implementation stage. Costs incurred in the research and planning stage and in the post-implementation stage were expensed as incurred. Costs incurred in the application and infrastructure development stage were capitalized. These costs included personnel and related employee benefits expenses for employees who are directly associated with the software development. These capitalized costs were amortized on a straight-line basis over the estimated useful life of 5 years upon initial release of the software. The capitalized internal use software development costs, net of accumulated amortization, were $370 as of December 31, 2020, and presented as held for sale. Amortization expenses derive from the capitalized internal use software development costs were presented within discontinued operations in the consolidated statements of operations for all reporting periods in those financial statements.

According to ASC Topic 350, “Intangibles - Goodwill and Other,” software that is part of a product or process to be sold to a customer shall be accounted for under ASC Subtopic 985-20. The Company’s products contain embedded software which is an integral part of these products because it allows the various components of the products to communicate with each other and the products are clearly unable to function without this coding. The costs of product certification are capitalized once technological feasibility is determined. The Company determines that technological feasibility for its products is reached after all high-risk development issues have been resolved. Once the products are available for general release to the Company’s customers, the Company ceases capitalizing the product certification costs and all additional costs, if any, are expensed. The capitalized product certification costs are amortized on a product-by-product basis using straight-line amortization, over a period of 3 years. The amortization begins when the products are available for general release to the Company’s customers. As of December 31, 2021, the capitalized certification costs, net of accumulated amortization, are $162 (as of December 31, 2020 - $247).

Amortization expenses amounted to $157 and $180 for the years ended December 31, 2021 and 2020, respectively. The amortization is presented within research and development in the consolidated statements of operations.

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

Stock options and restricted shares awards in the aggregate amount of 17,700,354 (out of which 14,065,854 that derived from the convertible loan from shareholders expired subsequent to the balance sheet date following its repayment) and 6,483,656 outstanding as of the years ended December 31, 2021 and 2020, respectively, have been excluded from the calculation of the diluted net loss per ordinary share because all such securities have an anti-dilutive effect for those periods presented.

At the beginning of the second quarter of 2021, the Company offered its shareholders rights to purchase additional ordinary shares as part of a rights offering (the “Rights Offering”). The Rights Offering was concluded on May 19, 2021 by issuance of ordinary shares, as mentioned in Note 12. The Rights Offering included an offer to all existing shareholders of the Company rights to purchase additional ordinary shares in consideration for a lower exercise price than the quoted share price on the OTCQX, which reflects a bonus element that is similar to a stock dividend. Therefore, basic and diluted net losses attributable to shareholders per ordinary share (“EPS”) was adjusted retroactively for the bonus element for all periods presented. In computing the adjustment factor to the EPS, the theoretical ex-rights fair value per share was computed by adding the aggregate fair value of the shares immediately prior to the exercise of the rights to the proceeds from the exercise of the rights and dividing by the number of shares outstanding after the exercise of the rights. The resulting adjusted factor was approximately 1.07 for the year ended December 31, 2020.

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

The Company, in estimating fair value for financial instruments, determined that the carrying amounts of cash and cash equivalents, trade receivables, short-term bank credit, convertible loan and trade payables are equivalent to, or approximate their fair value due to the short-term maturity of these instruments. The carrying amounts of variable interest rate long-term loans are equivalent or approximate to their fair value as they bear interest at approximate market rates. The liabilities held for sale as of December 31, 2020, included a long-term loan, that did not bear any interest, but taking into account the schedule of its maturities, its amount and the relatively low market rates, the difference between its carrying amount and its fair value was insignificant.

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

Severance pay expenses for the years ended December 31, 2021 and 2020 amounted to $280 and $249, respectively. Defined contribution plan expenses were $235 and $224 in the years ended December 31, 2021 and 2020, respectively.

On Track Innovations Ltd.

and Subsidiaries

Notes to the Consolidated Financial Statements

US dollars, NIS and Euro in thousands, except share and per share data

Note 2 - Significant Accounting Policies (cont'd)

R.	Advertising expenses

Advertising expenses are charged to the statements of operations as incurred. Advertising expenses as presented within the results of the continuing operations for the years ended December 31, 2021 and 2020 amounted to $120 and $250, respectively.

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

Most of the Company’s trade receivables are derived from sales to large and financially secure organizations. In determining the adequacy of the allowance, management bases its opinion, inter alia, on the estimated risks, current market conditions and in reliance on available information with respect to the debtor's financial position. As for major customers, see Note 16. The Company acquires certain components of its products from single source manufacturers.

The activity in the allowance for doubtful accounts for the years ended December 31, 2021 and 2020 is as follows:

	2021	2020
Allowance for doubtful accounts at beginning of year	$620	$570
Additions charged to allowance for doubtful accounts	3	109
Write-downs charged against the allowance	(14)	(82)
Other	5	23
Allowance for doubtful accounts at end of year	$614	$620

T.	Commitments and contingencies

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

Contingent consideration

The Company’s sale arrangements consist of contingent consideration based on the divested businesses’ future sales or profits. The Company records the contingent consideration portion of the arrangement when the consideration is determined to be realizable. As of December 31, 2021, there is no outstanding contingent consideration following a settlement agreement that concluded the legal proceedings with SuperCom, as disclosed in Note 10D.

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

The following table provides a reconciliation of cash, cash equivalents, and restricted cash and cash equivalents reported within the accompanying consolidated balance sheets that sum to the total of the same such amounts presented in the accompanying consolidated statements of cash flows:

	December 31
	2021	2020
Cash and cash equivalents (*)	$815	$2,394
Restricted cash, cash equivalents and bank deposit	105	105

Total cash, cash equivalents, and restricted cash and cash equivalents presented in the statements of cash flows	$920	$2,499

(*)	Including cash and cash equivalents held for sale. See Notes 1B(2) and 14.

W.	Leases

The Company recognizes lease expenses according to the lease standard ASC 842 Lease, and related amendments.

The Company determines if an arrangement is a lease at inception. Lease classification is governed by five criteria in ASC 842-10-25-2. If any of these five criteria is met, The Company classifies the lease as a finance lease; otherwise, the Company classifies the lease as an operating lease. When determining lease classification, the Company’s approach in assessing two of the mentioned criteria is: (i) generally 75% or more of the remaining economic life of the underlying asset is a major part of the remaining economic life of that underlying asset; and (ii) generally 90% or more of the fair value of the underlying asset comprises substantially all of the fair value of the underlying asset.

Operating leases are included in operating lease right-of-use (“ROU”) assets and operating lease liabilities in the consolidated balance sheet.

ROU assets represent the Company's right to use an underlying asset for the lease term and lease liabilities represent its obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at the commencement date based on the present value of lease payments over the lease term. The Company uses its incremental borrowing rate based on the information available at the commencement date to determine the present value of the lease payments.

The standard also provides practical expedients for an entity’s ongoing accounting.

The Company elected the practical expedient to not separate lease and non-lease components for all of the Company’s leases, other than leases of real estate. Additionally, following the adoption of ASU 2016-02 and in subsequent measurements, the Company applies the portfolio approach to account for the operating lease right-of-use assets and liabilities for certain leases and incremental borrowing rates.

On Track Innovations Ltd.

and Subsidiaries

Notes to the Consolidated Financial Statements

US dollars, NIS and Euro in thousands, except share and per share data

Note 2 - Significant Accounting Policies (cont'd)

X.	Recently Adopted Accounting Pronouncements

In December 2019, the Financial Accounting Standards Board (“FASB”) issued ASU 2019-12, Income Taxes (Topic 740) (“ASU 2019-12”): Simplifying the Accounting for Income Taxes, which simplifies the accounting for income taxes. This ASU, among other things, removes the exception to the incremental approach for intra-period allocation of tax expense when a company has a loss from continuing operations and income from other items that are not included in continuing operations, such as income from discontinued operations, or income recorded in other comprehensive income. The general rule under ASC 740-20-45-7 is that the tax effect of pretax income or loss from continuing operations should be determined by a computation that does not consider the tax effects of items that are not included in continuing operations. Previously, companies could consider the impact on a loss from continuing operations of items in discontinued operations or other comprehensive income. However, under the amended guidance, companies should not consider the effect of items outside of continuing operations in calculating the tax effect on continuing operations. The Company adopted ASU 2019-12 as of January 1, 2021. The adoption of this accounting standard did not have a material effect on the Company’s financial position, results of operations and cash flows.

Y.	Recent accounting pronouncements

1.	In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326) (“ASU 2016-13”). The main objective of this ASU is to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. To achieve this objective, the amendments in this ASU replace the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. The amendments affect entities holding financial assets and net investments in leases that are not accounted for at fair value through net income. The amendments affect loans, debt securities, trade receivables, net investments in leases, off-balance-sheet credit exposures, reinsurance receivables, and any other financial assets not excluded from the scope that have the contractual right to receive cash. ASU 2016-13 is effective for the Company for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. Early adoption is permitted for fiscal years beginning after December 15, 2018. The Company currently does not expect the adoption of this accounting standard will have a material impact on its consolidated financial statements.

2.	In August 2020, the FASB issued ASU 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity's Own Equity (Subtopic 815-40). This pronouncement simplifies the accounting for certain financial instruments with characteristics of liabilities and equity, including convertible instruments and contracts on an entity's own equity. Specifically, the ASU simplifies accounting for convertible instruments by removing major separation models required under current accounting standard. In addition, the ASU removes certain settlement conditions that are required for equity contracts to qualify for it and simplifies the diluted earnings per share calculations in certain areas. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2021. Early adoption is permitted for annual period beginning after December 15, 2020. The Company is currently evaluating this guidance to determine the impact it may have on its consolidated financial statements.

On Track Innovations Ltd.

and Subsidiaries

Notes to the Consolidated Financial Statements

US dollars, NIS and Euro in thousands, except share and per share data

Note 2 - Significant Accounting Policies (cont'd)

Y.	Recent accounting pronouncements (cont’d)

3.	In November 2021, the FASB issued ASU 2021-10, Government Assistance (Topic 832), which requires annual disclosures that increase the transparency of transactions involving government grants, including (1) the types of transactions, (2) the accounting for those transactions, and (3) the effect of those transactions on an entity’s financial statements. The amendments in this update are effective for financial statements issued for annual periods beginning after December 15, 2021. The Company is currently evaluating this guidance to determine the impact it may have on its consolidated financial statements.

Note 3 – Short-term and long-term deposits

Balances at December 31, 2021 and 2020 consist of bank deposits. The bank deposits bear weighted average annual interest of 0.55% as of December 31, 2021 (As of December 31, 2020 – 0.8%).

See Note 10B as to restrictions on certain deposits.

Note 4 - Other Receivables and Prepaid Expenses

	December 31
	2021	2020
Government institutions	$149	$104
Prepaid expenses	166	257
Suppliers advance	791	227
Other receivables	53	107
	$1,159	$695

Note 5 - Inventories

	December 31
	2021	2020

Raw materials	$1,617	$926
Finished products	1,583	1,553
	$3,200	$2,479

Note 6 - Property, Plant and Equipment, Net

A.	Consist of:

	December 31
	2021	2020
Cost
Leasehold improvements	$238	$245
Computers, software and manufacturing equipment	7,694	7,591
Office furniture and equipment	192	193
Motor vehicles	177	146
Total cost	8,301	8,175
Total accumulated depreciation	7,628	7,423
	$673	$752

On Track Innovations Ltd.

and Subsidiaries

Notes to the Consolidated Financial Statements

US dollars, NIS and Euro in thousands, except share and per share data

Note 6 - Property, Plant and Equipment, Net (cont’d)

B.	As to liens - See Note 10B.

C.	Depreciation expenses amounted to $221 and $239 for the years ended December 31, 2021 and 2020, respectively.

Note 7 - Other Current Liabilities

	December 31
	2021	2020

Employees and related expenses	$977	$516
Accrued expenses	1,060	811
Customer advances	64	142
Short-term liabilities due to operating leases and current maturities	691	762
Other current liabilities	40	52
	$2,832	$2,283

Note 8 - Bank Loans

A.	Composition of long-term loans:

	December 31
	2021	2020
Long-term loans (*)	$26	$15
Less - current maturities	5	1
	$21	$14

(*)	As of December 31, 2021 and 2020, the bank loans are denominated in South African Rand.

B.	Composition of short-term loans, bank credit and current maturities of long-term loans:

		December 31
	Interest rate (*)	2021	2020

In NIS	4. 9	2,090	541
		2,090	541
Current maturities of long-term loans		5	1
		$2,095	$542

(*)	Interest in arrears as of December 31, 2021 – 11.2%. The bank credit was repaid subsequent to the balance sheet date - See Note 19.

C.	Liens for short-term and long-term loans - see Note 10B.

D.	As of December 31, 2021, the Group has authorized unused credit lines of $63.

On Track Innovations Ltd.

and Subsidiaries

Notes to the Consolidated Financial Statements

US dollars, NIS and Euro in thousands, except share and per share data

Note 9 - Convertible short-term loan from a controlling shareholder

On December 9, 2020, the Company entered into a loan financing agreement (the “Loan Agreement”), with Jerry L. Ivy, Jr., Descendants’ Trust (“Ivy”, or the “Lender”), the Company’s Controlling Shareholder (as such term is defined under the Israeli Companies Law, 5759-1999, as amended (the “Companies Law”)). The Loan Agreement provides that the Lender will extend a loan to the Company in the amount of up to $1,500 (the “Loan Amount”), payable in two tranches: one of $625 at the initial closing that took place on December 17, 2020, and the other of $875 at the second closing that took place on January 28, 2021. The amount lent under the Loan Agreement was secured pursuant to a debenture by a first priority floating charge over all the Company’s tangible or intangible assets and other property, the Company owns, subject only to certain permitted security interests, as set forth in Loan Agreement. The amount lent under the Loan Agreement and all accrued interest was scheduled to mature on June 17, 2021 (the “Initial Maturity Date”), and was to be payable in full on the Initial Maturity Date, provided that the maturity date could be extended by six months, unless extended in writing and in advance at the sole option of Ivy, for such time from the initial closing. The amount lent bore interest on all outstanding principal at an interest rate of 8.0% per annum, (the “Interest”); provided, however, that upon an extension of the maturity period beyond the Initial Maturity Date, the Interest would automatically increase, effective as of the Initial Maturity Date, to the rate of 10.0% per annum. Also, in case of an extension of the Initial Maturity Date, the accrued interest for the first six months for which the Loan Amount had been outstanding would be payable by the Company to the Lender at the time of the extension, and the accrued Interest for the extension period was to be payable by the Company on the extended maturity date. In addition, the Company could repay the amount lent, in whole and not in part, and any accrued Interest thereon, at any time prior to the Initial Maturity Date (as it may be extended), in its sole discretion. On March 2, 2021, the Company obtained shareholders’ approval to the grant of a right to Ivy, pursuant to which, at any time prior to the repayment in full of the amount lent, together with Interest accrued and all other amounts outstanding under the Loan Agreement (the “Secured Amount”), Ivy would be entitled, at its sole discretion, to demand to convert (the “Conversion Right”) the entire Secured Amount into the Company’s ordinary shares, at a price per share equal to the lower of (a) $0.20 per share (subject to adjustment in the event of any bonus shares, combinations or splits) and (b) a price per share reflecting a discount to the average closing bid price of an ordinary share over the 20 trading days preceding the Initial Closing (the “Benchmark Price”) ($0.248), as follows: (i) if conversion occurs until March 17, 2021 (no later than three months after the initial closing), the conversion price per share will be $0.1984 (reflects discount of 20% of the Benchmark Price); (ii) if conversion occurs between March 18, 2021, and June 17, 2021 (more than three months but no later than six months after the initial closing), the conversion price per share will be $0.1736 (reflects discount of 30% of the Benchmark Price); (iii) if conversion occurs after June 17, 2021 (more than six months after the initial closing (to the extent extended in accordance with the terms of the Loan Agreement)), the conversion price per share will be $0.124 (reflects discount of 50% of the Benchmark Price); and (iv) if conversion occurs upon an event of default, the conversion price per share will be $0.124 (reflects discount of 50% of the Benchmark Price).

Pursuant to the Loan Agreement, the Conversion Right would become effective only following the approval thereof by the shareholders of the Company in accordance with the requirements of the Companies Law, which approval applies to a controlling shareholder transaction that includes a private offering that may increase the holdings of a controlling shareholder to and above 45% of the share capital of the Company, and would be deemed of no force or effect at any time prior to obtaining such Shareholders' Approval, if at all. The Company obtained such shareholders’ approval on March 2, 2021.

The Loan Agreement included customary events of default, including, among others, failures to repay any amounts due to the Lender, breaches or defaults under the terms of the Loan Agreement, etc. If an event of default occurred, the Secured Amount would immediately become due and payable, without the need for any notice by the Lender.

On Track Innovations Ltd.

and Subsidiaries

Notes to the Consolidated Financial Statements

US dollars, NIS and Euro in thousands, except share and per share data

Note 9 - Convertible short-term loan from a controlling shareholder (cont'd)

The Loan Agreement was subsequently amended to allow for an additional lender (the “Additional Lender”) to lend $100 under the same terms as Ivy. Accordingly, the aggregate gross amount the Company received under the Loan Agreement was $1,600, out of which $975 took place as part of the second closing on January 28, 2021.

On June 17, 2021, the Lender, being the majority of the lenders, exercised its option to extend the Initial Maturity Date, and the parties entered into a notice of exercise of option and agreement (the “Extension Agreement”), according to which the maturity date was extended until December 17, 2021 (the “Extended Maturity Date”). On December 16, 2021, the Lender exercised its option to extend the maturity date for the second time, and the parties entered into a second notice of exercise of option and agreement (the “Second Extension Agreement”), according to which the maturity date was further extended until January 28, 2022 (the “Second Extended Maturity Date”, and the “Second Extended Maturity Period”, as applicable). The Loan Amount had been bearing interest on all outstanding principal at an interest rate of 8.0% per annum up until the Maturity Date. During the Extended Maturity Period, the loan has been accrued interest on all outstanding principal and unpaid interest at an interest rate of 10% per annum, and it was agreed that the interest rate during the Second Extended Maturity Period would continue to bear interest at a rate of 10% per annum. The amount of interest on the Loan Amount accrued through December 17, 2021 was $138 (the “Interest Debt”). Any payment of interest was subject to withholding of taxes at source and the interest rates mentioned above were net of such withholding. Under the Second Extension Agreement, it was agreed that the Interest Debt would be payable on the Second Extended Maturity Date, while until then it would be considered part of the Loan Amount and would bear the Extension Interest rate. In the event of a conversion of the Loan amount, the Loan Amount and Interest Debt (if not otherwise paid by the Company) was to convert into ordinary shares of the Company at the conversion price of $0.124, as originally contemplated under the Loan Agreement.

As of December 31, 2021, the Secured Amount was $1,745, out of which $145 was accrued interest. On January 28, 2022, subsequent to the balance sheet date, the Secured Amount of $1,758 (including accrued interest of $158) was repaid to the Lender and the Additional Lender - See Note 19.

In accordance with ASC 815-15-25, Derivatives and Hedging, the conversion feature (“the conversion component”) was considered an embedded derivative instrument. Since, as described above, the conversion component was required to be approved by the shareholders of the Company, the conversion component did not qualify for the scope exception under ASC 815-10-15-74(a). Therefore, the conversion component is to be recorded separately from the loan component. The conversion component is measured both initially and in subsequent periods until obtaining the shareholders’ approval of the Conversion Right, at fair value, with changes in fair value charged to finance expenses, net.

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

Note 9 - Convertible short-term loan from a controlling shareholder (cont'd)

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

On March 2, 2021, the Company obtained shareholders’ approval of the Conversion Right. At this shareholders meeting date, the fair value of the conversion component of both the initial closing and second closing was estimated using the Trinomial model based on the assumptions, as follows:

Expected volatility (%)	107.34%
Risk-free interest rate (%)	0.044%
Expected dividend yield	0%
Contractual term (years)	0.296
Conversion price (US dollars per share)	0.124
Underlying Share price (US dollars per share)	0.390

The change in the fair value of the conversion component is as follows:

Conversion component
Fair value before the shareholders’ approval date	$1,592
Change in fair value (*)	1,974
Fair value at the shareholders’ approval date	$3,566

(*)	This amount is recorded as loss from change in fair value of embedded derivative as part of the financial expenses in the statements of operations of the year ended December 31, 2021.

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

The change in the balance of the Loan component following the shareholders’ approval of the Conversion Right on March 2, 2021, is as follows:

Loan component
Balance as of March 2, 2021	$8
Interest and amortization of debt discount and expense	1,737
Balance as of December 31, 2021	$1,745

On Track Innovations Ltd.

and Subsidiaries

Notes to the Consolidated Financial Statements

US dollars, NIS and Euro in thousands, except share and per share data

Note 10 - Commitments and Contingencies

A.	Royalties to the Israel Innovation Authority (the “IIA”)

The Company has entered into several research and development agreements, pursuant to which the Company received grants from the IIA, and is therefore obligated to pay royalties to the IIA at a rate of 3%-3.5% of its sales up to the amounts granted (linked to the U.S. dollar with annual interest at LIBOR as of the date of approval, for programs approved from January 1, 1999 and thereafter). The total amount of grants received as of December 31, 2021, net of royalties paid, was approximately $3,400 (including accrued interest). No grants from the IIA were received during the two-year period ended December 31, 2021.

The United Kingdom’s Financial Conduct Authority, which regulates LIBOR, announced in July 2017 that it will no longer persuade or require banks to submit rates for LIBOR after 2021. In September 2021, the Bank of Israel, which determines annual interest rates, published a directive which stated that annual interest at a variable rate linked to the LIBOR rate for loans in U.S. dollars will be replaced by the Secured Overnight Financing Rate (“SOFR”) in June 2023. It is not clear yet whether the IIA will replace the LIBOR with SOFR and when. It is not currently possible to determine precisely whether, or to what extent, the replacement of LIBOR with SOFR would affect the Company.

There is a dispute between the Company and the IIA in the amount of approximately NIS 3,600 ($1,158) including accrued interest (while the current debt to the IIA as presented in the Company's financial statements amounts to approximately $133) due to a claim of the IIA about miscalculations in the amount of royalties paid by the Company and the revenues on which the Company must pay royalties. The company has not yet completed its discussions with the IIA and intends to exhaust all options in order to resolve this matter in a favorable manner. Management believes that, at the current stage, it is more likely than not that a positive resolution will be applied to this dispute. Accordingly, no additional accrual has been recorded in the financial statements in respect of this matter.

During the years ended December 31, 2021 and 2020, there were no royalty expenses.

B.	Liens

The Company and certain subsidiaries have recorded floating charges on all of its tangible assets in favor of banks and subsequent to the balance sheet date in favor of Nayax.

The Company's short-term deposits in the amount of $105 have been pledged as security in respect of guarantees granted. Such deposits cannot be pledged to others or withdrawn without the consent of the bank.

C.	Guarantees

As of December 31, 2021, the Company granted a guarantee in amount of $113, with an expiration date in May 2024.

On Track Innovations Ltd.

and Subsidiaries

Notes to the Consolidated Financial Statements

US dollars, NIS and Euro in thousands, except share and per share data

Note 10 - Commitments and Contingencies (cont'd)

D.	Legal claims

1.	In June 2013, prior to the Company's divestiture of its SmartID division, Merwell Inc. (“Merwell”) filed a claim against the Company before an agreed-upon arbitrator alleging breach of contract in connection with certain commissions claimed to be owed to Merwell with respect to the division’s activities in Tanzania. These activities, along with all other activities of the SmartID division, were later assigned to and assumed by SuperCom in its purchase of the division. SuperCom undertook to indemnify the Company and hold it harmless against any liabilities the Company may incur in connection with Merwell’s consulting agreement and the arbitration. An arbitration decision was issued on February 21, 2016, awarding Merwell approximately $855 for outstanding commissions, plus expenses and legal fees, as well as a right to receive additional information from the Company regarding an additional engagement period in Tanzania and a right to possibly receive additional amounts from the Company, if at all, according to the information that will be provided. The arbitration decision had been appealed and the appeal was denied on June 17, 2018. In order to collect the award, Merwell filed a motion against the Company and the Nazareth District Court issued a judgment requiring the Company to pay Merwell an amount of NIS 5,080 (approximately $1,370) that was paid by the Company on January 8, 2019.

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

Concurrently and subject to the fulfillment of the arbitration process between the Company and SuperCom, on August 10, 2021, the parties entered into a settlement agreement that concluded the legal proceedings with SuperCom. For further details see Notes 10E(2) below.

2.	On June 12, 2019, Merwell submitted a complementary claim against the Company in arbitration, with respect to the additional financial details that Merwell claims that the Company was ordered to provide according to the arbitration verdict from February 21, 2016, and additional payments that Merwell claims that the Company is obligated to pay Merwell. The said financial details refer to the quantity of smart driving licenses that Merwell claims were issued in the later period of a project in Tanzania in which Merwell claims to have provided services to the Company. Merwell claims that despite the Company’s failure to provide the details, Merwell obtained the details independently from other sources, and they indicate that the Company is obligated to pay Merwell an additional amount of approximately $1,618, and there might be additional amounts to be claimed in the future, as additional information might be found from time to time. On March 4, 2020, the Company submitted a response to this complementary claim, rejecting Merwell’s claims. On September 16, 2020, Merwell filed a request to amend the additional amount claimed from approximately $1,618 to approximately $3,012. As mentioned above, the Company was conducting in parallel a separate arbitration process against SuperCom in that matter, as the Company deems SuperCom to be liable for all the costs and liabilities arising out of this claim. On August 10, 2021, the Company reached settlement agreements with both Merwell and SuperCom. Both settlements are, as noted above, linked, as SuperCom was deemed liable for all costs and expenses arising out of the claim made by Merwell. As part of the settlement with Merwell, the Company paid NIS 5,700 (approximately $1,766) on August 10, 2021, and as part of the settlement with SuperCom (that concluded the legal proceedings, as mentioned in Notes 1B(1) and 10E(1) above), the Company received NIS 5,128 (approximately $1,589) on August 10, 2021. The loss of $177 that derives from those settlements is presented within ‘loss from discontinued operations’.

On Track Innovations Ltd.

and Subsidiaries

Notes to the Consolidated Financial Statements

US dollars, NIS and Euro in thousands, except share and per share data

Note 10 - Commitments and Contingencies (cont'd)

D.	Legal claims (cont’d)

3.	In October 2013, a financial claim was filed against the Company and its then French subsidiary, Parx France (in this paragraph, together, the “Defendants”), in the Commercial Court of Paris, France (in this paragraph, the “Court”). The sum of the claim was €1,500 (approximately $1,698) and was based on the allegation that the plaintiff sustained certain losses in connection with Defendants not granting the plaintiff exclusive marketing rights to distribute and operate the Defendants’ PIAF Parking System in Paris and the Ile of France. On October 25, 2017, the Court issued its ruling in this matter dismissing all claims against the Company but ordering Parx France to pay the plaintiff €50 ($57) plus interest in damages plus another approximately €5 ($6) in other fees and penalties. As, in accordance with the sale agreement signed between the Company and Parx France, the Company was liable and should indemnify Parx France for any amount ruled against it as part of that claim, the Company offered to pay the amounts mentioned above to the plaintiff in consideration for not filing future appeals. The Plaintiff rejected this offer and filed an appeal against Parx France and the Company claiming the sum of €503 ($569) plus interest and expenses. On November 7, 2019, the Company’s external legal counsel concluded that the appeal was inadmissible, and that it believed that the opposing claims would be dismissed. The case was pleaded before the Court and the Court has provided a judgement, dated July 8, 2021, declaring that the appeal against the Company is null and void, and annulled the €50 ($57) damages pronounced by the previous court.

4.	In July 2019, the Company received a request (the “Request”), to allow a petitioner to submit a class action, which concerns the petitioner's claims that, inter alia, through the EasyPark card, drivers are permitted to exceed the quota of permitted hours in accordance with the instructions of various local authorities in Israel. The Request was submitted against a company incorporated by the buyer of the assets (including the parking activity) of the Israeli subsidiaries of the Company (the “Company’s Subsidiaries”) and against two other companies that operate technological means for payment for public parking spaces scattered throughout the cities. Since the majority of potential claims against the Company’s Subsidiaries relate to the period following the sale of the Company’s Subsidiaries’ assets, including the parking activity, it appears that the Company's exposure through this channel is limited. Furthermore, even if payment will be required, the buyer would be liable for the majority of such payment. Therefore, the Company will not participate in such procedure at this stage. Based on the assessment of the Company's external legal counsel, the exposure of the Company is low.

On Track Innovations Ltd.

and Subsidiaries

Notes to the Consolidated Financial Statements

US dollars, NIS and Euro in thousands, except share and per share data

Note 11 – Revenues

Disaggregation of revenue

The following table disaggregates the Company’s revenues by major source based on categories that depict its nature and timing as reviewed by management for the years ended December 31, 2021 and 2020:

	Year ended December 31
	2021
	Retail	Petroleum	Total
Cashless payment products (A)	$7,484	$-	$7,484
Complete cashless payment solutions (B):
Sales of products (B1)	3,570	1,688	5,258
SaaS and other services (B2)	1,169	964	2,133
	4,739	2,652	7,391
Total revenues	$12,223	$2,652	$14,875

	Year ended December 31
	2020
	Retail	Petroleum	Total
Cashless payment products (A)	$6,958	$-	$6,958
Complete cashless payment solutions (B):
Sales of products (B1)	2,179	1,682	3,861
SaaS and other services (B2)	1,037	886	1,923
	3,216	2,568	5,784
Total revenues	$10,174	$2,568	$12,742

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

Contract balances (excluding assets held for sales)

	December 31	December 31
	2021	2020
Trade receivables, net of allowance for doubtful accounts	$3,274	$1,148
Customer advances	$64	$142

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

2.	During the second quarter of 2021, the Company conducted the Rights Offering, under which the Company offered its shareholders the ability to exercise subscription rights and purchase, for every subscription right held by them as of April 14, 2021 (i.e., the record date), one ordinary share of the Company, at a purchase price of $0.174 per share.

The Rights Offering was concluded on May 19, 2021 and was oversubscribed. Accordingly, the Company issued an aggregate of 18,965,516 ordinary shares (the “Issued Shares”) for aggregate gross proceeds to the Company of $3,300. The Issued Shares included 10,869,304 shares that were issued to Ivy and its affiliates, upon exercise of its basic subscription rights and over-subscription rights. Following the Rights Offering, Ivy and its affiliates own 35.9% of issued and outstanding share capital as of December 31, 2021.

The issuance costs derived from the Rights Offering were approximately $128.

3.	On December 2, 2021, the Company’s shareholders approved an increase in the Company’s authorized share capital, by NIS 2,000,000, divided into 20,000,000 ordinary shares of NIS 0.1 par value per share, to NIS 12,000,000, divided into 120,000,000 ordinary shares of NIS 0.1 par value per share, and approved to amend the Company’s Articles of Association and Memorandum of Association accordingly.

B.	Shares to non-employees

There were no grants to non-employees during the years ended December 31, 2021 and 2020.

On Track Innovations Ltd.

and Subsidiaries

Notes to the Consolidated Financial Statements

US dollars, NIS and Euro in thousands, except share and per share data

Note 12 – Equity (cont'd)

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

The fair value of each option granted to employees during 2021 and 2020 was estimated on the date of grant, using the Black-Scholes model and the following assumptions:

	Year ended December 31
	2021	2020
Expected dividend yield	0%	0%
Expected volatility	113%-130%	97%-109%
Risk-free interest rate	0.17%-0.30%	0.22%-1.53%
Expected life - in years	2.50	2.49

1.	Dividend yield of zero percent for all periods.
2.	Expected average volatility represents a weighted average standard deviation rate for the price of the Company's ordinary shares on Nasdaq and on the OTCQX market, as applicable.
3.	Risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant.
4.	Estimated expected lives are based on historical grants data.

The Company’s options activity during 2021 (including options to non-employees) and information as to options outstanding and options exercisable as of December 31, 2021 and 2020 are summarized in the following table:

		Weighted
		average
	Number of options outstanding	exercise price per share	Aggregate intrinsic value
Outstanding – December 31, 2020	1,443,333	$0.54
Options granted	670,000	0.23
Options expired or forfeited	(1,464,333)	0.45
Outstanding – December 31, 2021	649,000	$0.42	$-
Exercisable as of:
December 31, 2021	139,678	$0.85	$-

The weighted average grant date fair value of options granted is $0.14 and $0.12 per option during 2021 and 2020, respectively.

On Track Innovations Ltd.

and Subsidiaries

Notes to the Consolidated Financial Statements

US dollars, NIS and Euro in thousands, except share and per share data

Note 12 – Equity (cont'd)

C.	Stock option plans (cont'd)

The following table summarizes information about options outstanding and exercisable (including options to non-employees) as of December 31, 2021:

	Options outstanding			Options Exercisable
	Number	Weighted		Number	Weighted
	outstanding	average	Weighted	Outstanding	average	Weighted
	as of	remaining	Average	As of	remaining	Average
	December 31,	contractual	Exercise	December 31,	contractual	Exercise
Range ofexercise price	2021	life (years)	Price	2021	life (years)	Price
$ 0.20-0.90	547,000	3.36	$0.40	72,678	2.35	$0.54
$ 1.07-1.22	102,000	0.91	$1.21	67,000	0.91	$1.21
	649,000	2.98		139,678	1.66

No options were exercised during the years ended December 31, 2021 and 2020.

As of December 31, 2021, there was $74 of total unrecognized compensation cost related to non-vested stock-based compensation arrangements. That cost is expected to be recognized over a weighted-average period of 1.27 years. The total fair value of shares vested during the year ended December 31, 2021 was $45.

D.	Equity Incentive Plan

On July 19, 2021, and September 22, 2021, each of the compensation committee of the Board (the “Committee”) and the Board approved a new incentive plan (the “Equity Incentive Plan”). In the fourth quarter of 2021, following the filing of the Equity Incentive Plan with the Israeli Tax Authorities, the waiver of certain options and signing of appropriate grant documents by the grantees, the Company granted 2,985,500 restricted shares (“RSAs”) to employees pursuant to the Equity Incentive Plan with a concurrent cancelation of options granted to some executive officers in previous quarters. The RSAs will vest over an up to three-year vesting period. RSAs to the directors of the Company, had been subject, in addition to the conditions set forth above, to the approval of the amended compensation policy in the annual general meeting of the shareholders of the Company, which was occurred on December 2, 2021. See also Note 19.

The Company does not plan to issue any additional securities under its 2001 Stock Option Plan. The company granted RSAs, among others, to some executive officers in exchange for their agreement to forfeit their outstanding options that were granted under the 2001 Stock Option Plan. The cancelation of the existing equity-classified award along with a concurrent grant of a replacement award, was accounted for as a modification. The modification amount resulted in an insignificant incremental fair value.

The fair value of each RSA granted to employees was calculated based on the intrinsic value on the grant date.

The Company’s RSA activity during 2021 and information as to RSAs outstanding and RSAs exercisable as of December 31, 2021 is summarized in the following table:

		Weighted
	Number of	average exercise	Aggregate
	RSAs outstanding	price per share	intrinsic value
Outstanding – December 31, 2020	-	$-
RSAs granted	2,985,500	0.03
Outstanding – December 31, 2021	2,985,500	$0.03	$269
Exercisable as of:
December 31, 2021	189,682	$0.03	$17

On Track Innovations Ltd.

and Subsidiaries

Notes to the Consolidated Financial Statements

US dollars, NIS and Euro in thousands, except share and per share data

Note 12 – Equity (cont'd)

D.	Equity Incentive Plan (cont’d)

The weighted average grant date fair value of RSAs granted is $0.13 per RSA during 2021.

The following table summarizes information about RSAs outstanding and exercisable as of December 31, 2021:

	RSAs outstanding		RSAs exercisable
	Number		Number
	outstanding	Weighted	Outstanding	Weighted
	as of	Average	As of	Average
	December 31,	Exercise	December 31,	Exercise
Range of exercise price	2021	Price	2021	Price
$0.03	2,985,500	$0.03	189,682	$0.03

As of December 31, 2021, there was $376 of total unrecognized compensation cost related to non-vested stock-based compensation arrangements. That cost is expected to be recognized over a weighted-average period of 1.39 years. The total fair value of shares vested during the year ended December 31, 2021 was $17.

E.	During 2021 and 2020, the Company recorded stock-based compensation expenses in the amount of $100 and $67, respectively, in accordance with ASC Topic 718.

Stock-based compensation expenses are not deductible for tax purposes.

Note 13 - Income Taxes

A.	The Company and its Israeli subsidiaries

1.	Measurement of taxable income under the Income Tax (Inflationary Adjustments) Law, 1985

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

The statutory tax rate in Israel is 23% during the years 2020 and 2021.

Current and deferred taxes for the reported periods are calculated according to this tax rate mentioned above.

On Track Innovations Ltd.

and Subsidiaries

Notes to the Consolidated Financial Statements

US dollars, NIS and Euro in thousands, except share and per share data

Note 13 - Income Taxes (cont'd)

A.	The Company and its Israeli subsidiaries (cont’d)

4.	Benefits under the Law for the Encouragement of Capital Investments

According to the Law for the Encouragement of Capital Investments – 1959 (the “Law”), as amended, two new tax tracks exist, one of which may be relevant to the Company, the preferred enterprise track, which mainly provides a uniform and reduced tax rate for all the Company’s income entitled to benefits. According to the amended law, the tax rates on income derived by preferred companies are as follows: 7.5% for Development Area A and 16% for the rest of the country. Additional amendments to the Law became effective in January 2017 (the “2017 Amendment”), according to which, subject to certain conditions, income derived by preferred companies which will meet the definition of ‘Preferred Technological Enterprises’ or "PTE" (as defined in the 2017 Amendment), would be subject to reduced corporate tax rates of 7.5% in Development Area A and 12% for the rest of the country.

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

On Track Innovations Ltd.

and Subsidiaries

Notes to the Consolidated Financial Statements

US dollars, NIS and Euro in thousands, except share and per share data

Note 13 - Income Taxes (cont'd)

C.	Deferred tax assets and liabilities:

	December 31	December 31
	2021	2020
Deferred tax assets:
Carryforward losses	$48,722	$47,132
Other	863	812
Total gross deferred tax assets	49,585	47,944
Less – valuation allowance	(49,585)	(47,944)
Net deferred tax assets	$-	$-
Deferred tax liability -
Net deferred tax liability (*)	$-	$ (*) -

(*)	Excluding deferred tax liability held for sale.

The net changes in the total valuation allowance for each of the years ended December 31, 2021 and 2020, are comprised as follows:

	Year ended December 31
	2021	2020
Balance at beginning of year	$47,944	$46,868
Additions during the year from Continuing operations	1,496	1,039
Discontinued operations - see Note 1B	139	57
Tax from previous years	(39)	(39)
Exchange rate differences on carryforward losses	-	3
Deferred intercompany transactions	45	32
Other changes	-	(16)
Balance at end of year	$49,585	$47,944

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

On Track Innovations Ltd.

and Subsidiaries

Notes to the Consolidated Financial Statements

US dollars, NIS and Euro in thousands, except share and per share data

Note 13 - Income Taxes (cont'd)

D.	As of December 31, 2021, the operating loss carry-forwards and capital loss carryforwards relating to Israeli companies amounted to $170,853 and $37,572, respectively. Operating losses in Israel may be carried forward indefinitely to offset against future taxable operational income. Under the Income Tax (Inflationary Adjustments) Law, 1985, and based on the Company’s election (see Note 13A(1)), tax loss carry-forwards are denominated in U.S. dollars.

Net operating carry-forward losses relating to non-Israeli companies aggregate $3,512, which will expire as follows:

2027 - $2,701.

2028 - $533.

Indefinitely - $278.

E.	The Company has not recognized a deferred tax liability for the undistributed earnings of its foreign subsidiaries that arose in 2021 and prior years, because the Company considers these earnings to be indefinitely reinvested. These undistributed earnings will be taxed upon distribution, if at all. A deferred tax liability will be recognized when the Company can no longer demonstrate that it plans to indefinitely reinvest these undistributed earnings. As of December 31, 2021, the undistributed earnings of these foreign subsidiaries were $1,636. It is impracticable to determine the additional taxes payable when these earnings are remitted.

F.	Income tax expenses allocated to continuing operations are as follows:

	Year ended December 31
	2021	2020
Current income tax expenses	$-	$-
Current income tax expenses from previous years	-	(26)
Deferred tax benefit	13	36
Income tax benefit, net	$13	$10

The net loss of discontinued operations for the year ended December 31, 2021 includes income tax benefits of $76. The net loss from discontinued operations for the year ended December 31, 2020 included income tax benefits of $202.

On Track Innovations Ltd.

and Subsidiaries

Notes to the Consolidated Financial Statements

US dollars, NIS and Euro in thousands, except share and per share data

Note 13 - Income Taxes (cont'd)

F.	Cont’d

Reported income tax benefit for the years ended December 31, 2021 and 2020 differed from the amounts that would result from applying the Israeli statutory tax rate of 23%, to loss from continuing operations before taxes on income, as a result of the following:

	Year ended December 31
	2021	2020
Computed “expected” income tax benefit	$2,323	$1,162
Decrease in income tax benefit
resulting from:
Change in valuation allowance, net	(1,496)	(1,039)
Nondeductible stock-based compensation related to options and RSAs issued to employees	(23)	(15)
Nondeductible expenses related to convertible short-term loan from shareholders, including a controlling shareholder	(826)	-
Other nondeductible expenses	(8)	(50)
Tax from previous years	-	(26)
Other	43	(22)
Reported income tax benefit	$13	$10

G.	Loss from continuing operations before taxes on income consists of the following:

	Year ended December 31
	2021	2020
Israel	$(8,516)	$(4,765)
Non-Israel	(1,586)	(285)
	$(10,102)	$(5,050)

H.	Unrecognized tax benefits

As of December 31, 2021 and 2020, the Company did not have any significant unrecognized tax benefits. In addition, the Company does not expect that the amount of unrecognized tax benefits will change significantly within the next twelve months.

For the years ended December 31, 2021 and 2020, no material interest and penalties related to unrecognized tax benefits have been accrued.

The Company and its major subsidiaries file income tax returns in Israel and South Africa. With few exceptions, the income tax returns of the Company and its major subsidiaries are open to examination by the Israeli and the respective foreign tax authorities for the tax years beginning in 2017.

On Track Innovations Ltd.

and Subsidiaries

Notes to the Consolidated Financial Statements

US dollars, NIS and Euro in thousands, except share and per share data

Note 14 – Discontinued operations

A.	As described in Note 1B, the Company divested its interest in ASEC, including its Mass Transit Ticketing activity, and the SmartID division and presented these activities as discontinued operations.

Set forth below are the results of the discontinued operations:

	Year ended December 31
	2021	2020
Revenues	$488	$2,817
Expenses	(1,136)	(3,910)
Other loss, net	(*)(922)	-

Net loss from discontinued operations	$(1,570)	$(1,093)

(*)	Mainly including net loss of $177 due to the legal proceedings, as mentioned in Note 10D(2), and loss of $746 due to transfer of the exchange differences on translation, as derived from ASEC, from other comprehensive loss to the statement of operations loss (see statements of comprehensive loss).

B.	The following table summarizes information about assets and liabilities from discontinued operations held for sale as of December 31, 2021 and 2020:

	December 31
Assets held for sale from discontinued operations:	2021	2020
Current assets:
Cash and cash equivalents	$-	$1,017
Trade receivables, net of allowance for doubtful accounts of $42	-	409
Other receivables and prepaid expenses	-	454
Inventories	-	392
Property, plant and equipment, net	-	3,136
Intangible assets, net	-	370
Right-of-use assets due to operating leases	-	580
	-	6,358

Liabilities held for sale from discontinued operations:
Current liabilities:
Short-term bank credit and current maturities of long-term loans	-	2,339
Trade payables	-	1,832
Other current liabilities	-	443
Long-term loans, net of current maturities (*)	-	642
Long-term liabilities due to operating leases, net of current maturities (*)	-	401
Deferred tax liability	-	172
	$-	$5,829

(*)	Those liabilities were received for a long-term loans (more than twelve months) in ASEC, but were presented as held for sale within the current assets as of December 31, 2020, because the Company has determined that the sale of ASEC qualified as held for sale and as a discontinued operation as of December 31, 2020.

On Track Innovations Ltd.

and Subsidiaries

Notes to the Consolidated Financial Statements

US dollars, NIS and Euro in thousands, except share and per share data

Note 15 – Segment reporting

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

	Year ended December 31, 2021
	Retail	Petroleum	Consolidated

Revenues	$12,223	$2,652	$14,875
Reportable segment gross profit (*)	2,711	1,354	4,065
Reconciliation of reportable segment gross profit to gross profit for the period
Depreciation			(31)
Stock-based compensation			(7)
Gross profit for the period			$4,027

	Year ended December 31, 2020
	Retail	Petroleum	Consolidated

Revenues	$10,174	$2,568	$12,742
Reportable segment gross profit (*)	4,118	1,021	5,139
Reconciliation of reportable segment
gross profit to gross profit for the period
Depreciation			(34)
Stock-based compensation			(4)
Gross profit for the period			$5,101

(*)	Gross profit as reviewed by the CODM represents gross profit, adjusted to exclude depreciation and stock-based compensation.

On Track Innovations Ltd.

and Subsidiaries

Notes to the Consolidated Financial Statements

US dollars, NIS and Euro in thousands, except share and per share data

Note 16 - Geographic Information and Major Customer

The data is presented in accordance with ASC Topic 280, "Segment reporting."

	Year ended December 31
	2021	2020
Revenues by geographical areas from external customers

Americas	$7,202	$4,574
Asia	1,836	2,415
Africa	1,502	1,520
Europe	4,335	4,233
Total export	$14,875	$12,742

	December 31	December 31
	2021	2020
Long lived assets by geographical areas (excluding assets held for sale)
Domestic (Israel)	$2,691	$3,538
Poland (As of December 31, 2020 - Excluding assets held for sale)	41	40
South Africa	235	322
America	2	2
	$2,969	$3,902

Major Customers

	Year ended December 31
	2021	2020
	%	%
Major Customers by percentage from total revenues
Customer A	22%	19%

The revenues derived from this customer are presented within the revenues from the Retail segment.

On Track Innovations Ltd.

and Subsidiaries

Notes to the Consolidated Financial Statements

US dollars, NIS and Euro in thousands, except share and per share data

Note 17 - Leases

The Company leases a limited number of assets, mainly offices and cars for use in its operations.

The Company includes renewal options that it is reasonably certain to exercise in the measurement of the lease liabilities. The remaining operating lease periods of the leases range from less than one year to eight years as of December 31, 2021. The weighted average remaining lease term is 3.2 years as of December 31, 2021.

The following is a schedule of the maturities of operating lease liabilities for the next five years as of December 31, 2021, and thereafter, as were taken into account in the calculation of the operating lease liabilities as of December 31, 2021:

2022	$823
2023	403
2024	273
2025	267
2026	267
Thereafter	800
Total leases payments	2,833
Less - discount	492
Operating lease liabilities	$2,341

As of December 31, 2021, the weighted average discount rate of those operating leases is approximately 5.2% (as of December 31, 2020 – 5.4%).

Operating lease costs and cash paid for amounts included in the measurement of the lease liabilities, excluding liabilities held for sale, were approximately $968 and $913, respectively, during the year ended December 31, 2021. Operating lease costs and cash paid for amounts included in the measurement of the lease liabilities, excluding liabilities held for sale, were approximately $906 and $868, respectively, during the year ended December 31, 2020. Operating lease costs include fixed payments and variable payments that depend on an index or rate. There are no other significant variable lease payments.

The Company does not have any material leases, individually or in the aggregate, classified as a finance leasing arrangement.

Note 18 – Related party

Regarding to transactions and balances with a related party, Ivy, as of December 31, 2021, see Notes 9 and 12A.

Note 19 – Subsequent events

A.	See Note 1A and 2A.

B.	On March 7, 2022, the Company granted 255,000 RSAs that will vest in three equal instalments in February 12, 2022, 2023, and 2024, all subject to the terms and provisions of the Company's Equity Incentive Plan, as mentioned in Note 12D.