Form 10-K/A
period 2021-12-31
ON TRACK INNOVATIONS LTD
filed 2022-04-15
CIK 1021604

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

EXPLANATORY NOTE

On April 13, 2022, On Track Innovations Ltd. (the “Company”) filed its Annual Report on Form 10-K for the fiscal year ended December 31, 2021 (the “Original Form 10-K”). This Amendment No. 1 (the “Amendment”) amends the Original Form 10-K solely to correct typographical errors in the previously-issued audit opinion under Item 8 – Financial Statements and Supplementary Data.

This Amendment speaks as of the original filing date and does not reflect events occurring after the filing of the Original Form 10-K. Other than correcting the audit opinion as described above and filing the related consent of the auditor as Exhibit 23.1 to this Amendment, no revisions are being made to the Company’s financial statements or any other disclosure contained in the Original Form 10-K.

In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), new certifications by the Company’s principal executive officer and principal financial officer are filed herewith as exhibits to this Amendment pursuant to Rule 13a-14(a) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).

This Amendment does not otherwise update any exhibits as originally filed or previously amended.

PART II

Item 8. Financial Statements and Supplementary Data.

Our financial statements are stated in thousands of United States dollars and are prepared in accordance with U.S. GAAP.

The following audited consolidated financial statements are filed as part of this Amendment:

1

PART IV

Item 15. Exhibits and Financial Statement Schedules.

2.1	Agreement and Plan of Merger dated March 17, 2022, by and among Nayax Ltd., OTI Merger Sub Ltd. and the Company (incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on March 17, 2022).

3.1	Amended and Restated Articles of Association (incorporated by reference to the Company’s proxy statement on Schedule 14A filed with the SEC on October 28, 2021).

3.2*	Memorandum of Association, as amended and restated after the December 2, 2021 amendment.

4.1*	Description of Securities of the Company Registered under Section 12 of the Exchange Act.

10.1	Amended and Restated On Track Innovations Ltd. 2001 Share Option Plan (incorporated by reference to the Company’s proxy statement on Schedule 14A filed with the SEC on October 16, 2017). +

10.2	2021 Equity Incentive Plan (incorporated by reference to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on August 16, 2021). +

10.3	Form of Indemnification Agreement between the Company and its directors and officers (incorporated by reference to the Company’s proxy statement on Schedule 14A filed with the SEC on March 10, 2020). +

10.4	Personal Employment Agreement, dated November 5, 2019, by and between the Company and Yehuda Holtzman (incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on November 6, 2019). +

10.5*	Personal Employment Agreement, dated February 2, 2022, by and between the Company and Amir Eilam. +

10.6	Personal and Special Employment Agreement dated February 27, 2018, by and between the Company and Assaf Cohen (incorporated by reference to the Company’s Annual Report on Form 10-K, filed with the SEC on March 29, 2018). +

10.7	Amendment to Personal Employment Agreement, dated September 30, 2019, by and between the Company and Assaf Cohen (incorporated by reference to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on November 13, 2019). +

10.8	Amended and Restated Executive Officers Compensation Policy (incorporated by reference to the Company’s proxy statement on Schedule 14A filed with the SEC on October 28, 2021). +

10.9	Share Purchase Agreement dated December 23, 2019 by and among the Company, Jerry L. Ivy, Jr. Descendants’ Trust and certain other investors (incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on December 26, 2019).

10.10	Binding Term Sheet dated January 19, 2022, by and between Nayax Ltd. and the Company (incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on January 19, 2022).

10.11	Senior Secured Convertible Loan Financing Agreement dated January 27, 2022, by and between Nayax Ltd. and the Company (incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on January 31, 2022).

2

10.12	Debenture dated January 27, 2022, by and between Nayax Ltd. and the Company (incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on January 31, 2022).

10.13*	An English Summary of the Material Provisions of a Hebrew Document Titled “A Request for a Loan in a Foreign Currency” Dated February 28, 2022.

21.1*	List of Subsidiaries of the Company.

23.1***	Consent of Independent Registered Public Accounting Firm.

31.1***	Certification pursuant to Rule 13a-14(a)/15d-14(a) of Amir Eilam.

31.2***	Certification pursuant to Rule 13a-14(a)/15d-14(a) of Assaf Cohen.

32.1**	Certification pursuant to 18 U.S.C. Section 1350 of Amir Eilam.

32.2**	Certification pursuant to 18 U.S.C. Section 1350 of Assaf Cohen.

101*	The following materials from our Annual Report on Form 10-K for the year ended December 31, 2021 formatted in inline XBRL (inline eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Loss, (iv) the Consolidated Statements of Changes in Equity, (v) the Consolidated Statements of Cash Flows, and (vi) the Notes to the Consolidated Financial Statements, tagged as blocks of text and in detail.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed with the Original Form 10-K.

**	Furnished herewith.

***	Filed herewith.

+	Management contract or compensation plan.

3

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

On Track Innovations Ltd.

Dated: April 15, 2022	By:	/s/ Amir Eilam
Amir Eilam
Chief Executive Officer

4

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

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2(A) to the consolidated financial statements, the Company has incurred recurring losses from operations, cash outflows from operating activities and an accumulated deficit that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2(A). The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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
Shareholders’ (Deficit) Equity
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

On Track Innovations Ltd.

and its Subsidiaries

Consolidated Statements of Operations

US dollars in thousands except share and per share data

	Year ended December 31
	2021	2020
Revenues
Sales	$13,278	$11,392
Software as a Service (“SaaS”)	1,597	1,350

Total revenues	14,875	12,742

Cost of revenues
Cost of sales	10,848	7,641
Total cost of revenues	10,848	7,641

Gross profit	4,027	5,101
Operating expenses
Research and development	3,718	3,531
Selling and marketing	2,893	3,233
General and administrative	3,383	3,017

Total operating expenses	9,994	9,781

Operating loss from continuing operations	(5,967)	(4,680)

Financial expenses derived from convertible short-term loan from shareholders, including a controlling shareholder	(3,748)	(90)
Other financial expenses, net	(387)	(280)
Financial expenses, net	(4,135)	(370)

Loss from continuing operations before taxes on income	(10,102)	(5,050)

Income tax benefit, net	13	10

Net loss from continuing operations	(10,089)	(5,040)
Net loss from discontinued operations	(1,570)	(1,093)

Net loss	$(11,659)	$(6,133)
Basic and diluted net loss attributable to shareholders per ordinary share
From continuing operations	$(0.15)	$(0.09)
From discontinued operations	$(0.03)	$(0.02)
	$(0.18)	$(0.11)
Weighted average number of ordinary shares used in computing basic and diluted net loss per ordinary share	65,567,409	(*)55,665,816

(*)	Basic and diluted net losses attributable to shareholders per ordinary share for previous reporting periods were retroactively adjusted due to the completion of rights offering, see Note 2N.

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

On Track Innovations Ltd.

and its Subsidiaries

Consolidated Statements of Cash Flows (cont’d)

US dollars in thousands

	Year ended December 31
	2021	2020
Supplementary cash flows information:

Cash paid during the period for:
Interest paid (*)	$101		$83
Income taxes paid	$-	$	(**)41
Income taxes refund received	$6		$83

(*)	Including interest paid as used in discontinued operations in amount of $7 and $10 for the years ended December 31, 2021 and 2020, respectively

(**)	Derives from discontinued operations

Supplemental disclosures of non-cash flow information
Payables due to issuance costs	$15	$-
Payables due to transaction expenses related to convertible short-term loan received from shareholders, including a controlling shareholder	$-	$43
Payables due to purchase of property and equipment and intangible assets	$9	$14
Classification of embedded derivative from liability to equity	$3,566	$-

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

The Company has had recurring losses and cash outflows from operating activities. It has an accumulated deficit as of December 31, 2021 of $234,624 and a shareholder’s equity deficit of $1,502. As of December 31, 2021 the Company also has a payable balance on its short-term bank loan, that is due within the next 12 months of $2,095 and a convertible short-term loan from shareholders (including a controlling shareholder) including accrued interest, of $1,745. On January 10, 2022, the Company filed the petition with the Court, seeking protections from its creditors in accordance with the Israeli Insolvency and Economic Rehabilitation Law-2018, after the Company’s Board of Directors determined that the Company is insolvent from a cash flow perspective. However, following the signing of the Term Sheet with Nayax, as mentioned in Note 1A, such Petition was dismissed. At the end of January 2022, the Company signed the agreement relating to the Nayax Loan in amount of $5,500, as mentioned in Note 1A, and received the proceeds from this Nayax Loan. Consequently, all amounts due under the convertible loan from shareholders (including the Company’s controlling shareholder) and the bank loan, were paid in full. In addition, Nayax has provided the Company with a full guarantee for a $2,000 short-term loan provided to the Company by a bank at the end of February 2022, and additional guarantees to the Company’s suppliers and subcontractors to allow it to maintain its ongoing production and sale of its products.

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

ROU assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent its obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at the commencement date based on the present value of lease payments over the lease term. The Company uses its incremental borrowing rate based on the information available at the commencement date to determine the present value of the lease payments.

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

Note 9 - Convertible short-term loan from a controlling shareholder (cont’d)

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

Note 9 - Convertible short-term loan from a controlling shareholder (cont’d)

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

There is a dispute between the Company and the IIA in the amount of approximately NIS 3,600 ($1,158) including accrued interest (while the current debt to the IIA as presented in the Company’s financial statements amounts to approximately $133) due to a claim of the IIA about miscalculations in the amount of royalties paid by the Company and the revenues on which the Company must pay royalties. The company has not yet completed its discussions with the IIA and intends to exhaust all options in order to resolve this matter in a favorable manner. Management believes that, at the current stage, it is more likely than not that a positive resolution will be applied to this dispute. Accordingly, no additional accrual has been recorded in the financial statements in respect of this matter.

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

On Track Innovations Ltd.

and Subsidiaries

Notes to the Consolidated Financial Statements

US dollars, NIS and Euro in thousands, except share and per share data

Note 10 - Commitments and Contingencies (cont’d)

D.	Legal claims

1.	In June 2013, prior to the Company’s divestiture of its SmartID division, Merwell Inc. (“Merwell”) filed a claim against the Company before an agreed-upon arbitrator alleging breach of contract in connection with certain commissions claimed to be owed to Merwell with respect to the division’s activities in Tanzania. These activities, along with all other activities of the SmartID division, were later assigned to and assumed by SuperCom in its purchase of the division. SuperCom undertook to indemnify the Company and hold it harmless against any liabilities the Company may incur in connection with Merwell’s consulting agreement and the arbitration. An arbitration decision was issued on February 21, 2016, awarding Merwell approximately $855 for outstanding commissions, plus expenses and legal fees, as well as a right to receive additional information from the Company regarding an additional engagement period in Tanzania and a right to possibly receive additional amounts from the Company, if at all, according to the information that will be provided. The arbitration decision had been appealed and the appeal was denied on June 17, 2018. In order to collect the award, Merwell filed a motion against the Company and the Nazareth District Court issued a judgment requiring the Company to pay Merwell an amount of NIS 5,080 (approximately $1,370) that was paid by the Company on January 8, 2019.

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

On Track Innovations Ltd.

and Subsidiaries

Notes to the Consolidated Financial Statements

US dollars, NIS and Euro in thousands, except share and per share data

Note 12 – Equity (cont’d)

C.	Stock option plans (cont’d)

The following table summarizes information about options outstanding and exercisable (including options to non-employees) as of December 31, 2021:

	Options outstanding			Options Exercisable
	Number	Weighted		Number	Weighted
	outstanding	average	Weighted	Outstanding	average	Weighted
	as of	remaining	Average	As of	remaining	Average
	December 31,	contractual	Exercise	December 31,	contractual	Exercise
Range of exercise price	2021	life (years)	Price	2021	life (years)	Price
$ 0.20-0.90	547,000	3.36	$0.40	72,678	2.35	$0.54
$ 1.07-1.22	102,000	0.91	$1.21	67,000	0.91	$1.21
	649,000	2.98		139,678	1.66

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

Note 18 – Related party

Regarding to transactions and balances with a related party, Ivy, as of December 31, 2021, see Notes 9 and 12A.

Note 19 – Subsequent events

A.	See Note 1A and 2A.

B.	On March 7, 2022, the Company granted 255,000 RSAs that will vest in three equal instalments in February 12, 2022, 2023, and 2024, all subject to the terms and provisions of the Company’s Equity Incentive Plan, as mentioned in Note 12D.