Form 10-Q
period 2022-03-31
ON TRACK INNOVATIONS LTD
filed 2022-05-23
CIK 1021604

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

Yes ☐    No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 75,775,393 Ordinary Shares outstanding as of May 11, 2022.

ON TRACK INNOVATIONS LTD.

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

ON TRACK INNOVATIONS LTD. AND ITS SUBSIDIARIES

INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As of March 31, 2022

(Unaudited)

On Track Innovations Ltd.

and its Subsidiaries

Interim Condensed Consolidated Financial Statements

As of March 31, 2022

(Unaudited)

On Track Innovations Ltd.

and its Subsidiaries

Interim Unaudited Condensed Consolidated Financial Statements as of March 31, 2022

On Track Innovations Ltd.

and its Subsidiaries

Interim Unaudited Condensed Consolidated Balance Sheets

US dollars in thousands except share data

	March 31	December 31
	2022	2021
Assets

Current assets
Cash and cash equivalents	$1,750	$815
Trade receivables (net of allowance for doubtful accounts of $613 and $614 as of March 31, 2022 and December 31, 2021, respectively)	1,956	3,274
Other receivables and prepaid expenses	1,561	1,159
Inventories	3,394	3,200

Total current assets	8,661	8,448

Non-current assets

Restricted bank deposit	-	105

Long term restricted deposit for employee benefits	518	529

Severance pay deposits	475	485

Property, plant and equipment, net	637	673

Intangible assets, net	166	162

Right-of-use assets due to operating leases	1,965	2,134
Total non-current assets	3,761	4,088
Total Assets	$12,422	$12,536

The accompanying notes are an integral part of these interim unaudited condensed consolidated financial statements.

On Track Innovations Ltd.

and its Subsidiaries

Interim Unaudited Condensed Consolidated Balance Sheets

US dollars in thousands except share data

	March 31	December 31
	2022	2021
Liabilities and Equity

Current Liabilities
Short-term bank credit and current maturities of long-term bank loans	$2,001	$2,095
Convertible short-term loan from shareholders, including a controlling shareholder	-	1,745
Convertible loan from Nayax Ltd. (“Nayax”)	5,595	-
Trade payables	2,212	4,657
Other current liabilities	2,464	2,832

Total current liabilities	12,272	11,329

Long-Term Liabilities
Long-term loans, net of current maturities	17	21
Long-term liabilities due to operating leases, net of current maturities	1,514	1,650
Accrued severance pay	1,044	1,038
Total long-term liabilities	2,575	2,709

Total Liabilities	14,847	14,038

Commitments and Contingencies, see note 6

Equity

Ordinary shares of NIS 0.1 par value: Authorized – 120,000,000 shares as of March 31, 2022 and December 31, 2021; issued: 76,954,092 shares as of March 31, 2022 and December 31, 2021; outstanding: 72,789,893 shares as of March 31, 2022 and December 31, 2021	2,008	2,008
Additional paid-in capital	233,498	233,462
Treasury shares at cost - 1,178,699 shares as of March 31, 2022 and December 31, 2021	(2,000)	(2,000)
Accumulated other comprehensive loss	(347)	(348)
Accumulated deficit	(235,584)	(234,624)
Total Equity	(2,425)	(1,502)

Total Liabilities and Equity	$12,422	$12,536

The accompanying notes are an integral part of these interim unaudited condensed consolidated financial statements.

On Track Innovations Ltd.

and its Subsidiaries

Interim Unaudited Condensed Consolidated Statements of Operations

US dollars in thousands except share and per share data

	Three months ended March 31
	2022	2021
Revenues
Sales	$2,465	$2,387
Software as a Service (“SaaS”)	428	382

Total revenues	2,893	2,769

Cost of revenues
Cost of sales	1,543	1,366
Total cost of revenues	1,543	1,366

Gross profit	1,350	1,403
Operating expenses
Research and development	731	838
Selling and marketing	580	605
General and administrative	853	746

Total operating expenses	2,164	2,189

Operating loss from continuing operations	(814)	(786)

Loss from change in fair value of embedded derivative	-	(1,974)
Other financial (expenses) income, net	(146)	4
Financial (expenses) income, net	(146)	(1,970)

Loss from continuing operations before taxes on income	(960)	(2,756)

Income tax benefits, net	-	13

Loss from continuing operations	(960)	(2,743)
Loss from discontinued operations	-	(418)

Net loss	$(960)	$(3,161)
Basic and diluted net loss attributable to shareholders per ordinary share
From continuing operations	$(0.01)	$(0.05)
From discontinued operations	$(0.00)	$(0.01)
	$(0.01)	$(0.06)
Weighted average number of ordinary shares used in computing basic and diluted net loss per ordinary share	72,789,893	57,470,208

The accompanying notes are an integral part of these interim unaudited condensed consolidated financial statements.

On Track Innovations Ltd.

and its Subsidiaries

Interim Unaudited Condensed Consolidated Statements of Comprehensive Loss

US dollars in thousands

	Three months ended March 31
	2022	2021
Total comprehensive loss:
Net loss	$(960)	$(3,161)
Exchange differences on translation of foreign continuing operations	1	(85)
Exchange differences on translation of foreign discontinued operations	-	(52)
Total comprehensive loss	$(959)	$(3,298)

The accompanying notes are an integral part of these interim unaudited condensed consolidated financial statements.

On Track Innovations Ltd.

and its Subsidiaries

Interim Unaudited Condensed Consolidated Statements of Changes in Equity

US dollars in thousands

					Accumulated
			Additional	Treasury	other
	Number of	Share	paid-in	Shares	comprehensive	Accumulated	Total
	Shares issued	capital	capital	(at cost)	Income (loss)	deficit	equity
Balance as of December 31, 2020	55,003,076	$1,423	$227,209	$(2,000)	$(961)	$(222,965)	$2,706

Changes during the three month period ended March 31, 2021:
Classification of embedded derivative from liability to equity	-	-	3,566	-	-	-	3,566
Stock-based compensation	-	-	14	-	-	-	14
Foreign currency translation adjustments	-	-	-	-	(137)	-	(137)
Net loss	-	-	-	-	-	(3,161)	(3,161)
Balance as of March 31, 2021	55,003,076	$1,423	$230,789	$(2,000)	$(1,098)	$(226,126)	$2,988

Balance as of December 31, 2021	76,954,092	$2,008	$233,462	$(2,000)	$(348)	$(234,624)	$(1,502)

Changes during the three month period ended March 31, 2022:

Stock-based compensation	-	-	36	-	-	-	36
Foreign currency translation adjustments	-	-	-	-	1	-	1
Net loss	-	-	-	-	-	(960)	(960)
Balance as of March 31, 2022	76,954,092	$2,008	$233,498	$(2,000)	$(347)	$(235,584)	$(2,425)

The accompanying notes are an integral part of these interim unaudited condensed consolidated financial statements.

On Track Innovations Ltd.

and its Subsidiaries

Interim Unaudited Condensed Consolidated Statements of Cash Flows

US dollars in thousands

	Three months ended March 31
	2022	2021
Cash flows from continuing operating activities
Net loss from continuing operations	$(960)	$(2,743)
Adjustments required to reconcile net loss to net cash provided by continuing operating activities:
Stock-based compensation related to options, restricted stock awards and shares issued to employees and others	36	14
Accrued interest and linkage differences, net	(51)	(169)
Transaction expenses related to convertible loan received	108	10
Loss from change in fair value of embedded derivative	-	1,974
Depreciation and amortization	83	100
Deferred tax benefits, net	-	(13)
Changes in operating assets and liabilities:
Change in accrued severance pay, net	16	(13)
Increase (decrease) in trade receivables, net	1,310	(764)
Decrease (increase) in other receivables and prepaid expenses	(406)	50
Decrease (increase) in inventories	(198)	110
(Decrease) in trade payables	(2,435)	(169)
(Decrease) increase in other current liabilities	(269)	152
Net cash used in continuing operating activities	(2,766)	(1,461)

Cash flows from continuing investing activities
Purchase of property and equipment and intangible assets	(59)	(29)

Net cash used in continuing investing activities	(59)	(29)

Cash flows from continuing financing activities
Increase in short-term bank credit	2,000	-
Repayment of short-term bank credit	(2,054)	(1,160)
Repayment of convertible short-term loan received from shareholders, net of transaction expenses	(1,758)	961
Convertible loan received from Nayax	5,500	-
Repayment of long-term loans	(8)	(2)
Net cash provided by (used in) continuing financing activities	3,680	(201)

Net cash (used in) provided by discontinued operating activities	(19)	3
Net cash provided by discontinued investing activities	-	2,091
Net cash provided by discontinued financing activities	-	-

Total net cash (used in) provided by discontinued operations	(19)	2,094

Effect of exchange rate changes on cash and cash equivalents	(5)	(98)

Increase in cash, cash equivalents and restricted cash	830	305
Cash, cash equivalents and restricted cash - beginning of the period	920	2,499

Cash, cash equivalents and restricted cash - end of the period	$1,750	$2,804

The accompanying notes are an integral part of these interim unaudited condensed consolidated financial statements.

On Track Innovations Ltd.

and its Subsidiaries

Interim Unaudited Condensed Consolidated Statements of Cash Flows (cont’d)

US dollars in thousands

	Three months ended March 31
	2022	2021
Supplementary cash flows activities:
Cash paid during the period for:
Interest paid	$169	$	(*)22
Income taxes paid	$27		$-
Income tax refund received	$-		$6

(*)	Including $7 that derives from discontinued operations.

Supplemental disclosures of non-cash flow information
Payables due to transaction expenses related to convertible short-term loan received	$95	$38
Payables due to purchase of property and equipment and intangible assets	$-	$30
Classification of embedded derivative from liability to equity	$-	$3,566

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

On May 10, 2022, the Merger was approved by the shareholders of the Company. The completion of the Merger is further subject to the applicable waiting periods as follows: (i) the lapse of a 50-day waiting period counted as of the filing of the Merger proposal with the Israeli Registrar of Companies, which was filed on April 7, 2022, and (ii) the lapse of a 30-day waiting period counted as of the date of approval of the Merger by the shareholders (i.e., May 10, 2022), as well as the delivery of notifications to the creditors of the Company, and all in accordance with applicable law and the fulfillment of certain closing conditions.

At March 31, 2022, the Company operates in two operating segments: (a) Retail, and (b) Petroleum (see Note 11).

B.	Interim Unaudited Financial Information

The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements and therefore should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 that the Company filed with the U.S. Securities and Exchange Commission on April 13, 2022, as amended on April 15, 2022.

In the opinion of management, all adjustments considered necessary for a fair statement, consisting of normal recurring adjustments, have been included. Operating results for the three month period ended March 31, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022.

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

The Company has had recurring losses and cash outflows from operating activities. It has an accumulated deficit as of March 31, 2022 of $233,498 and a shareholder’s deficit of $2,425. As of March 31, 2022 the Company also has a payable balance on its short-term bank loan, that is due within the next 12 months of $2,001 and a convertible short-term loan from Nayax including accrued interest, of $5,595. On January 10, 2022, the Company filed the Petition with the Court, seeking protections from its creditors in accordance with the Israeli Insolvency and Economic Rehabilitation Law-2018, after the Company’s Board of Directors determined that the Company is insolvent from a cash flow perspective. However, following the signing of the Term Sheet with Nayax, as mentioned in Note 1A, such Petition was dismissed. At the end of January 2022, the Company signed the Nayax Loan Agreement under which Nayax provided the Company with a loan in an amount of $5,500, as mentioned in Note 1A, and received the proceeds from this Nayax Loan. Consequently, all amounts due under the convertible loan from shareholders (including the Company’s controlling shareholder) and the bank loan, were paid in full. In addition, Nayax has provided the Company with a full guarantee for a $2,000 short-term loan provided to the Company by a bank at the end of February 2022, and additional guarantees to the Company’s suppliers and subcontractors to allow it to maintain its ongoing production and sale of its products. Subsequent to the balance sheet date, On April 26, 2022, Nayax extended an additional amount of $1,000 to the Company, which is added to the previous $5,500 loan and shall be subject to the provisions of the Nayax Loan.

In the event where the Merger, as mentioned in Note 1A, is not completed, under certain circumstances, the Company will be required to pay Nayax a termination fee of $1,500. Furthermore, non-completion of the Merger would be considered an “event of default” under the Nayax Loan Agreement, which can result in Nayax’s requirement for an immediate repayment of the Nayax Loan, or an increase of the annual interest on the Nayax Loan from 10% to 16% interest, at Nayax’s sole discretion. At any time after the earlier of (i) an event of default, as contemplated in the Nayax Loan Agreement, or (ii) the completion of the Merger Agreement, and prior to the repayment of the Nayax Loan which shall be due and payable in full by the Company on the second anniversary of the Effective Date, Nayax is entitled, at its sole discretion, to convert the Nayax Loan into ordinary shares of the Company at a price per share equal to $0.043. The Company will also be required to repay the bank loan provided with Nayax’s guarantee and would be exposed to a risk of not being able to conduct the Company’s business due to the loss of the guarantees provided by Nayax to the Company’s suppliers and subcontractors. Based on the projected cash flows and the Company’s cash balances as of March 31, 2022, the Company believes that without: (1) the completion of the Merger and increase of the Company’s cash by receiving additional loans from Nayax (at Nayax’s sole discretion) under the terms set under the Nayax Loan Agreement; or (2) other increase in the Company’s cash, the Company will not have sufficient resources to enable it to continue its operations for a period of at least the next 12 months from the date of this filing, and may need to commence insolvency proceedings. As a result, there is substantial doubt regarding the Company’s ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets and the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

On Track Innovations Ltd.

and its Subsidiaries

Notes to the Interim Unaudited Condensed Consolidated Financial Statements

US dollars, NIS and Euro in thousands, except share and per share data

Note 1 - Organization and Basis of Presentation (cont’d)

C.	Liquidity and Capital Resources (cont’d)

Since inception, the Company’s principal sources of liquidity have been revenues, proceeds from sales of equity securities, borrowings from banks, government and shareholders, including convertible loans, proceeds from the exercise of options and warrants as well as proceeds from the divestiture of parts of the Company’s businesses. The Company had cash and cash equivalents of $1,750 as of March 31, 2022.

The ongoing situation in Poland resulting from the coronavirus (“COVID-19”) pandemic, led to an almost complete stop to the Company’s Mass Transit Ticketing sales business, which negatively impacted the Company’s cash flow. On April 21, 2021, the Company completed the sale of its subsidiary ASEC S.A., including its Mass Transit Ticketing activity. The results, including the revenues, and the cash flows of the Mass Transit Ticketing operation for all reporting periods are presented in the statements of operations and in the statements of cash flows, respectively, as discontinued operations separately from continuing operations.

In connection with the outbreak of the COVID-19 pandemic, the Company has taken steps to protect its workforce in Israel, South Africa, the United States, Poland, and elsewhere. Such steps include working from home where possible, minimizing face-to-face meetings, utilizing video conferencing as much as possible, social distancing at facilities and elimination of most international travel. The Company continues to comply with all local health directives.

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

Notes to the Interim Unaudited Condensed Consolidated Financial Statements

US dollars, NIS and Euro in thousands, except share and per share data

Note 2 - Significant Accounting Policies

Except as described in Note 2A below, these interim unaudited condensed consolidated financial statements have been prepared according to the same accounting policies as those discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

A.	Recently Adopted Accounting Pronouncements

1.	In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40). This pronouncement simplifies the accounting for certain financial instruments with characteristics of liabilities and equity, including convertible instruments and contracts on an entity’s own equity. Specifically, the ASU simplifies accounting for convertible instruments by removing major separation models required under current accounting standard. In addition, the ASU removes certain settlement conditions that are required for equity contracts to qualify for it and simplifies the diluted earnings per share calculations in certain areas. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2021. Early adoption is permitted for annual periods beginning after December 15, 2020. The Company adopted ASU 2020-06 in the first quarter of 2022 using the modified retrospective method. The adoption of this accounting standard did not have a material effect on the Company’s financial position, results of operations and cash flows.

B.	Recent Accounting Pronouncements

1.	In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326). The main objective of this ASU is to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. To achieve this objective, the amendments in this ASU replace the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. The amendments affect entities holding financial assets and net investment in leases that are not accounted for at fair value through net income. The amendments affect loans, debt securities, trade receivables, net investments in leases, off-balance-sheet credit exposures, reinsurance receivables, and any other financial assets not excluded from the scope that have the contractual right to receive cash. ASU 2016-13 is effective for the Company for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. Early adoption is permitted for fiscal years beginning after December 15, 2018. The Company currently does not expect the adoption of this accounting standard to have a material impact on its consolidated financial statements.

On Track Innovations Ltd.

and its Subsidiaries

Notes to the Interim Unaudited Condensed Consolidated Financial Statements

US dollars, NIS and Euro in thousands, except share and per share data

Note 3 - Other Receivables and Prepaid Expenses

	March 31	December 31
	2022	2021
Government institutions	$373	$149
Prepaid expenses	197	166
Suppliers advance	934	791
Other receivables	57	53
	$1,561	$1,159

Note 4 - Other Current Liabilities

	March 31	December 31
	2022	2021
Employees and related expenses	$545	$977
Accrued expenses	1,101	1,060
Customer advances	158	64
Short-term liabilities due to operating leases and current maturities	611	691
Other current liabilities	49	40
	$2,464	$2,832

On Track Innovations Ltd.

and its Subsidiaries

Notes to the Interim Unaudited Condensed Consolidated Financial Statements

US dollars, NIS and Euro in thousands, except share and per share data

Note 5 - Loans

1.	Convertible short-term loan from Shareholders

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

The Loan Agreement was amended to allow for an additional lender (the “Additional Lender”) to lend $100 under the same terms as Ivy. Accordingly, the aggregate gross amount the Company received under the Loan Agreement was $1,600, out of which $975 took place as part of the second closing on January 28, 2021.

On January 28, 2022, the Secured Amount of $1,758 (including accrued interest of $158) was repaid to the Lender and the Additional Lender.

2.	Convertible loan from Nayax

On January 27, 2022, the Company entered into a senior secured convertible loan financing agreement with Nayax in the amount of $5,500, which was increased by an additional amount of $1,000 on April 26, 2022, bringing the Loan Amount to a total of $6,500. Nayax may, at its sole discretion, extend additional amounts to the Company under this Agreement in order, among other things, to allow the Company to pay its debts as they become due.

The Loan is subject to a 10% interest per year and the accumulated interest and value added tax, if any, is payable quarterly commencing on April 1, 2022. The accumulated interest accrued for the period between January 27, 2022 to March 31, 2022 is approximately $95 which the Company has not paid to Nayax. The Nayax Loan matures on the second anniversary of the closing of the Loan.

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

3.	Short-term bank loan

On February 28, 2022, the Company received a $2,000 short-term loan which is being rolled over on a monthly basis (i.e., repaid and re-provided monthly basis). The loan bears an annual interest rate of SOFR plus 2.45%. Nayax has provided the Company a full guarantee for this loan.

On Track Innovations Ltd.

and its Subsidiaries

Notes to the Interim Unaudited Condensed Consolidated Financial Statements

US dollars, NIS and Euro in thousands, except share and per share data

Note 6 - Commitments and Contingencies

A.	Other contingency

The Company has entered into several research and development agreements, pursuant to which the Company received grants from the Israel Innovation Authority (“IIA”), and is therefore obligated to pay royalties to the IIA at a rate of 3%-3.5% of its sales up to the amounts granted (linked to the U.S. dollar with annual interest at LIBOR as of the date of approval, for programs approved from January 1, 1999 and thereafter). The total amount of grants received as of March 31, 2022, net of royalties paid, was approximately $3,400 (including accrued interest). No grants from the IIA were received during the three months ended March 31, 2022 and 2021.

There is a dispute between the Company and the IIA in the amount of approximately NIS 3,600 ($1,133) including accrued interest (while the current debt to the IIA as presented in the Company’s financial statements amounts to approximately $122) due to a claim of the IIA about miscalculations in the amount of royalties paid by the Company and the revenues on which the Company must pay royalties. The company has not yet completed its discussions with the IIA and intends to exhaust all options in order to resolve this matter in a favorable manner. Management believes that, at the current stage, it is more likely than not that a positive resolution will be applied to this dispute. Accordingly, no additional accrual has been recorded in the financial statements in respect of this matter.

During the three months ended March 31, 2022 and 2021, there were no royalty expenses.

B.	Guarantees

Nayax has provided the Company with a full guarantee for a $2,000 short-term loan provided to the Company by a bank, and additional guarantees to the Company’s suppliers and subcontractors to allow it to maintain its ongoing production and sale of its products.

On Track Innovations Ltd.

and its Subsidiaries

Notes to the Interim Unaudited Condensed Consolidated Financial Statements

US dollars, NIS and Euro in thousands, except share and per share data

Note 7 - Revenues

Disaggregation of revenue

The following tables disaggregate the Company’s revenue by major source based on categories that depict its nature and timing as reviewed by management for the three months ended March 31, 2022 and 2021:

	Three months ended March 31
	2022
	Retail	Petroleum	Total
Cashless payment products (A)	$1,705	$-	$1,705
Complete cashless payment solutions (B):
Sales of products (B1)	99	557	656
SaaS and services (B2)	311	221	532
	411	778	1,188

Total revenues	$2,115	$778	$2,893

	Three months ended March 31
	2021
	Retail	Petroleum	Total
Cashless payment products (A)	$1,524	$-	$1,524
Complete cashless payment solutions (B):
Sales of products (B1)	421	239	660
SaaS and other services (B2)	337	248	585
	758	487	1,245

Total revenues	$2,282	$487	$2,769

Performance obligations

Below is a listing of performance obligations for the Company’s main revenue streams:

A.	Cashless payment products –

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

Contract balances

	March 31	December 31
	2022	2021
Trade receivables, net of allowance for doubtful accounts	$1,956	$3,274
Customer advances	$158	$64

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

Set forth below are the results of the discontinued operations:

	Three months ended March 31
	2022	2021
Revenues	$-	$488
Expenses	-	(877)
Other loss, net	-	(29)
Net loss from discontinued operations	$-	$(418)

Note 9 - Fair Value of Financial Instruments

The Company’s financial instruments consist mainly of cash and cash equivalents, short-term interest bearing investments, accounts receivable, restricted deposits for employee benefits, accounts payable and short-term, long-term loans and convertible loan from Nayax.

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

The Company, in estimating fair value for financial instruments, determined that the carrying amounts of cash and cash equivalents, trade receivables, short-term bank credit and trade payables are equivalent to, or approximate their fair value due to the short-term maturity of these instruments. The carrying amounts of variable interest rate long-term loans and convertible loan from Nayax are equivalent or approximate to their fair value as they bear interest at approximate market rates.

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

During each of the three-month periods ended March 31, 2022 and March 31, 2021, 0 and 632,500 options were granted, respectively. The vesting period for the options is three years. The average exercise prices for the options that were granted during the three months ended March 31, 2021, are $0.23, respectively. Those options expire up to five years after the date of grant. Any options which are forfeited or cancelled before expiration become available for future grants under the Company’s option plan. The fair value of each option granted to employees during the three months ended March 31, 2021 was estimated on the date of grant, using the Black-Scholes model and the following assumptions:

	Three months ended March 31
	2022	2021
Expected dividend yield	-	0%
Expected volatility (average)	-	113.48%
Risk-free interest rate (average)	-	0.17%
Expected life - in years	-	2.50

1.	Dividend yield of zero percent for all periods.

2.	Expected average volatility represents a weighted average standard deviation rate for the price of the Company’s ordinary shares on Nasdaq and on the OTCQX market, as applicable.

3.	Risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant.

4.	Estimated expected lives are based on historical grants data.

The Company’s options activity (including options to non-employees) and options outstanding and options exercisable as of December 31, 2021 and March 31, 2022, are summarized in the following table:

	Number of	Weighted
	options	average exercise
	outstanding	price per share
Outstanding – December 31, 2021	649,000	$0.42

Options granted	-	-
Options expired or forfeited	(37,998)	$0.24
Outstanding – March 31, 2022	611,002	$0.43

Exercisable as of:
December 31, 2021	139,678	$0.85
March 31, 2022	288,682	$0.54

On Track Innovations Ltd.

and its Subsidiaries

Notes to the Interim Unaudited Condensed Consolidated Financial Statements

US dollars, NIS and Euro in thousands, except share and per share data

Note 10 - Equity (cont’d)

A.	Stock option plans (cont’d)

The weighted average fair value of options granted during the three months ended March 31, 2021 is $0.14 per option.

The aggregate intrinsic value of outstanding options as of each of March 31, 2022 and December 31, 2021 is $0. The aggregate intrinsic value of exercisable options as of each of March 31, 2022 and December 31, 2021 is $0.

The following table summarizes information about options outstanding and exercisable (including options to non-employees) as of March 31, 2022:

	Options outstanding			Options Exercisable
	Number	Weighted		Number	Weighted
	outstanding	average	Weighted	Outstanding	average	Weighted
	as of	remaining	Average	as of	remaining	Average
Range of	March 31,	contractual	Exercise	March 31,	contractual	Exercise
exercise price ($)	2022	life (years)	Price ($)	2022	life (years)	Price ($)
0.20-0.84	509,002	3.34	0.43	221,682	2.96	0.34
1.07-1.22	102,000	0.66	1.21	67,000	0.66	1.21
	611,002	2.89		288,682	2.43

As of March 31, 2022, there was approximately $61 of total unrecognized compensation cost related to non-vested stock-based compensation arrangements. That cost is expected to be recognized over a weighted-average period of approximately 1.15 years.

B.	Equity Incentive Plan

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

On Track Innovations Ltd.

and its Subsidiaries

Notes to the Interim Unaudited Condensed Consolidated Financial Statements

US dollars, NIS and Euro in thousands, except share and per share data

Note 10 - Equity (cont’d)

B.	Equity Incentive Plan (cont’d)

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

The Company’s RSA activity during 2022 and information as to RSAs outstanding and RSAs exercisable as of March 31, 2022 is summarized in the following table:

		Weighted
	Number of	average exercise
	RSAs outstanding	price per share
Outstanding – December 31, 2021	2,985,500	$0.03

RSAs granted	255,000	$0.03
RSAs expired or forfeited	(315,500)	$0.03

Outstanding – March 31, 2022	2,925,000	$0.03

Exercisable as of:

December 31, 2021	189,682	$0.03
March 31, 2022	38,848	$0.03

On Track Innovations Ltd.

and its Subsidiaries

Notes to the Interim Unaudited Condensed Consolidated Financial Statements

US dollars, NIS and Euro in thousands, except share and per share data

Note 10 - Equity (cont’d)

B.	Equity Incentive Plan (cont’d)

The weighted average grant date fair value of RSAs granted is $0.03 per RSA during 2021.

The aggregate intrinsic value of outstanding options as of March 31, 2022 and December 31, 2021 is $273 and $269, respectively. The aggregate intrinsic value of exercisable options as of March 31, 2022 and December 31, 2021 is $4 and $17, respectively.

The following table summarizes information about RSAs outstanding and exercisable as of March 31, 2022:

	RSAs outstanding		RSAs exercisable
	Number		Number
	outstanding	Weighted	Outstanding	Weighted
	as of	Average	As of	Average
Range of	March 31,	Exercise	March 31,	Exercise
exercise price	2022	Price	2022	Price
$0.03	2,925,000	$0.03	38,848	$0.03

As of March 31, 2022, there was $298 of total unrecognized compensation cost related to non-vested stock-based compensation arrangements. That cost is expected to be recognized over a weighted-average period of 1.53 years.

C.	During the three months ended March 31, 2022, and March 31, 2021, the Company recorded stock-based compensation expenses in the amount of $36 and $14, respectively, in accordance with ASC 718, Compensation-Stock Compensation.

D.	Stock options and warrants in the amounts of 130,727,281 and 15,086,837 outstanding as of March 31, 2022 and 2021, respectively, have been excluded from the calculation of the diluted net loss per ordinary share because all such securities have an anti-dilutive effect for all periods presented.

On Track Innovations Ltd.

and its Subsidiaries

Notes to the Interim Unaudited Condensed Consolidated Financial Statements

US dollars, NIS and Euro in thousands, except share and per share data

Note 11 - Segment Reporting

For the purposes of allocating resources and assessing performance in order to improve profitability, the Company’s chief operating decision maker (“CODM”) examines two segments which are the Company’s strategic business units: (1) Retail, and (2) Petroleum.

Information regarding the results of each reportable segment is included below based on the internal management reports that are reviewed by the CODM.

	Three months ended March 31, 2022
	Retail	Petroleum	Total

Revenues	$2,116	$777	$2,893

Reportable segment gross profit (*)	898	442	1,340

Reconciliation of reportable segment
gross profit to gross profit for the period

Depreciation			(7)
Stock-based compensation			(3)

Gross profit			$1,350

	Three months ended March 31, 2021
	Retail	Petroleum	Total

Revenues	$2,282	$487	$2,769 $

Reportable segment gross profit (*)	1,179	233	1,412

Reconciliation of reportable segment
gross profit to gross profit for the period

Depreciation			(8)
Stock-based compensation			(1)

Gross profit			$1,403

(*)	Gross profit as reviewed by the CODM, represents gross profit, adjusted to exclude depreciation and stock-based compensation.

Note 12 - Related party

Regarding transactions and balances with a related party, Ivy, a controlling shareholder, see Notes 5(1).

Note 13 - Subsequent events

1. On April 26, 2022, Nayax extended an additional amount of $1,000 of borrowings to the Company, as mentioned in note 1(C).

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward - Looking Statements

The statements contained in this Quarterly Report on Form 10-Q, or Quarterly Report, that are not historical facts are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 and other federal securities laws. Such forward-looking statements may be identified by, among other things, the use of forward-looking terminology such as “believes,” “intends,” “plans”, “expects,” “may,” “will,” “should,” or “anticipates” or the negative thereof or other variations thereon or comparable terminology, and similar expressions are intended to identify forward-looking statements. We remind readers that forward-looking statements are merely predictions and therefore are inherently subject to uncertainties and other factors and involve known and unknown risks that could cause the actual results, performance, levels of activity, or our achievements, or industry results, to be materially different from any actual future results, performance, levels of activity, or our achievements, or industry results, expressed or implied by such forward-looking statements. Such forward-looking statements may appear in this Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” as well as elsewhere in this Quarterly Report and include, among other statements, statements regarding the following:

●	the closing of the merger transaction we entered into with Nayax Ltd., or Nayax;

●	our ability to continue as a going concern and any efforts that we may undertake to support our future operations, service our debt obligations and to further execute our business plans;

●	any impact of the Corona Virus, or COVID-19, pandemic on our business and cash flow, including timing of receipt of orders and payment from our customers;

●	the impact of general economic, political, demographic and business conditions worldwide, including geopolitical uncertainty and instability, such as the Russia-Ukraine conflict, on general economic conditions and on our business in the short and long terms;

●	future sources of revenue, ongoing relationships with current and future business partners, distributors, suppliers, customers, end-user customers and resellers;

●	future costs and expenses and adequacy of capital resources;

●	our expectations regarding our short-term and long-term capital requirements and satisfaction thereof;

●	interest from current and new customers and rate of orders;

●	the global shortage in components and the related effects of an increase in components’ prices, freight cost and longer lead-times;

●	our outlook for the coming months; and

●	information with respect to other plans and strategies for our business.

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

Our business and operations are subject to substantial risks, which increase the uncertainty inherent in the forward-looking statements contained in this Quarterly Report. Except as required by law, we undertake no obligation to release publicly the result of any revision to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Further information on potential factors that could affect our business is described among others under the heading “Risk Factors” below and in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 filed with the SEC. Readers are also urged to carefully review and consider the various disclosures we have made in that report.

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

On January 10, 2022, we filed a petition, or the Petition, with the Israeli county court of Nazareth, or the Court, seeking protections from our creditors in accordance with the Israeli Insolvency and Economic Rehabilitation Law-2018, after our board of directors, or the Board, determined that we are insolvent from a cash flow perspective.

On January 19, 2022, we entered into a binding term sheet, or the Term Sheet, with Nayax. The Term Sheet provides that we and Nayax will enter into a two-step transaction relating to (i) Nayax extending to us a senior secured convertible loan, or the Nayax Loan; and (ii) the purchase by Nayax of 100% of our share capital in consideration for $4,500,000. Consequently, to the entry into the Term Sheet, and at our request, the Court dismissed the Petition.

On January 27, 2022, we entered into a definitive agreement and debenture relating to the Nayax Loan, or the Nayax Loan. On March 17, 2022, we entered into an Agreement and Plan of Merger, or the Merger Agreement, with Nayax and OTI Merger Sub Ltd., an Israeli company, wholly owned by Nayax, or Merger Sub, pursuant to which Merger Sub will merge with and into our company, with our company surviving as a direct wholly-owned subsidiary of Nayax, or the Merger, in exchange for $4,500,000 in cash, or the Merger Consideration. On May 10, 2022, the shareholders approved the Merger. The Company expects that the Merger will be completed after June 10, 2022, following and subject to the passage of the waiting periods prescribed under the Companies Law, 1999, and the fulfillment of certain closing conditions.

This discussion and analysis should be read in conjunction with our interim condensed consolidated financial statements and notes thereto contained in “Item 1. Financial Statements” of this Quarterly Report and our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 filed with the SEC.

Three months ended March 31, 2022, compared to the three months ended March 31, 2021

Sources of Revenue

We have historically derived a substantial majority of our revenues from the sale of our products, including both complete systems and original equipment manufacturer components. Furthermore, we generate revenues from licensing and transaction fees, and also less significantly, from engineering services, customer services and technical support. In addition, we have derived revenues from Software as a Service, or SaaS. During the three months ended March 31, 2022 and March 31, 2021, the revenues that we derived from those sources are presented in two separate line items, as follows (in thousands):

	Three months ended March 31,
	2022	2021
Sales	$2,465	$2,387
SaaS	$428	$382
Total revenues	$2,893	$2,769

Sales. Sales increased by $78,000, or 3%, in the three months ended March 31, 2022, compared to the three months ended March 31, 2021. The increase is mainly attributed to an increase of Retail segment sales in the Americas and an increase in sales of Petroleum products in the Americas and Africa, partially offset by a decrease of Retail sales in Europe and APAC.

SaaS. SaaS revenues include monthly payments for a set of different software applications such as Terminal Management Systems, Payment gateway, and other software applications for the Retail segment, and a separate set of applications for fuel management systems supporting the Petroleum segment. Our SaaS revenues increased by $46,000, or 12%, in the three months ended March 31, 2022, compared to the three months ended March 31, 2021. The increase is mainly attributed to an increase in revenues in our Retail segment.

We have historically derived revenues from different geographical areas. The following table sets forth our revenues, by dollar amount (in thousands) and as a percentage of quarterly revenues in different geographical areas, in the three months ended March 31, 2022 and March 31, 2021:

Three months ended March 31,	Americas		Europe		Africa		APAC
2022	$1,940	67%	$338	12%	$429	15%	$186	6%
2021	$873	32%	$914	33%	$368	13%	$614	22%

Our revenues from sales in Americas increased by $1.1 million, or 122%, in the three months ended March 31, 2022, compared to the three months ended March 31, 2021, mainly due to an increase in sales of readers to the U.S. market and sales of Petroleum products.

Our revenues from sales in Europe decreased by $576,000, or 63%, in the three months ended March 31, 2022, compared to the three months ended March 31, 2021, mainly due to a decrease in Retail sales in the Russian market.

Our revenues from sales in Africa increased by $61,000, or 17%, in the three months ended March 31, 2022, compared to the three months ended March 31, 2021, mainly due to an increase in sales of Petroleum products.

Our revenues from sales in the Asia-Pacific region, or APAC, decreased by $428,000, or 70%, in the three months ended March 31, 2022, compared to the three months ended March 31, 2021, mainly due to a decrease in Retail sales.

Our revenues derived from outside the United States are primarily transacted in currencies other than the U.S. dollar and accordingly have a varying impact upon our total revenues as a result of fluctuations in exchange rates.

Due to the conflict between Russia and Ukraine, and in light of sanctions imposed by certain countries on Russia, our Board guided our management to halt sales to Russian customers. As a result, our revenues will continue to be adversely impacted.

The following table sets forth our revenues by dollar amount (in thousands) and as a percentage of revenues by segments, during the three months ended March 31, 2022 and March 31, 2021:

Three months ended March 31,	Retail		Petroleum
2022	$2,121	73%	$772	27%
2021	$2,282	82%	$487	18%

Our revenues from Retail in the three months ended March 31, 2022 decreased by $161,000, or 7%, compared to the three months ended March 31, 2021, mainly attributed to a decrease of sales in Europe and a decrease of sales in APAC, partially offset by an increase in sales in the Americas.

Our revenues in the three months ended March 31, 2022, from Petroleum increased by $285,000, or 59%, compared to the three months ended March 31, 2021, mainly due to an increase in sales of Petroleum products in the Americas and Africa.

Cost of Revenues and Gross Margin

Our cost of revenues, presented by gross profit and gross margin percentage, for the three months ended March 31, 2022 and March 31, 2021, were as follows (dollar amounts in thousands):

Cost of revenues	Three months ended March 31,
	2022	2021

Cost of sales	$1,543	$1,366
Gross profit	$1,350	$1,403
Gross margin percentage	47%	51%

Cost of sales. Cost of sales consists primarily of materials, as well as salaries, fees to subcontractors and related costs of our technical staff that assemble our products. The increase of $177,000, or 13%, in the three months ended March 31, 2022, compared to the three months ended March 31, 2021, resulted primarily from an increase in sales and an increase in the cost of components due to a global components shortage as a result of the COVID-19 pandemic.

Gross margin. The decrease in gross margin percentage in the three months ended March 31, 2022, compared to the three months ended March 31, 2021, is mainly attributed to an increase of cost of components due to a global shortage of components as part of the impact of the COVID-19 pandemic.

Operating expenses

Our operating expenses for the three months ended March 31, 2022 and March 31, 2021, were as follows (in thousands):

Operating expenses	Three months ended March 31,
	2022	2021
Research and development	$731	$838
Selling and marketing	$580	$605
General and administrative	$853	$746
Total operating expenses	$2,164	$2,189

Research and development. Our research and development expenses consist primarily of the salaries and related expenses of our research and development staff, as well as subcontracting expenses. The decrease of $107,000, or 13%, in the three months ended March 31, 2022, compared to the three months ended March 31, 2021, is primarily attributed to an increase in expenses relating to employees.

Selling and marketing. Our selling and marketing expenses consist primarily of salaries and substantially all of the expenses of our sales and marketing subsidiaries and offices in the United States, South Africa and Europe, as well as expenses related to advertising and professional expenses. Our selling and marketing, in the three months ended March 31, 2022, compared to the three months ended March 31, 2021, remained consistent.

General and administrative. Our general and administrative expenses consist primarily of salaries and related expenses of our executive management and financial and administrative staff. These expenses also include costs of our professional advisors (such as legal and accounting), office expenses and insurance. The increase of $107,000, or 14%, in the three months ended March 31, 2022, compared to the three months ended March 31, 2021, is primarily attributed to an increase in legal expenses derived mainly from the operation of the Merger with Nayax.

Financing (expenses) income, net

Our financing (expenses) income, net, for the three months ended March 31, 2022 and March 31, 2021, were as follows (in thousands):

	Three months ended March 31,
	2022	2021
Loss from change in fair value of embedded derivative	$-	$(1,974)
Other financial (expenses) income, net	$(146)	$4
Financing expenses, net	$(146)	$(1,970)

Financing expenses, net, consist primarily of financing expense related to interest payable on bank loans, bank commissions and to a change in fair value of embedded derivative in the convertible short-term loan received from shareholders, partially offset by financing income related to interest earned on investments in short-term deposits and foreign exchange differentials. The change in total financing expenses, net, of $1.8 million in the three months ended March 31, 2022, compared to the three months ended March 31, 2021, is mainly due to a loss from change in the fair value of embedded derivative of $2.0 million in the first quarter of 2021, partially offset by financing expense related to interest payable on the Nayax Loan of $0.1 million.

Income tax benefit, net

	Three months ended March 31,
	2022	2021
Income tax benefit, net	$-	$13

The decrease in our income tax benefit, net, of $13,000, in 2022 compared to 2021 is mainly attributed to income tax benefit due to previous years as recognized by our South African subsidiary in 2021.

Net loss from continuing operations

Our net loss from continuing operations for the three months ended March 31, 2022 and March 31, 2021, was as follows (in thousands):

	Three months ended March 31,
	2022	2021
Net loss from continuing operations	$(960)	$(2,743)

The change in our net loss from continuing operations of $1.8 million, in the three months ended March 31, 2022, compared to the three months ended March 31, 2021, is mainly due to a decrease in our financing expenses, net, due to a loss from change in fair value of embedded derivative of $2.0 million, partially offset by financing expense related to interest payable on the Nayax Loan of $0.1 million , as described above.

Net loss from discontinued operations

Our net loss from discontinued operations for the three months ended March 31, 2022 and March 31, 2021, was as follows (in thousands):

	Three months ended March 31,
	2022	2021
Net loss from discontinued operations	$-	$(418)

The results from the Mass Transit Ticketing activity and the SmartID activity for the reporting periods are presented in the statements of operations as discontinued operations separately from continuing operations. The decrease in the net loss from discontinued operations of $418,000, in the three months ended March 31, 2022, compared to the three months ended March 31, 2021, is mainly due to a decrease in loss from the Mass Transit Ticketing operation in the first quarter of 2021 as a result of the impact of COVID-19. We completed the sale of this operation on April 21, 2021.

Net loss

Our net loss for the three months ended March 31, 2022 and March 31, 2021, was as follows (in thousands):

	Three months ended March 31,
	2022	2021
Net loss	$(960)	$(3,161)

The decrease in net loss of $2.2 million, in the three months ended March 31, 2022, compared to the three months ended March 31, 2021, is primarily due to a decrease in our financing expenses, net, derived from loss from change in fair value of embedded derivative in the first quarter of 2021 and a decrease in net loss from discontinued operations, as described above.

Liquidity and Capital Resources

Our principal sources of liquidity since our inception have been revenues, proceeds from sales of equity securities, borrowings from banks, governments and shareholders, including convertible loans, proceeds from the exercise of options and warrants as well as proceeds from the divestiture of parts of our businesses. As of March 31, 2022, we had cash, cash equivalents and short-term investments representing bank deposits of approximately $1.75 million. As of March 31, 2022, we also have a payable balance on our short-term bank loan, that is due within the next 12 months of approximately $2.0 million and a convertible short-term loan from Nayax (including accrued interest), of approximately $5.6 million. On January 10, 2022, we filed the Petition with the Court seeking protections from our creditors in accordance with the Israeli Insolvency and Economic Rehabilitation Law-2018, after our Board determined that we are insolvent from a cash flow perspective. However, following the signing of the agreement relating to the Nayax Loan, such Petition was dismissed and all amounts due under the convertible loan from shareholders (including our controlling shareholder) and the Bank Leumi loan, were paid in full. In addition, Nayax has provided us with a full guarantee for a $2.0 million short-term loan provided to us by a bank which bears an annual interest rate of SOFR plus 2.45%, which is being rolled over on a monthly basis (i.e., repaid and re-provided on a monthly basis), and additional guarantees to our suppliers and subcontractors to allow us to maintain our ongoing production and sale of our products. On April 26, 2022, Nayax extended an additional amount of $1.0 million to us, which is added to the previous $5.5 million loan and shall be subject to the provisions of the Nayax Loan.

In the event where the Merger is not completed, under certain circumstances, we will be required to pay Nayax a termination fee of $1.5 million. Furthermore, non-completion of the merger would be considered an “event of default” under the Nayax Loan, which can result in Nayax’s requirement for an immediate repayment of the Nayax Loan Amount, or an increase of the annual interest on the Nayax Loan Amount from 10% to 16% interest, at Nayax’s sole discretion. We will also be required to repay the bank loan provided with Nayax’s guarantee and would be exposed to a risk of not being able to conduct our business due to the loss of the guarantees provided by Nayax to our suppliers and subcontractors. Based on the projected cash flows and our cash balances as of March 31, 2022, we believe that without: (1) the completion of the Merger and increase of our cash by receiving additional loans from Nayax (at Nayax’s sole discretion) under the terms set under the Nayax Loan; or (2) other increase in our cash, we will not have sufficient resources to enable us to continue our operations for a period of at least the next 12 months from the date of this filing, and may need to commence insolvency proceedings. As a result, there is substantial doubt regarding our ability to continue as a going concern.

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

As of March 31, 2022, our and certain of our subsidiaries’ manufacturing facilities and certain equipment have been pledged as security to Nayax in respect of a Nayax Loan.

Operating activities related to continuing operations

For the three months ended March 31, 2022, net cash used in continuing operating activities was $2.8 million, primarily due to a $1.0 million net loss from continuing operations, a $2.4 million decrease in trade payables, a $406,000 increase in other receivables and prepaid expenses, a $269,000 decrease in other current liabilities, a $198,000 increase in inventory and a $51,000 change in accrued interest and linkage differences, partially offset by a $1.3 million decrease in trade receivables, $108,000 of transaction expenses related to the convertible short-term loan received, $83,000 of depreciation and amortization, $36,000 of expenses due to stock-based compensation issued to employees and others and a $16,000 change in accrued severance pay.

For the three months ended March 31, 2021, net cash used in continuing operating activities was $1.5 million, primarily due to a $2.7 million net loss from continuing operations, a $764,000 increase in trade receivables, a $169,000 decrease in trade payables, a $169,000 change in accrued interest and linkage differences, $13,000 of deferred tax benefits and a $13,000 change in accrued severance pay, partially offset by a $2.0 million loss from change in fair value of embedded derivative, a $152,000 increase in other current liabilities, a $110,000 decrease in inventory, $100,000 of depreciation and amortization, a $50,000 decrease in other receivables and prepaid expenses, $14,000 of expenses due to stock-based compensation issued to employees and others and $10,000 of transaction expenses related to the convertible short-term loan received from shareholders.

Operating activities related to discontinued operations

For the three months ended March 31, 2022, net cash provided by discontinued operating activities was $19,000, mainly related to legal fees.

For the three months ended March 31, 2021, net cash provided by discontinued operating activities was $3,000, mainly related to the Mass Transit Ticketing operations that were managed by ASEC.

Investing and financing activities related to continuing operations

For the three months ended March 31, 2022, net cash used in continuing investing activities was $59,000, due to $59,000 of purchases of long-lived assets.

For the three months ended March 31, 2021, net cash used in continuing investing activities was $29,000, due to $29,000 of purchases of long-lived assets.

For the three months ended March 31, 2022, net cash provided by continuing financing activities was $3.7 million, primarily due to a $5.5 million convertible short-term loan from Nayax, and $2.0 million in short term bank credit, partially offset by a $2.1 million repayment of short-term bank credit, a $1.8 million repayment of convertible short-term loan from shareholders and a $8,000 repayment of a long-term loan.

For the three months ended March 31, 2021, net cash used in continuing financing activities was $201,000, due to a $1.2 million decrease in short-term bank credit, net and a $2,000 repayment of long-term loans, partially offset by $961,000 of proceeds from convertible short-term loan received from shareholders, net of transaction expenses.

Investing and financing activities related to discontinued operations

We had no cash flows provided by or used in discontinued investing activities in the three months ended March 31, 2022.

For the three months ended March 31, 2021, net cash provided by discontinued investing activities was $2.1 million mainly related to the proceeds from the sale of ASEC that were received prior to the closing to repay certain debt in Poland.

We had no cash flows provided by or used in discontinued financing activities in the three months ended March 31, 2022 or March 31, 2021.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures - Our management, including our Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, are responsible for establishing and maintaining our disclosure controls and procedures (within the meaning of Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended, or Exchange Act). These controls and procedures are designed to ensure that information required to be disclosed in the reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information was made known to our management, including our CEO and CFO, by others within the Company, as appropriate to allow timely decisions regarding required disclosure. We evaluated these disclosure controls and procedures under the supervision of our CEO and CFO as of March 31, 2022. Based upon that evaluation, our management, including our CEO and CFO, concluded that our disclosure controls and procedures are effective as of such date.

Changes in Internal Control Over Financial Reporting - There has been no change in our internal control over financial reporting during the quarter ended March 31, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

For information with respect to legal proceedings to be disclosed under this Item, see Note 6A to the consolidated Financial Statements included under Part I Item 1 in this Quarterly Report.

Item 6. Exhibits.

3.1	Amended and Restated Articles of Incorporation (incorporated by reference to the Company’s proxy statement on Schedule 14A filed with the SEC on October 28, 2021).

3.2

Memorandum of Association, as amended and restated after the December 2, 2021 amendment (incorporated by reference to the Company’s Annual Report on Form 10-K filed with the SEC on April 13, 2022, as amended on April 15, 2022).

31.1*	Rule 13a-14(a) Certification of Chief Executive Officer.

31.2*	Rule 13a-14(a) Certification of Chief Financial Officer.

32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.

32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

101 *

The following materials from our Quarterly Report on Form 10-Q for the quarter ended March 31, 2022 formatted in inline XBRL (inline eXtensible Business Reporting Language): (i) the Interim Condensed Consolidated Balance Sheets, (ii) the Interim Condensed Consolidated Statements of Operations, (iii) the Interim Condensed Consolidated Statements of Comprehensive Loss, (iv) the Interim Condensed Statements of Changes in Equity, (v) the Interim Condensed Consolidated Statements of Cash Flows, and (vi) the Notes to Interim Condensed Consolidated Financial Statements, tagged as blocks of text and in detail.

104 *	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.

**	Furnished herewith.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ON TRACK INNOVATIONS LTD.

By:	/s/ Amir Eilam
Amir Eilam, Chief Executive Officer
(Principal Executive Officer)

Dated: May 23, 2022

By:	/s/ Assaf Cohen
Assaf Cohen, Chief Financial Officer
(Principal Financial and Accounting Officer)

Dated: May 23, 2022